Form 10-Q
period 1995-06-30
PAULSON CAPITAL CORP
filed 1995-08-11
CIK 704159

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   ----------
                                  FORM 10-QSB

              Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                      For the Quarter ended June 30, 1995

                        Commission file number: 0-18118

                             PAULSON CAPITAL CORP.
                             ---------------------
              Exact name of registrant as specified in its charter


                     Oregon                            93-0589534
                     ------                            ----------
            (State of incorporation)                (I.R.S. Employer
                                                     Identification)

              811 S.W. Front Avenue
                  Portland, OR                            97204
              ---------------------                       -----
              (Address of principal                    (Zip Code)
               executive offices)

Registrant's telephone number, including area code:  (503) 243-6000
                                                     --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

      Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995:

                   Common stock, no par value - 4,363,501 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                  (unaudited)

                                                         6/30/95      12/31/94
                                                         -------      --------
CURRENT ASSETS
   Cash and cash equivalents                          $  421,589    $  145,417
   Receivables from brokers or dealers and
     clearing organizations                            2,753,124     1,342,230
   Notes and other receivables                           474,050       482,776
   Refundable income taxes                                  --         515,000
   Trading securities and investments                  1,263,753     1,563,674
  Investment Securities                                   16,500        15,063
   Prepaid and deferred expenses                          90,516       169,268
  Secured demand notes                                   100,000       100,000
   Deferred income taxes                                 170,000       170,000
                                                       ---------     ---------
          Total current assets                         5,289,532     4,503,428
                                                       ---------     ---------
FURNITURE AND EQUIPMENT, net                             137,716       137,254
                                                       ---------     ---------
DEFERRED INCOME TAXES                                     12,700        12,700
                                                       ---------     ---------
                                                      $5,439,948    $4,653,382
                                                       =========     =========

           The accompanying notes are an integral part of this statement.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (unaudited)


                                                         6/30/95      12/31/94
                                                         -------      --------
CURRENT LIABILITIES
   Bank Overdraft                                       $ 14,973      $ 51,888
   Accounts payable                                      303,520       268,146
   Brokers or dealers and clearing organ-
     izations                                          1,040,336     1,750,193
   Compensation, employee benefits
     and payroll taxes                                   913,461       284,562
   Securities sold, not yet purchased, at
     market   928,791                                    197,820
   Income taxes payable                                   35,162          --
  Deferred income taxes                                     --            --
   Subordinated notes payable                            100,000       100,000
                                                       ---------     ---------
          Total current liabilities                    3,336,243     2,652,609
                                                       ---------     ---------


COMMITMENTS AND CONTINGENCIES                              -0-           -0-

SHAREHOLDERS' EQUITY
   Preferred stock, no par value,
     authorized, 500,000 shares;
     issued and outstanding, no shares                      -              -
   Common stock, no par value, authorized,
     10,000,000 shares; issued and outstand-
     ing, 4,363,501 and 4,363,501,
     respectively                                        775,730       775,730
  Retained earnings                                    1,327,975     1,225,043
                                                       ---------     ---------
                                                       2,103,705     2,000,773
                                                       ---------     ---------
                                                      $5,439,948    $4,653,382
                                                       =========     =========

           The accompanying notes are an integral part of this statement.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                 For the three month           For the six month
                                period ended June 30         period ended June 30
                                 1995          1994          1995           1994
                              ----------    ----------    ----------     -------
REVENUES
  Commissions                 $2,630,375    $2,027,522     $4,705,130    $4,459,454
  Corporate Finance              815,339       399,866      1,367,011       749,135
  Investment Income              324,318       114,872        326,256       267,525
  Trading Income                 (41,639)      (81,994)       113,750       268,620
  Interest and Dividends           5,845         3,297         10,447        12,127
  Other                            4,585         3,434         11,125         6,124
                               ---------     ---------      ---------     ---------
                               3,738,823     2,466,997      6,533,719     5,762,985
                               ---------     ---------      ---------     ---------

EXPENSES
  Commissions
   and Salaries                2,569,573     1,962,992      4,592,172     4,318,289
  Underwriting Expense           290,021        94,882        431,465       159,794
  Rent, telephone
   and quotation                 230,185       308,310        453,610       605,609
    services
  Interest expense                 1,603         1,500          3,373         3,000
  Professional fees              103,886       161,717        206,917       340,457
  Bad debt expense                85,841        28,300        119,449        59,277
  Travel and
   entertainment                  18,235        40,098         44,215        84,196
  Settlements                    125,000       133,601        149,250       149,001
  Branch office expenses            --         (29,208)          --          39,304
  Other                          182,882       295,996        362,336       487,556
                               ---------     ---------      ---------     ---------
                               3,607,226     2,998,188      6,362,787     6,246,483

   Earnings (loss)
     before income
     taxes and extra-
      ordinary gain              131,597      (531,191)       170,932      (483,498)

Provision (credit)
   for income taxes
  Current                         52,000       (20,000)        68,000          --
  Deferred                         --            --             --             --
                               ---------     ---------      ---------     ---------
   Net earnings               $   79,597    $ (511,191)    $  102,932    $ (483,498)
                               =========     =========      =========     =========
Earnings (loss)
   per share                  $     .018    $     (.12)    $     .024    $     (.11)
                               =========     =========      =========     =========


           The accompanying notes are an integral part of this statement.

                   PAULSON CAPITAL CORP. AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

          Three year period ended December 31, 1994 and the six months ended June 30, 1995 (unaudited)


                                                                         Retained
                                                Common Stock             Earnings
                                           Shares          Amount        (Deficit)
                                         ---------        --------       --------
Balance at January 1, 1992               4,569,016        $990,573       $775,214

Issuance of common stock in
  lieu of Directors' cash
  compensation                              10,080          17,500            -

Redemption of common stock                 (10,000)        (10,600)

Net earnings for the year                     -               -           693,815
                                         ---------         -------      ---------
Balance at December 31, 1992             4,569,096        $997,473     $1,469,029

Issuance of common stock in
  lieu of Directors' cash
  compensation                               7,745          10,000            -

Redemption of common stock                (128,300)       (140,400)

Net earnings for the year                     -               -           836,476
                                         ---------         -------      ---------
Balance at December 31, 1993             4,448,541        $867,073     $2,305,505

Issuance of common stock in
  lieu of Directors' cash
  compensation                              21,960          16,500            -

Redemption of common stock                (107,000)       (107,843)

Net loss for the year                         -               -        (1,080,462)
                                         ---------         -------      ---------
Balance at December 31, 1994             4,363,501        $775,730     $1,225,043

Net earnings for year to date                 -               -           102,932
                                         ---------         -------      ---------
Balance June 30, 1995                    4,363,501        $775,730     $1,327,975
                                         =========         =======      =========



           The accompanying notes are an integral part of this statement.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

           for the six month period ended June 30, 1995 and June 30, 1994


                                                         6/30/95       6/30/94
                                                         -------       -------
Increase (Decrease) in cash and cash equivalents

Cash flows from operating activities
   Net earnings (loss)                                $  102,932     $(483,498)
                                                       ---------      --------
     Adjustments to reconcile net earnings
     (loss) to net cash provided by operating
     activities
        Unrealized (appreciation) loss in
          investment securities                           (4,000)      (15,668)
        Realized gain on investment
     securities                                         (319,693)     (251,856)
        Depreciation and amortization                     24,994        25,187
        Gain from sale of furniture
     and equipment                                          (338)          --
        Change in assets and liabilities
          Increase in receivables                     (1,402,168)     (244,961)
          (Increase) decrease in
          refundable income taxes                        515,000      (147,589)
          (Increase) decrease in
       trading securities                                299,921       (47,998)
          (Increase) decrease in prepaid
       and deferred expenses                              78,752      (105,482)
          Increase (decrease) in accounts
         payable and accrued expenses                    (45,586)      (48,475)
            Increase (decrease) in securities
       sold, not yet purchased                           730,971       779,633
          Increase (decrease) in income taxes
             payable                                      35,162      (130,475)
     Decrease in bank overdraft                          (36,915)      (74,717)
                                                       ---------      --------
            Total adjustments                           (123,900)     (262,401)
                                                       ---------      --------
   Net cash provided by (used in)
     operating activities                                (20,968)     (745,899)
                                                       ---------      --------


           The accompanying notes are an integral part of this statement.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                                                         6/30/95       6/30/94
                                                         -------       -------
Cash flows from investing activities
   Purchases of short-term investment
   securities                                           (154,200)   (1,416,431)
   Proceeds from sale of short-term
   investment securities                                 476,458     1,601,005
   Additions to furniture and equipment                  (25,818)      (66,611)
   Proceeds from sale of furniture
   and equipment                                             700          --
                                                        --------      ------
     Net cash provided by (used in)
   investing activities                                  297,140       117,963
                                                        --------       -------

Cash flows from financing activities
   Additions to notes payable                               --             --
   Payments on contracts payable and
   obligations under capital leases                         --             --
   Payments on subordinated notes payable                   --             --
   Payments to retire common stock                          --        (101,594)
                                                        --------      --------
     Net cash provided by (used in)
   financing activities                                     --        (101,594)
                                                        --------      --------

     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                276,172       (729,530)

Cash and cash equivalents
   at beginning of year                                  145,417       941,048
                                                        --------      --------

Cash and cash equivalents at June 30                   $ 421,589     $ 211,518
                                                        ========      ========

Cash paid during the three months

   Interest                                            $   3,373     $   3,000
                                                        ========      ========

   Income taxes                                        $  27,200     $  80,856
                                                        ========      ========


           The accompanying notes are an integral part of this statement.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in
Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring accruals) necessary to state fairly the information shown therein. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2.    Securities Owned

      Any losses from the disposition of securities are reflected in trading revenues on the income statement for the period.

3.    Commitments and Contingencies

      PIC and Chester L.F. Paulson, Paulson Capital's president, are defendants in Kevin J. O'Rourke, et. al v. With Design In Mind International, Inc., filed in U.S. District Court for the Central District of California in February 1993, an asserted class action alleging violations of Section 11 and 12(2) of the Securities Act of 1933, relating to alleged misstatements in the prospectus used in connection with a May 1991 public offering in which PIC acted as the managing underwriter. Mr. Paulson has not been served with the complaint. PIC sold $4.96 million of securities in the offering. PIC believes it has meritorious defenses to the lawsuit. The lawsuit has been settled between the parties but no final settlement has yet been presented to the court for approval.

      The Company, PIC, Chester Paulson and various current and former officers and directors of the Company and PIC have been named as defendants in Amstutz and Cockreham et al. v. Paulson Investment Company, Inc., et al., filed in Multnomah County Circuit Court in July 1994. The plaintiffs are four former customers of PIC who purchased limited partnership interests and other securities several years ago. The claims involve allegations of breach of fiduciary duty, gross negligence, fraud, securities fraud and Oregon RICO violations. The principal damages alleged are approximately $500,000. Plaintiffs are also seeking punitive damages of $1.7 million, treble damages, lost investment opportunity, interest and attorney fees. PIC, the Company and the other defendants believe they have meritorious defenses and intend to defend these claims vigorously.

      PIC has been named as a defendant in Denardo, et al. v. Paulson Investment Company, Inc., et al., filed in U.S. District Court for the District of Connecticut in June 1995. Plaintiffs allege that an individual claiming to be an agent of PIC took approximately $105,000 from them. The claims allege violations of federal and state securities laws, state unfair trade practice statutes, gross negligence, breach of fiduciary duties, common law fraud and conversion. Plaintiffs are seeking compensatory damages, punitive damages and attorney's fees. PIC has not had an opportunity to fully investigate this claim and is unable to assess its merit.

      PIC has been named as respondent in Carimi v. Paulson Investment Company, Inc., an NASD arbitration filed in December 1994. Claimant alleges that PIC is liable for prematurely exercising various cashless options without authorization. Claimant seeks $45,000 in compensatory damages and $100,000 in punitive damages. PIC has not had an opportunity to fully investigate this claim and is unable to assess its merit.

      PIC has been named as respondent in Mokhtari v. Paulson Investment Company, Inc., et al., an NASD arbitration, filed in February 1995. Claimants allege breach of fiduciary duty, negligence, fraud and securities fraud. Claimants seek $27,000 in compensatory damages and $73,000 in punitive damages. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

      PIC has been named as respondent in Rosner v. Investors Associates, Inc., et al. and MRS Investments v. Investors Associates, Inc., et al., NASD arbitrations filed in April and May 1995, respectively. Claimants assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933 and Connecticut securities law in connection with investments by claimants in a company for which PIC had entered into a non-binding letter of intent to conduct a public offering. Claimants seek a total of $200,000 in compensatory damages, interest and attorney's fees. PIC believes it has meritorious defenses and intends to defend these matters vigorously.

      PIC has been named as respondent in Elliot v. Paulson Investment Company, Inc., et al., an NASD arbitration filed in July 1995. Claimant asserts claims for violation of the Texas Deceptive Trade Practices-Consumer Protection Act, securities fraud, violation of NASD rules, sale of an unregistered security and negligence. Claimant seeks $30,000 in compensatory damages, treble damages pursuant to state law, and punitive damages in an unspecified amount. PIC has not had an opportunity to fully investigate this claim and is unable to assess its merit.

      PIC has been named as respondent in Eaton v. Paulson Investment Company, Inc., an NASD arbitration filed in July 1995. Claimant asserts claims for equitable rescission of the trades made in her account, breach of fiduciary duty, negligence, fraud, negligent misrepresentation and securities fraud. Claimant seeks approximately $42,000 in compensatory damages. PIC has not had an opportunity to fully investigate this claim and is unable to assess its merit.

      Assessment from State of California PIC began receiving notices of assessment from the Employment Development Department (the "EDD") of the State of California in July 1994 with respect to various amounts which the EDD believes should have been withheld from compensation paid to most of the registered representatives of PIC based in California. The most recent assessment received by PIC, which included penalties and interest, was approximately $575,000, covering the period from April 1991 through March 1994. The EDD takes the position that the registered representatives are employees of PIC, subject to withholding taxes and other California employment taxes. PCC believes the registered representatives are independent contractors, for which no withholding is required. PIC has filed petitions requesting that the assessment be withdrawn or, in the alternative, that the amount owing be recomputed with credits for the taxes paid by the independent contractors, and the EDD has pended the matter. PIC believes it has meritorious arguments with respect to the assessment and intends to defend this matter vigorously. The Company is unable to predict the financial impact of this matter.

      An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. PIC has been named in certain other legal proceedings and has received notice that certain customers may commence legal proceedings against PIC. Management of the Company believes, based upon information received to date and, where management believes it appropriate, discussions with counsel, that resolution of this additional pending litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

      Results of Operations
      ---------------------

      The revenues and operating results of the Company's operating subsidiary, Paulson Investment Company, Inc. ("PIC"), are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC's investment account, trading inventory positions and underwriter warrants are heavily concentrated. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. PIC's operations depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. In the table below, "Trading Income" is the net gain or loss from trading positions before commissions paid to the representatives in the trading department. "Investment Income" includes amounts received, if any, from the exercise of PIC's underwriter warrants.

                    Summary of Changes in Major Categories
                           of Revenues and Expenses

                                    2nd Quarter                 1st Half
                                   1995 vs. 1994              1995 vs. 1994
                                   -------------              -------------
Revenues:
Sales Commissions              $ 602,853      29.7%      $ 245,676       5.5%
Corporate Finance                415,473     103.9%        617,876      82.5%
Investment Income                209,446     182.3%         58,731      22.0%
Trading Income                    40,355       N/A        (154,870)    (57.6%)
Other                              3,699      55.0%          3,321      18.2%

Total                          1,271,826      51.6%        770,734     13.4%

Expenses:
Commissions/Salaries             606,581      30.9%        273,883       6.3%
Underwriting Expenses            195,139     205.7%        271,671     170.0%
Rent, Telephone/Quotes           (78,125)    (25.3%)      (151,999)    (25.1%)
Other                           (114,557)    (18.1%)      (277,251)    (23.8%)

Total                            609,038      20.3%        116,304       1.9%

Pretax Income                    662,788       N/A         654,430       N/A


      Total revenues for the second quarter of 1995 rose 51.6 percent from the second quarter of 1994, from $2,466,997 to $3,738,823. As shown in the table above, sales commissions rose

$602,853, or 29.7 percent, from $2,027,522 in the second quarter of 1994 to $2,630,375 in the comparable 1995 period. This increase resulted primarily from the more favorable price movements and trading levels in OTC issues in the 1995 quarter, compared to a down market with lower trading levels in 1994. Corporate finance revenues rose 103.9 percent, or $415,473, in the second quarter of 1995 compared to the second quarter of 1994. Only one transaction was completed in the 1994 quarter, raising a total of $7.5 million for the issuer; two transactions were completed in the 1995 quarter, raising an aggregate of $12.2 million for corporate finance clients. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income increased $209,446, from $114,872 in the second quarter of 1994 to $324,318 in the 1995 quarter. One underwriter warrant was exercised in each quarter, but the value of the warrant exercised in 1995 was greater. Trading income rose $40,355, from a loss of $81,994 in the 1994 quarter to a loss of $41,639 in the 1995 period. The 1995 quarter's loss was due primarily to losses from positions in two previous corporate finance clients whose stocks declined in the quarter.

      Total expenses rose $609,038 in the second quarter of 1995 from the comparable 1994 period, an increase of 20.3 percent from $2,998,188 to $3,607,226. Commissions and salaries rose $606,581, or 30.9 percent, from $1,962,992 in the 1994 period to $2,569,573 in 1995. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. Higher commissions are generally paid to employee registered representa-tives at higher production levels. Underwriting expenses increased by $195,139, or 205.7 percent, due primarily to increased legal fees for the two corporate finance transactions completed in the 1995 quarter compared to the single transaction completed in the 1994 quarter and the write-off of expenses related to a potential transaction that was not consummated. Rent, telephone and quote expenses decreased from $308,310 in the 1994 period to $230,185 in 1995, a decrease of 25.3 percent, due primarily to the closing of three branch offices in Utah and Colorado for which PIC was responsible for overhead expenses. Other expenses decreased 18.1 percent, from $632,004 in the second quarter of 1994 to $517,447 in the second quarter of 1995. This decrease was primarily due to a $57,831 decline in professional fees related to litigation, a $21,863 decrease in travel and entertainment expenses and general cutbacks in overhead expenses, offset partially by a $57,541 increase in bad debt expense.

      The Company had a pretax profit of $131,597 in the second quarter of 1995 compared to a pretax loss of $531,191 in the comparable 1994 period. The primary reasons for this increase were the general increase in commission business, an increase in the number of corporate finance transactions, and an increase in investment income. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

      The Company also accrued a credit of $20,000 for an income tax refund for the second quarter of 1994, compared to an accrual for income taxes in the second quarter of 1995 of $52,000. Independent of investment income, the Company would have had a loss before income taxes of $192,721 in the second quarter of 1995 compared to a loss before income taxes of $646,063 in the comparable 1994 period.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1995 was combined with a general increase in the liquidity of the markets for these securities. Markets in 1994 for OTC securities generally declined. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

      PIC owed $100,000 at June 30, 1995 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of June 30, 1995, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

      Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June 30, 1995, PIC owned 39 underwriter warrants (from 36 issuers), of which 33 were currently exercisable and 11 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

      In the second quarter of 1995, $20,968 of net cash was used in operating activities by the Company. The major adjustments to reconcile this result to the Company's net profit included an increase in receivables of $1,402,168 and a realized gain on investment securities of $319,693, offset by a decrease in refundable income taxes of $515,000, an increase in securities sold but not yet purchased of $730,971, and a decrease in trading securities of $299,921. In the quarter, $297,140 of net cash was provided to the Company by investing activities, primarily resulting from $476,458 of proceeds from the sale of short-term investment securities offset partially by the purchase of $154,200 of short-term investment securities. No net cash was used in financing activities in the quarter. The net increase in cash and cash equivalents for the quarter totaled $276,172. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At June 30, 1995, the Company had no material commitments for capital expenditures.

      In general, the primary ongoing sources of PIC's, and therefore the Company's, liquidity, including PIC's trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants, all depend in large part on the trend in the general markets for OTC securities. Rising OTC price levels will tend to increase the value and liquidity of PIC's trading positions, the amount that can be borrowed from its clearing firm based upon those positions, and the value of PIC's underwriter warrants. The Company believes its liquidity is sufficient to meet its needs for the foreseeable future.

Inflation

     Because PIC's assets are primarily liquid, they are not significantly affected by inflation. The rate of inflation affects PIC's expenses, such as employee compensation, office leasing and communications costs. These costs may not readily be recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects in the securities markets and the value of securities held in inventory or PIC's investment account, it may adversely affect the Company's financial position and results of operations.

                                   PART II
                              OTHER INFORMATION

Item 1.     Legal Proceedings.

      None

Item 2.     Changes in Securities.

      None

Item 3.     Defaults upon Senior Securities.

      None

Item 4.     Submission of Matters to a Vote of Security Holders.

      The Company held its annual meeting on June 29, 1995. The three existing Company directors (Chester L.F. Paulson, Jacqueline M. Paulson and Kenneth T. LaMear) were elected for additional one year terms. In addition, the Company's shareholders approved a proposal to authorize an amendment to the articles of incorporation of the Company to effect a 1-for-4 reverse split of the Common Stock of the Company upon the occurrence of certain events, with 3,060,759 shares voting for the proposal, 41,100 shares voting against the proposal, with 3,100 votes abstaining. Under the proposal, the Company's directors would be authorized to effect the reverse split if the closing bid of the Company's common stock falls below $1.00 and the directors determine that the reverse split is in the best interests of the Company's shareholders. The purpose of the proposal was to enable the Company to maintain a listing for the Company's common stock on the Nasdaq System.

Item 5.     Other Information.

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAULSON CAPITAL CORP.



Date: AUGUST 4, 1995          By: CHESTER L.F. PAULSON
      ------------------          ---------------------
                                  Chester L.F. Paulson
                                  President


Date: AUGUST 8, 1995          By: CAROL RICE
      ------------------          ---------------------
                                  Carol Rice
                                  Principal Accounting Officer

                                   EXHIBIT INDEX


Exhibit                                                               Sequential
  No.          Description                                             Page No.
- -------        -----------                                            ----------

  27           Financial Data Schedule