Form 10QSB
period 1995-09-30
PAULSON CAPITAL CORP
filed 1995-11-14
CIK 704159

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 ----------
                                FORM 10-QSB

          Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                  For the Quarter ended September 30, 1995

                      Commission file number: 0-18118

                           PAULSON CAPITAL CORP.
            ----------------------------------------------------
            Exact name of registrant as specified in its charter


                   Oregon                            93-0589534
          ------------------------                ----------------
          (State of incorporation)                (I.R.S. Employer
                                                   Identification)

            811 S.W. Front Avenue
                Portland, OR                            97204
           -----------------------                   ----------
            (Address of principal                    (Zip Code)
             executive offices)

Registrant's telephone number,
including area code:                                           (503) 243-6000
                                                                -------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ---         ---

       Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995:

                Common stock, no par value  -  4,314,201 shares

                             FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                     PAULSON CAPITAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    -------
                                  (unaudited)

                                                         9/30/95      12/31/94
                                                         -------      --------
CURRENT ASSETS
   Cash and cash equivalents                          $  259,270    $  145,417
   Receivables from brokers or dealers and
     clearing organizations                            5,900,134     1,342,230
   Notes and other receivables                           249,436       482,776
   Refundable income taxes                                  --         515,000
   Trading securities and investments                    652,928     1,563,674
  Investment Securities                                1,285,270        15,063
   Prepaid and deferred expenses                         195,604       169,268
  Secured demand notes                                   100,000       100,000
   Deferred income taxes                                 170,000       170,000
                                                       ---------     ---------

          Total current assets                         8,812,642     4,503,428
                                                       ---------     ---------

FURNITURE AND EQUIPMENT, net                             117,848       137,254
                                                       ---------     ---------

DEFERRED INCOME TAXES                                     12,700        12,700
                                                       ---------     ---------

                                                      $8,943,190    $4,653,382
                                                       =========     =========


         The accompanying notes are an integral part of this statement

                     PAULSON CAPITAL CORP. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEET - CONTINUED

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                                  (unaudited)


                                                         9/30/95      12/31/94
                                                         -------      --------
CURRENT LIABILITIES
   Bank Overdraft                                       $   --        $ 51,888
   Accounts payable                                      291,990       268,146
   Brokers or dealers and clearing organ-
     izations                                            419,542     1,750,193
   Compensation, employee benefits
     and payroll taxes                                 1,325,479       284,562
   Securities sold, not yet purchased, at
     market                                              115,252       197,820
   Income taxes payable                                1,823,876          --
  Deferred income taxes                                     --            --
   Subordinated notes payable                            100,000       100,000
                                                       ---------     ---------

          Total current liabilities                    4,076,139     2,652,609
                                                       ---------     ---------

COMMITMENTS AND CONTINGENCIES                              -0-           -0-

SHAREHOLDERS' EQUITY
   Preferred stock, no par value,
     authorized, 500,000 shares;
     issued and outstanding, no shares                      -              -
   Common stock, no par value, authorized,
     10,000,000 shares; issued and outstand-
     ing, 4,314,201 and 4,363,501,
     respectively                                        725,389       775,730
  Retained earnings                                    4,141,662     1,225,043
                                                       ---------     ---------

                                                       4,867,051     2,000,773
                                                       ---------     ---------

                                                      $8,943,190    $4,653,382
                                                       =========     =========


         The accompanying notes are an integral part of this statement

                     PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                 For the three month          For the nine month
                                period ended Sept. 30        period ended Sept. 30
                                 1995          1994          1995           1994
                              ----------    ----------    ----------     ----------
REVENUES
  Commissions                 $2,908,449    $1,658,334     $7,613,579    $6,117,788
  Corporate Finance              506,479       552,816      1,873,490     1,301,951
  Investment Income            5,612,826       (20,849)     5,939,082       246,676
  Trading Income                 292,078       109,679        405,828       378,299
  Interest and Dividends           7,676         1,651         18,123        13,778
  Other                            3,280         5,237         14,405        11,361
                               ---------     ---------      ---------     ---------

                               9,330,788     2,306,868     15,864,507     8,069,853
                               ---------     ---------     ----------     ---------

EXPENSES
  Commissions
   and Salaries                3,170,890     1,802,508      7,763,062     6,120,797
  Underwriting Expense            56,666       116,598        488,131       276,392
  Rent, telephone
   and quotation                 257,066       239,569        710,676       845,178
    services
  Interest expense                 1,536         1,500          4,909         4,500
  Professional fees              144,596       133,706        351,513       474,163
  Bad debt expense               237,508        29,600        356,957        88,877
  Travel and
   entertainment                  33,489        42,934         77,704       127,130
  Settlements                    437,500        67,500        586,750       216,501
  Branch office expenses            --         (16,976)          --          22,328
  Other                          345,850       167,069        708,186       654,625
                               ---------     ---------      ---------     ---------

                               4,685,101     2,584,008     11,047,888     8,830,491

   Earnings (loss)
     before income
     taxes and extra-
      ordinary gain            4,645,687      (277,140)     4,816,619      (760,638)

Provision (credit)
   for income taxes
  Current                      1,832,000         --         1,900,000          --
  Deferred                         --            --             --             --
                               ---------     ---------      ---------     ---------

   Net earnings               $2,813,687    $ (277,140)    $2,916,619    $ (760,638)
                               =========     =========      =========     =========

Earnings (loss)
   per share                  $      .65    $    (.064)    $      .67    $    (.175)
                               =========     =========      =========     =========


         The accompanying notes are an integral part of this statement

                     PAULSON CAPITAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   Three year period ended December 31, 1994 and the nine months ended September 30, 1995 (unaudited)


                                                Common Stock             Retained
                                                ------------             Earnings
                                           Shares          Amount        (Deficit)
                                          --------        --------       ---------
Balance at January 1, 1992               4,569,016        $990,573       $775,214

Issuance of common stock in
  lieu of Directors' cash
  compensation                              10,080          17,500            -

Redemption of common stock                 (10,000)        (10,600)

Net earnings for the year                     -               -           693,815
                                         ---------         -------      ---------

Balance at December 31, 1992             4,569,096        $997,473     $1,469,029

Issuance of common stock in
  lieu of Directors' cash
  compensation                               7,745          10,000            -

Redemption of common stock                (128,300)       (140,400)

Net earnings for the year                     -               -           836,476
                                         ---------         -------      ---------

Balance at December 31, 1993             4,448,541        $867,073     $2,305,505

Issuance of common stock in
  lieu of Directors' cash
  compensation                              21,960          16,500            -

Redemption of common stock                (107,000)       (107,843)

Net loss for the year                         -               -        (1,080,462)
                                         ---------         -------      ---------

Balance at December 31, 1994             4,363,501        $775,730     $1,225,043

Redemption of common stock                 (49,300)        (50,341)

Net earnings for year to date                 -               -         2,916,619
                                         ---------         -------      ---------

Balance at September 30, 1995            4,314,201        $725,389     $4,141,662
                                         =========         =======      =========


         The accompanying notes are an integral part of this statement

                     PAULSON CAPITAL CORP. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

       for the nine month period ended Sept. 30, 1995 and Sept. 30, 1994


                                                         9/30/95       9/30/94
                                                         -------       -------

Increase (Decrease) in cash and cash equivalents

Cash flows from operating activities
   Net earnings (loss)                                $2,916,619     $(760,638)
                                                       ---------      --------
     Adjustments to reconcile net earnings
     (loss) to net cash provided by operating
     activities
        Unrealized (appreciation) loss in
          investment securities                         (529,739)      (17,875)
        Realized gain on investment
         securities                                   (5,406,780)     (228,801)
        Depreciation and amortization                     37,485        38,155
        (Gain) loss from sale of furniture
          and equipment                                    7,959          (325)
        Change in assets and liabilities
          (Increase) decrease in
            receivables                               (4,324,567)      371,283
          (Increase) decrease in
            refundable income taxes                      515,000       (66,418)
          (Increase) decrease in
          trading securities                             910,746    (1,246,665)
          (Increase) decrease in prepaid
          and deferred expenses                          (26,336)     (112,380)
          Increase (decrease) in accounts
           payable and accrued expenses                 (265,890)    1,099,657
          Increase (decrease) in securities
          sold, not yet purchased                        (82,568)      (15,509)
          Increase (decrease) in income taxes
             payable                                   1,823,876      (130,475)
          Decrease in bank overdraft                     (51,888)      (74,717)
                                                       ---------      --------

            Total adjustments                         (7,392,702)     (384,070)
                                                       ---------      --------

   Net cash provided by (used in)
     operating activities                             (4,476,083)   (1,144,708)
                                                       ---------     ---------


         The accompanying notes are an integral part of this statement

                     PAULSON CAPITAL CORP. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED


                                                         9/30/95       9/30/94
                                                         -------       -------
Cash flows from investing activities
   Purchases of short-term investment
   securities                                         (3,689,272)   (1,416,431)
   Proceeds from sale of short-term
   investment securities                               8,355,586     2,140,703
   Additions to furniture and equipment                  (31,037)      (73,520)
   Proceeds from sale of furniture
   and equipment                                           5,000           325
                                                       ---------     ---------
   Net cash provided by (used in)
   investing activities                                4,640,277       651,077
                                                       ---------     ---------
Cash flows from financing activities
   Additions to notes payable                               --             --
   Payments on contracts payable and
   obligations under capital leases                         --             --
   Payments on subordinated notes payable                   --             --
   Payments to retire common stock                       (50,341)     (107,844)
                                                       ---------     ---------
   Net cash provided by (used in)
   financing activities                                  (50,341)     (107,844)
                                                       ---------     ---------

     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                 113,853      (601,475)

Cash and cash equivalents
   at beginning of year                                  145,417       941,048
                                                       ---------     ---------

Cash and cash equivalents at Sept. 30                 $  259,270    $  339,573
                                                       =========     =========

Cash paid during the three months
---------------------------------

   Interest                                            $   1,536     $   1,500
                                                        ========      ========

   Income taxes                                        $  45,000     $   2,690
                                                        ========      ========


         The accompanying notes are an integral part of this statement

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

3.    Commitments and Contingencies

      PIC and Chester L.F. Paulson, Paulson Capital's president, are defendants in Kevin J. O'Rourke, et. al v. With Design In Mind International, Inc., filed in U.S. District Court for the Central District of California in February 1993, an asserted class action alleging violations of Sections 11 and 12(2) of the Securities Act of 1933, relating to alleged misstatements in the prospectus used in connection with a May 1991 public offering in which PIC acted as the managing underwriter. Mr. Paulson has not been served with the complaint. PIC sold $4.96 million of securities in the offering. PIC believes it has meritorious defenses to the lawsuit. The lawsuit has been settled between the parties but no final settlement has yet been presented to the court for approval.

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

      PIC has been named as respondent in Carimi v. Paulson Investment Company, Inc., an NASD arbitration filed in December 1994. Claimant alleges that PIC is liable for prematurely exercising various cashless options without authorization. Claimant seeks $45,000 in compensatory damages and $100,000 in punitive damages. A hearing has been set on this matter for November 14, 1995. PIC intends to defend this matter vigorously.

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

      PIC has been named as respondent in Volkert v. Investors Associates, Inc., et al., an NASD arbitration filed in February 1995. The legal and factual basis of the claim against PIC is unclear but is apparently based on a claim that the securities claimant purchased were not suitable to meet his needs and objectives. Claimant seeks $16,500 in compensatory damages. An arbitration hearing is set for March 12, 1996 in Los Angeles,

California. PIC has not had an opportunity to fully investigate this claim and is unable to assess its merit.

      PIC has been named as respondent in Shapiro v. Paulson Investment Company, Inc., an NASD arbitration filed in September 1995. Claimant alleges securities fraud, including claims of unsuitability, churning and unauthorized trading, and seeks $47,000 in compensatory damages. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

      Assessment from State of California The California Employment Development Department (the "EDD") has made employment tax assessments against PIC for the tax period April 1, 1991 through March 31, 1994. The amount of the assessments totals approximately $575,000. The EDD made the assessments because it believes that PIC's registered representatives in California are employees. PIC believes that the California registered representatives are independent contractors. PIC is not obligated to make contributions for unemployment insurance or to withhold state personal income tax for independent contractors. PIC has filed petitions for reassessment requesting that the assessments be found erroneous because the registered representatives were properly treated as independent contractors. PIC also requested that any assessments be recomputed and credits be applied against any assessment amounts for personal income tax paid by the registered representatives individually. PIC believes that the EDD's position is erroneous and intends to defend this matter vigorously. A hearing before the California Unemployment Insurance Appeals Board has not yet been scheduled. PIC is unable to predict the financial impact of this matter.

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

Three Months Ended September 30, 1995 vs. Three Months Ended
      September 30, 1994

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

                    Summary of Changes in Major Categories
                           of Revenues and Expenses

                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                                   1995 vs. 1994              1995 vs. 1994
                                   -------------              -------------
Revenues:

Sales Commissions            $ 1,250,115      75.4%    $ 1,495,791      24.4%
Corporate Finance               ( 46,337)    ( 8.4%)       571,539      43.9%
Investment Income              5,633,675       N/A       5,692,406       N/A
Trading Income                   182,399     166.3%         27,529       7.3%
Other                              4,068      59.1%          7,389      29.4%

Total                          7,023,920     304.5%      7,794,654      96.6%

Expenses:

Commissions/Salaries           1,368,382      75.9%      1,642,265      26.8%
Underwriting Expenses            (59,932)    (51.4%)       211,739      76.6%
Rent, Telephone/Quotes            17,497       7.3%       (134,502)    (15.9%)
Other                            775,146     182.2%        497,895      31.4%

Total                          2,101,093      81.3%      2,217,397      25.1%

Pretax Income                  4,922,827       N/A       5,577,257       N/A

      Total revenues for the third quarter of 1995 rose 304.5 percent from the third quarter of 1994, from $2,306,868 to $9,330,788. As shown in the table above, sales commissions rose $1,250,115, or 75.4 percent, from $1,658,334 in the third quarter of 1994 to $2,908,449 in the comparable 1995 period. This increase resulted primarily from the more favorable price movements and trading levels in OTC issues in the 1995 quarter, compared to a flat market with lower trading levels in 1994. Corporate finance revenues fell 8.4 percent, or $46,337, in the third quarter of 1995 compared to the third quarter of 1994. Two transactions were completed in the 1994 quarter, raising a total of $6.9 million for the issuers; three transactions were completed in the 1995 quarter, raising an aggregate of $17.5 million for corporate finance clients, but the two largest transactions (accounting for $14.6 million) were jointly managed, resulting in significantly reduced fees to PIC. Corporate finance revenue is directly related to the amount of money raised by PIC in completed transactions. Investment income increased $5,633,675, from a loss of $20,849 in the third quarter of 1994 to a gain of $5,612,826 in the 1995 quarter. No underwriter warrants were exercised in the 1994 quarter while six warrants were exercised in the 1995 quarter. Trading income rose $182,399, or 166.3 percent, from $109,679 in the 1994 quarter to $292,078 in the 1995 period. This improvement was also due to greater trading levels and generally higher prices in OTC issues in the 1995 quarter compared to a flat market in 1994.

      Total expenses rose $2,101,093 in the third quarter of 1995 from the comparable 1994 period, an increase of 81.3 percent from $2,584,008 to $4,685,101. Commissions and salaries rose $1,368,382, or 75.9 percent, from $1,802,508 in the 1994 period to $3,170,890 in 1995. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. Higher commissions are generally paid to employee registered representatives at higher production levels as an incentive. Underwriting expenses decreased by $59,932, or 51.4 percent, due primarily to decreased legal fees for the jointly managed corporate finance transactions completed in the 1995 quarter compared to the two solely managed transactions completed in the 1994 quarter. Rent, telephone and quote expenses increased from $239,569 in the 1994 period to $257,066 in 1995, an increase of 7.3 percent. Other expenses increased 182.2 percent, from $425,333 in the third quarter of 1994 to $1,200,479 in the third quarter of 1995. This increase was primarily due to a $370,000 increase in settlements, a $207,908 increase in bad debt expense and a $139,750 accrual for the employee profit sharing plan.

      The Company had a pretax profit of $4,645,687 in the third quarter of 1995 compared to a pretax loss of $277,140 in the comparable 1994 period. The primary reason for this increase wasthe significant increase in investment income resulting from the exercise of underwriter warrants. Independent of investment income, the Company would have had a loss before income taxes of $967,139 in the third quarter of 1995 compared to a loss before income taxes of $256,291 in the comparable 1994 period. Investment income in the quarter was significantly higher than in any previous quarter in the Company's history. This was due to gains in the value of the underwriter warrants sold in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

      The Company also accrued a credit of $20,000 for an income tax refund for the third quarter of 1994, compared to an accrual for income taxes in the third quarter of 1995 of $1,832,000.

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

      PIC owed $100,000 at September 30, 1995 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of September 30, 1995, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

      Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At September 30, 1995, PIC owned 36 underwriter warrants (from 33 issuers), of which 30 were currently exercisable and six had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. In 1995, PIC exercised underwriter warrants for seven issuers, and sold its entire position in Ryka Inc., Action Performance Companies, Inc., Cree Research, Inc., Research Frontiers Incorporated, Irvine Sensors Corporation and Identix Incorporated.

      In the nine months ended September 30, 1995, $4,476,083 of net cash was used in operating activities by the Company. The major adjustments to reconcile this result to the Company's net profit included an increase in receivables of $4,324,567, a realized gain on investment securities of $5,406,780 and unrealized appreciation of $529,739 in investment securities, offset by an increase in income taxes payable of $1,823,876, a decrease in trading securities of $910,746 and a decrease in refundable income taxes of $515,000. The primary reason for the increase in receivables was that certain proceeds from the sales of securities underlying underwriter warrants remained in PIC's account at its clearing firm. In the quarter, $4,640,277 of net cash was provided to the Company by investing activities, primarily resulting from $8,355,586 of proceeds from the sale of short-term investment securities offset partially by the purchase of $3,689,272 of short-term investment securities. $50,341 of net cash was used in financing activities in the quarter for payments to retire common stock. The net increase in cash and cash equivalents for the quarter totaled $113,853. See "Financial Statements -- Consolidated Statements of Cash Flows."

      As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At September 30, 1995, the Company had no material commitments for capital expenditures.

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

      None

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


                                    PAULSON CAPITAL CORP.


Date: 11/9/95                       By: CHESTER L.F. PAULSON
      ------------------                -------------------------------
                                        Chester L.F. Paulson
                                        President


Date: 11/9/95                       By: CAROL RICE
      ------------------                -------------------------------
                                        Carol Rice
                                        Principal Accounting Officer

                                 EXHIBIT INDEX

   Exhibit                                                         Sequential
     No.          Description                                       Page No.
   -------        -----------                                      ----------

     27           Financial Data Schedule