Form 10KSB40
period 1995-12-31
PAULSON CAPITAL CORP
filed 1996-03-28
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549
                                 ----------
              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

      For the fiscal year ended        Commission file number:  0-18188
         December 31, 1995

                                FORM 10-KSB

                           PAULSON CAPITAL CORP.
         Name of small business issuer as specified in its charter

                Oregon                          93-0589534
                ------                          ----------
      (State or other jurisdiction            (I.R.S. Employer
          of incorporation or                Identification No.)
             organization)

        811 S.W. Front Avenue
             Portland, OR                          97204
        ---------------------                      -----
        (Address of principal                   (Zip Code)
          executive offices)

Issuer's telephone number, including area code: (503) 243-6000
                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

                                    None
                                    ----

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, no par value
                         --------------------------
                               Title of class

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes / X /    No /   /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State issuer's revenues for its most recent fiscal year:
                                $18,030,565

         As of March 19, 1996, 4,324,539 shares of the registrant's common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant's shares in the over-the-counter market as of such date) was $2,522,424.


                DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Registrant's definitive proxy statement for the 1995 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.


         Transitional Small Business Disclosure Format:

                          Yes /   /   No / X /

                               PART I

ITEM 1. DESCRIPTION OF BUSINESS

         General

     Paulson Capital Corp. ("Paulson Capital" or the "Company") is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. ("PIC"), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 1995 PIC employed 25 brokers and had independent contractor arrangements with 81 brokers registered with the National Association of Securities Dealers, Inc. ("NASD"). PIC also employed a support staff of 43 persons in its headquarters in Portland, Oregon and in certain of its branch offices. At December 31, 1995 PIC had 34 branch offices throughout the United States.

     The Company was incorporated in Oregon in 1970 under the name Paulson Trading Company. In 1973, the Company changed its name to Paulson Investment Company, Inc. and commenced retail brokerage operations. In 1981, the Company changed its name to Paulson Capital Corp. and transferred its securities brokerage activities and substantially all of its assets to the newly formed wholly owned subsidiary, PIC. The Company's headquarters are located at 811 S.W. Front Avenue, Portland, Oregon 97204. Its telephone number is (503) 243-6000.

         Principal Products, Services and Markets

     Virtually all of Paulson Capital's business is carried on through PIC. PIC is involved in the purchase and sale of most investment securities but is not involved in commodities or futures. Three broad categories of securities activities contribute to revenues of PIC: general securities (or retail), trading and market making (or wholesale) and corporate finance/investment banking. PIC also receives revenues from interest and dividends on securities owned, from the exercise of underwriter warrants received in connection with its corporate finance activities, and from other sources.

     The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from underwriter warrants in the last five fiscal years:

                        1995    1994    1993    1992    1991

General Securities       54      84      65      64      70
Trading                   4      (1)      8      10       5
Corporate Finance        10      14      25      22      22
Underwriter Warrants     32       2       2       4       0
Other                     0       1       0       0       3


In this table, "Trading" includes only the net profit or loss from PIC's trading activities. See "Trading and Market Making."

     General Securities

     As a securities broker, PIC acts as agent for its customers in the purchase and sale of common and preferred stocks, options and debt securities traded on securities exchanges or in the over-the-counter ("OTC") market. A major portion of its revenues is derived from commissions from customers on these transactions. In the OTC market, transactions with customers in securities not listed on an exchange may be effected as principal, rather than agent, primarily where PIC is a market maker in that security. Customer transactions in securities are effected either on a cash or margin basis.

     PIC enters into dealer agreements with mutual fund management companies and publicly registered limited partnerships. Commis sions on the sale of these securities are derived from the standard dealers discounts, which range from approximately 1 percent to 8.5 percent of the purchase price of the securities, depending on the terms of the dealer agreement and the amount of the purchase. PIC does not generally sell interests in limited partnerships which are not publicly registered.

     Pursuant to an agreement between PIC and Correspondent Services Corporation ("CSC"), a subsidiary of PaineWebber Group, Inc., CSC carries all of PIC's customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to PIC customers; (2) settlement of contracts and transactions in securities between PIC and other broker-dealers and between PIC and its customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange. PIC determines the amount of commission to be charged to its customers on agency transactions and the price of securities purchased or sold in principal transactions. CSC receives compensation based on the size of the transaction, subject to certain minimum and maximum amounts. The agreement between PIC and CSC may be canceled by either party upon 60 days written notice, which period may be reduced in certain events. In the event of a liability arising from a bad debt from a customer, PIC is required to indemnify CSC against any loss. This potential liability is uninsured.

     In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC's business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts. At December 31, 1995, no net loans were outstanding pursuant to this arrangement. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

     Trading and Market Making

     In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. The amount of trading by PIC in the high yield bond market has not been material. At December 31, 1996, PIC made a market in approximately 48 securities of 33 issuers. Of these, 16 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 1995, PIC held securities of 11 companies in its investment account. In 1995, the value of securities held in the trading accounts and investment account ranged between $779,769 and $6,253,214. The level of positions carried in PIC's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of PIC's exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC's net capital rules. See "Net Capital Requirements."

     PIC's market making activities are conducted both with other dealers in the "wholesale market" and with PIC's customers. Transactions with customers are effected as principal at a net price equal to the current interdealer price plus or minus the approximate equivalent of a brokerage commission. Securities are purchased primarily to provide an inventory for customers who wish to buy, and short sales are likewise made primarily to serve customers. PIC's transactions as principal expose PIC to risk because securities positions are subject to fluctuations in market value and liquidity. Profits or losses on trading and investment positions depend upon the skills of the employees in PIC's trading department and employees responsible for taking investment positions. The trading department is headquartered in PIC's Portland, Oregon office.

     Corporate Finance

     PIC raises capital through public offerings of securities for corporations that are engaged in a variety of businesses. PIC participates in underwritings of corporate securities as managing underwriter and as a syndicate member. Management of an underwriting account is generally more profitable than participation as a member of an underwriting syndicate. Revenues generated by syndicate participations have not been material.

     PIC generally underwrites public offerings of securities in the range of $1.5 million to $20 million on a "firm commitment" basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the "SEC") and resells the securities to the public at a specified price. The underwriting involves risk of loss if PIC is unable to resell at a profit the securities it is committed to purchase. This risk is usually reduced by accepting other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering. PIC and other underwriters may also sell a portion of their commitment through a "selling group" of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter's commitment. As an underwriter, PIC is also subject to potential liability under federal and state securities laws and other laws if the registration statement or prospectus contains a material misstatement or omission. PIC's potential liability as an underwriter is uninsured.

     The commitment of capital by PIC between the time a firm commitment underwriting agreement becomes effective and the time PIC resells the securities constitutes a charge against its net capital. Accordingly, PIC's participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD. See "Net Capital Requirements."

     Between June 1, 1978 and December 31, 1995 PIC acted as the managing underwriter or co-managing underwriter for 114 public offerings, raising approximately $516 million for corporate finance clients. Of these, 71 were initial public offerings. PIC typically receives 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 8 and 10 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, for a period of five years at a price equal to 120 percent of the public offering price, although a portion of these warrants are typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     PIC also offers its investment banking services to municipalities and other tax-exempt issuers for debt offerings. In 1995 PIC did not act as the managing underwriter for any municipal debt issuers.

         Branch Offices

     Prior to 1988, PIC typically owned and operated its branch offices and was the party responsible for all branch expenses. PIC has opened and closed several branch offices in various locations. Because of generally unsatisfactory profitability of these owned and operated branch offices, PIC began to add branch offices run by independent contractors that assume liability for all the operating expenses of the branch. PIC typically receives between 15 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch's expenses. As of December 31, 1995, PIC had 34 branch offices in Arizona, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Nevada, New York, Oregon, Utah and Washington. All of these branches except one in Salem, Oregon are operating as independent contractor offices. PIC continues to be responsible for all expenses of the non-independent contractor offices.

         Research

     PIC employs three persons that devote a majority of their time to gathering and analyzing information which is intended to provide PIC with an adequate basis for performing its investment banking activities and to provide customers with a regular flow of information on the companies for which PIC has in the past provided investment banking services.

         Regulation

     PIC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934. It is also registered as a broker-dealer under the laws of 36 states and Washington, D.C. PIC is a member of the NASD.

     The securities business is subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation and examination by state securities commissions in the states in which they are registered.

     The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker-dealers. The SEC, NASD and state regulatory authorities may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

         Net Capital Requirements

     PIC is required to maintain minimum "net capital" under the SEC's net capital rule of not less than 6.67 percent of its aggregate indebtedness. As of December 31, 1995, PIC had net capital of $3,503,826, which exceeded its minimum requirement of $100,000 by $3,403,826. The ratio of aggregate indebtedness of $1,369,604 to net capital of $3,503,826 on December 31, 1995 was approximately .39 to 1. In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction (usually about one week). This results in a significant temporary increase in PIC's required net capital. In many cases, the amount of securities underwritten by PIC has been limited by its net capital. Any significant reduction in PIC's net capital, even if PIC were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on PIC's ability to continue its investment banking.

         Competition

     All aspects of the PIC's business are highly competitive. In its general brokerage activities, PIC competes directly with numerous other broker-dealers, many of which are large well known firms with substantially greater financial and personnel resources than PIC. Many of PIC's competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. PIC also competes with a number of smaller regional brokerage firms.

     Some commercial banks and thrift institutions offer securities brokerage services. Many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

     The securities industry has become considerably more concentrated and more competitive since the Company was founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. This trend has been particularly pronounced among firms similar in size and business mix to PIC. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of the Company. Various legislative and regulatory developments have tended to increase competition within the industry or reduced profits for the industry. In particular, various recent developments have tended to increase competition from commercial banks.

     The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business. In addition, an increasing number of specialized firms now offer "discount" services to individual customers. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as portfolio valuation, investment recommendations and research. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect the Company. In addition, rapid growth in the mutual fund industry is presenting potential customers of PIC with an increasing number of alternatives to traditional stock brokerage accounts.

     In its investment banking activities, PIC competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Since PIC generally manages offerings smaller than $20 million, it does not typically compete with the investment banking departments of large, well known national brokerage firms. Nevertheless, PIC occasionally manages larger offerings. In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with PIC, typically for fees and compensation less than that charged by PIC. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with PIC.

         Employees

     At December 31, 1995, PIC had 68 employees, of whom 43 were executives and support staff and 25 were involved in brokerage activities and compensated primarily on a commission basis. PIC also had independent contractor arrangements with 81 independent contractors, all of whom are compensated solely on a commission basis. Paulson Capital had no employees separate from PIC.


ITEM 2. DESCRIPTION OF PROPERTY

     PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 1998 at a monthly rent of $18,564, adjusted upward each year by the same percentage as the increase, if any, in the Consumer Price Index. PIC's Salem office rents space for approximately $38,000 per annum under a lease expiring April 5, 1996. PIC uses all the space leased by it in Portland and subleases a portion of its space in Salem. The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     PIC and Chester L.F. Paulson, Paulson Capital's president, are defendants in Kevin J. O'Rourke, et. al v. With Design In Mind International, Inc., filed in U.S. District Court for the Central District of California in February 1993, an asserted class action alleging violations of Sections 11 and 12(2) of the Securities Act of 1933, relating to alleged misstatements in the prospectus used in connection with a May 1991 public offering in which PIC acted as the managing underwriter. Mr. Paulson has not been served with the complaint. PIC sold $4.96 million of securities in the offering. PIC believes it has meritorious defenses to the lawsuit. The lawsuit has been settled between the parties but no final settlement has yet been approved.

     PIC has been named as respondent in Mokhtari v. Paulson Investment Company, Inc., et al., an NASD arbitration, filed in February 1995. Claimants, former PIC customers, allege breach of fiduciary duty, negligence, fraud and securities fraud. Claimants seek $27,000 in compensatory damages and $73,000 in punitive damages. An arbitration date has been set for April 9, 1996. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

     PIC has been named as respondent in Eaton v. Paulson Investment Company, Inc., an NASD arbitration filed in July 1995. Claimant, a former PIC customer, alleges securities fraud, including unsuitability, breach of fiduciary duty, negligence, negligent supervision and hiring, and intentional misrepresentations relating to claimant's account with PIC. Claimant seeks $41,800 in compensatory damages, attorney fees, and an unspecified amount of punitive damages. An arbitration date has been set for April 16, 1996. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

     PIC has been named as respondent in Volkert v. Investors Associates, Inc., et al., an NASD arbitration filed in February 1995. Claimants, former PIC customers, allege fraud, negligent hiring and supervision, unfair business practices, and intentional and negligent infliction of emotional distress. Claimant seeks $21,700 in compensatory damages, treble damages, attorney fees and an unspecified amount of punitive damages. PIC believes that it has meritorious defenses and intends to defend this matter vigorously.

     PIC has been named as respondent in Shapiro v. Paulson Investment Company, Inc., an NASD arbitration filed in September 1995. Claimant alleges securities fraud, including claims of unsuitability, churning and unauthorized trading, and seeks $47,000 in compensatory damages. An arbitration date has been set for May 21, 1996. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

     PIC was named as a defendant in Sanchez v. Paulson Investment Company, Inc., et al., filed in Multnomah County (Oregon) court. Claimant, a former PIC customer, alleges breach of contract and fraud. Claimant seeks $30,000 in compensatory damages and $90,000 in punitive damages. PIC believes it has meritorious defenses and intends to defend this matter vigorously. The case has been dismissed, but the plaintiff has indicated he intends to refile the case.

     PIC was named as a defendant in Attard, et al. v. Paulson Investment Company, Inc., et al. and Wright, et al. v. Paulson Investment Company, Inc., et al., both filed in December 1995 in U.S. District Court for the Southern District of California. The cases are asserted class actions alleging violations of Section

12(2) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The claims related to alleged misstatements in connection with an October 1993 public offering of approximately $27 million of preferred stock in which PIC acted as the managing underwriter. The plaintiffs and PIC stipulated to a dismissal of PIC from this matter without prejudice.

     In November 1995, PIC was informed that a judgment had been entered in Euro American Group, Inc. v. P.F.D.S. Partners Development Ltd., dba Paulson Investment Company, Inc. in the Supreme Court of New York in the amount of $70,024.98 plus post judgment interest of 9 percent. The judgment was taken by default and the plaintiff now asserts that PIC is liable for the judgment amount. The case involved a lease entered into by a former PIC independent contractor for certain equipment and services. PIC does not believe it is a party to or otherwise liable for the judgment, or that it was properly served in the matter.

     PIC has been named as a defendant in Smith, Benton & Hughes, Inc. v. Paulson Investment Company, Inc., an NASD arbitration served on PIC in February 1996. Claimant, an NASD broker-dealer, alleges that PIC was negligent in supervising one of its employees who maintained a securities account at the claimant. Claimant alleges that the former Paulson employee engaged in various acts of fraud, misrepresentation, violation of federal securities laws and breach of contract, and seeks in excess of $104,000 in compensatory damages, attorney fees and interest against PIC. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

     Frank Fritzie Arbitration. In February 1996, Frank Fritzie, a former customer of PIC, requested an NASD arbitration alleging unauthorized trading in his PIC account. PIC has not had an opportunity to fully investigate this claim or to determine what losses, if any, Mr. Fritzie's accounts at PIC incurred. PIC believes it has meritorious defenses and intends to defend this matter vigorously if it is filed.

     Jack Kemberlin Arbitration. PIC has been informed that Jack Kemberlin, a former PIC customer in Texas, has filed an NASD arbitration claim. PIC has not received the claim. PIC is informed that claimant alleges breach of fiduciary duty, fraud, violation of federal securities laws, unsuitability, unauthorized trading and negligent supervision. Claimant claims losses in his account in excess of $150,000. PIC is currently investigating this matter and is unable to comment on the merit, if any, of Mr. Kemberlin's alleged claim.

     Assessment from State of California In July and September 1994, the California Employment Development Department (the "EDD") issued employment tax notices of deficiency against PIC for the period April 1, 1991 through March 31, 1994. The claimed deficiencies total approximately $498,948 plus interest and penalties. The EDD asserts that PIC's registered representatives in California were employees of PIC and not independent contractors. PIC's position is that its California registered representatives were independent contractors, and that PIC was not obligated to make contributions for unemployment insurance or to withhold state personal income taxes. PIC has filed petitions for reconsideration and of protest, requesting that the deficiencies be found erroneous on that basis. PIC has also requested that any deficiencies be recomputed, and that credits be applied against any deficiency amounts for the personal income tax paid by the registered representatives individually. A hearing before the California Unemployment Insurance Appeals Board has yet to be scheduled. An unfavorable result could require, in addition to payment by PIC of the deficiencies plus interest and penalties, additional contributions (plus earnings) to the Company's qualified retirement plan for the excluded individuals, in order to avoid disqualification of the plan. PIC believes, however, that the EDD's position is erroneous, particularly in light of PIC's compliance with proposed rules that would permit PIC's treatment of its California registered representatives as independent contractors. The Company is unable to provide an estimate of the amount or range of potential loss should the outcome be unfavorable.

     Employment Claim by Jack Alexander. A claim has been asserted against PIC by Jack Alexander, who performed services for PIC in California between 1991 and 1995. The claimant has made allegations of age discrimination, breach of employment contract and wrongful termination against PIC, and demanded payment of $750,000. The claimant has indicated that, if he commences litigation against PIC, the requested damages would be $1,218,000 and would include claims for attorney fees and punitive damages. In October 1995, claimant filed a complaint with the California Department of Fair Employment and Housing, but has not instituted formal legal proceedings, either through an administrative agency or in court. PIC has denied these claims, believes they are unfounded, and will vigorously defend any action that may be brought. The Company is unable to provide an estimate of the amount or range of potential loss should the outcome be unfavorable.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's common stock trades in the over-the-counter market. The Company's stock has not been actively traded. The Company's stock is quoted on the Nasdaq Small-Cap Market under the symbol "PLCC." The following are high and low sales prices (high and low sales closing bid quotation information prior to June 30, 1992) for the common stock for the periods shown, as obtained from the Nasdaq Stock Market.


                   1995 Bid          1994 Bid          1993 Bid
                --------------    --------------    --------------
                  High     Low      High     Low      High     Low
                ------  ------    ------  ------    ------  ------
1st Quarter     $ .500  $ .406    $1.375  $1.000    $1.375  $1.125
2nd Quarter       .938    .438     1.188    .688     1.500   1.000
3rd Quarter      1.000    .688      .781    .562     1.375   1.000
4th Quarter      1.750    .875      .688    .406     1.688   1.062

The high and low closing price for the first quarter of 1996 through March 13 were $1.375 and $1.000, respectively.

     As of March 14, 1996, there were 4,324,539 shares of the Company's common stock outstanding and held of record by 207 holders. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple shareholders. Based on the number of requests for the Company's proxy materials for its 1995 annual meeting, the Company believes that there are approximately 372 beneficial holders of its common stock. The Company repurchased and retired 49,300 shares of common stock during 1995. Additional shares of common stock may be repurchased from time to time in the future.

     The Company has never paid a dividend on its common stock. Regulatory net capital requirements may limit the ability of PIC to pay dividends to the Company, which would affect the Company's ability to pay dividends to its shareholders. The Company anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not anticipate the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                          SELECTED FINANCIAL DATA

(in thousands except per share amounts)

Income Statement Information

                                     Years Ended December 31,
                        -----------------------------------------------
                           1995      1994      1993      1992      1991
Revenues                $18,031   $ 9,345   $18,884   $15,041   $12,791
Commissions and           9,688     7,782    12,572    10,208     8,763
  Salaries
Other Expenses            3,637     3,319     4,843     3,678     3,023
Total Expenses           13,325    11,101    17,415    13,886    11,786

Pretax Income             4,706    (1,755)    1,469     1,155     1,005
  (loss)
Net Income (loss)         2,925    (1,080)      836       694       647

Earnings (loss)            $.67     ($.25)     $.18      $.15      $.14
  per share

Average number of         4,357     4,372     4,535     4,569     4,549
 common shares
  outstanding



Balance Sheet Information

                                          December 31,
                         ----------------------------------------------
                           1995      1994      1993      1992      1991
Total Assets             $9,542    $4,653    $6,052    $4,507    $4,354
Working Capital           4,759     1,851     3,051     2,343     1,605
Short-Term Debt             100       100       100       103       281
Long-Term Debt                0         0         0         0         3
Shareholders'            $4,886    $2,001    $3,173    $2,467    $1,766
  Equity

Results of Operations

     PIC's revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC's investment account, trading inventory positions and underwriter warrants are heavily concentrated. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. PIC's results of operations depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from year to year. In the tables below, "Trading Income" is the net gain or loss from trading positions before commissions paid to the representatives in the trading department. "Investment Income" includes amounts received, if any, from the exercise of PIC's underwriter warrants.

            Summary of Changes in Major Categories
                      of Revenues and Expense


                            1995 vs. 1994            1994 vs. 1993
                            -------------            -------------
Revenues:
Sales Commissions     $1,853,704      23.7%     ($4,419,668)   (36.1%)
Corporate Finance        563,152      42.7%     ( 3,387,147)   (72.0%)
Investment Income      5,502,391       N/A       (  218,605)   (46.8%)
Trading Income           767,377       N/A       (1,479,483)     N/A
Other                (     1,381)    ( 4.2%)     (   33,752)   (50.5%)

Expenses:

Commissions
 and Salaries         $1,905,695      24.5%     ($4,790,495)   (38.1%)
Underwriting
  Expenses               170,197      52.1%     (   581,440)   (64.0%)
Rent, Telephone
  and Quotes         (   119,935)    (11.4%)        111,070     11.8%
Other                    267,824      13.8%     ( 1,053,733)   (35.2%)


Pretax Income         $6,461,462       N/A      ($3,224,057)     N/A

1995 COMPARED TO 1994

     Total revenues for 1995 rose 92.9 percent from 1994, from $9,345,322 to $18,030,565. As shown in the table above, sales commissions rose $1,853,704, or 23.7 percent, from $7,811,290 in 1994 to $9,664,994 in 1995.
This increase resulted primarily from the more favorable price movements and trading levels in OTC issues in 1995, compared to a flat market with lower trading levels in 1994. For example, the Nasdaq Industrial Index rose
29.75 percent in 1995 versus a decline of 5.75 percent in 1994. Corporate finance revenues rose 42.7 percent or $563,152 in 1995 compared to 1994. Four transactions were completed in 1994, raising a total of $20.15 million for the issuers; seven transactions were completed in 1995, raising an aggregate of $39.70 million for corporate finance clients. Investment income increased $5,502,391, from $248,876 in 1994 to $5,751,267 in 1995.
Two underwriter warrants were exercised in 1994 while seven warrants were exercised in 1995, and the warrants exercised in 1995 were significantly more profitable due to higher prices of the underlying securities. Trading income rose $767,377, from a loss of $66,738 in 1994 to $700,639 in 1995.
This improvement was also due to greater trading levels and generally higher prices in OTC issues in 1995 compared to a flat market in 1994.

     Total expenses rose $2,223,781 in 1995 from 1994, an increase of 20.0 percent from $11,100,774 to $13,324,555. Commissions and salaries rose $1,905,695, or 24.5 percent, from $7,781,643 in 1994 to $9,687,338 in 1995.
This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. Higher commissions are generally paid to employee registered representatives at higher production levels as an incentive. Underwriting expenses increased by $170,197, or 52.1 percent, due primarily to increased legal fees for the greater number of corporate finance transactions completed in 1995 compared to 1994. Rent, telephone and quote expenses decreased from $1,053,832 in 1994 to $933,897 in 1995, a decrease of 11.4 percent. This was primarily due to the closing of certain PIC branch offices. Other expenses increased 13.8 percent, from $1,938,631 in 1994 to $2,206,455 in 1995. This increase was primarily due to a $367,262 increase in settlements, a $211,814 increase in bad debt expense and a $150,000 accrual for the employee profit sharing plan, offset somewhat by a $87,518 decline in branch office expenses and a $78,265 decline in professional fees.

     The Company had a pretax profit of $4,706,010 in 1995 compared to a pretax loss of $1,755,452 in 1994. The primary reason for this increase was the significant increase in investment income resulting from the exercise of underwriter warrants. Independent of investment income, the Company would have had a loss before income taxes of $1,045,257 in 1995 compared to a loss before income taxes of $2,004,328 in 1994. Investment income during the year was significantly higher than in any previous year in the Company's history. This was due to gains in the value of the underwriter warrants sold in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also incurred a benefit of $674,990 for income taxes for 1994, compared to an expense for income taxes in 1995 of $1,780,977.

1994 COMPARED TO 1993

     Total revenues for 1994 fell $9,538,655, or 50.5 percent, compared to 1993, from $18,883,977 to $9,345,322. As shown in the table above, sales commissions fell $4,419,668, from $12,230,958 in 1993 to $7,811,290 in
1994, a decrease of 36.1 percent. This decrease resulted primarily from generally declining prices and trading levels in OTC issues in 1994. The NASDAQ Industrial Index fell 5.75 percent in 1994 compared to a 12.03 percent increase in 1993. Corporate finance revenues fell 72.0 percent, or $3,387,147, in 1994 compared to 1993. Ten transactions were completed in 1993, compared to four transactions in 1994, and the average size of transaction completed in 1993 was 86 percent larger than the average size of transactions completed in 1994, resulting in lower absolute levels of compensation. Investment income decreased $218,605, from $467,481 in 1993 to $248,876 in 1994. This was primarily due to smaller profits in 1994 from the sale of securities received upon the exercise of underwriter warrants. Trading income fell $1,479,483, from $1,412,745 in 1993 to a loss of $66,738 in 1994. The 1994 trading results were significantly lower than the years prior to 1994, also due to deteriorating market conditions. Other income fell 50.5 percent, or $33,752, due in large part to a reduction of interest and dividends received.

     Total expenses fell $6,314,598 in 1994 from 1993, a decrease of 36.3 percent from $17,415,372 to $11,100,774. Commissions and salaries fell $4,790,495 or 38.1 percent, from $12,572,138 in 1993 to $7,781,643 in 1994.
This decrease was primarily due to decreased commission revenues and lower commission rates paid to employee registered representatives at decreased production levels. Underwriting expenses decreased by $581,440, or 64.0 percent, due to the decreased number and size of transactions completed in 1994. Rent, telephone and quote expenses increased from $942,762 in 1993 to $1,053,832 in 1994, an increase of 11.8 percent, due primarily to increased expenses associated with the operation for the full year of branch offices in Utah for which PIC is responsible for overhead expenses, along with normal annual increases. Other expenses decreased 35.2 percent, from $2,992,364 in 1993 to $1,938,631 in 1994. This decrease was primarily due to decreased costs of settlement of litigation matters ($993,648 in 1993 vs. $247,184 in 1994) and professional fees related to this litigation and other matters ($616,744 in 1993 vs. $510,615 in 1994).

Litigation and related professional fees are a normal part of PIC's business, and the improvement in 1994 payments should not be expected to recur.

     The Company had a pretax loss of $1,755,452 in 1994 compared to a pretax profit of $1,468,605 in 1993. The primary reasons for this decrease were: (1) the general decrease in sales commissions received from customers; (2) a substantial decrease in corporate finance revenues; and
(3) a substantial decrease in trading income. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. Pretax and net income results for 1994 were the worst in the Company's history and the first loss since 1990.

     The Company also incurred a benefit from income taxes of $674,990 for 1994, compared to income tax expense of $632,129 in 1993. Independent of investment income, the Company would have had a loss before income taxes of $2,004,328 in 1994 compared to a profit before income taxes of $1,001,124 in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Patents, Trademarks, Licenses, Franchises and Concessions" above. PCC's working capital at December 31, 1995 was $4,759,184. Of PIC's total assets (net of intercompany accounts) at December 31, 1995 of $9,936,029, approximately 42 percent consisted of securities in PIC's investment account and trading inventory of securities, at market value, and approximately 42 percent consisted of cash, certificates of deposit and receivables from its correspondent broker and other dealers.

     PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity and prices of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities. The overall decline in prices for the OTC securities traded by PIC in 1994 was combined with a general reduction in the liquidity of the markets for these securities. This situation was the reverse of 1995 and 1993, when increases in prices of OTC securities increased the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at December 31, 1995 pursuant to a subordinated loan from an investor. PIC also borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 1995, no net amounts were owed by PIC to CSC pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 1995, PIC owned 34 underwriter warrants (from 33 issuers), of which 28 were currently exercisable and 5 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In 1995, $4,680,158 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included a realized gain on investment securities of $5,933,375, an increase of $2,559,286 in receivables and an increase of $1,696,723 in trading securities, partially offset by an increase of $1,907,249 in accounts payable and accrued liabilities, a decrease of $357,862 in refundable income taxes, a $147,730 increase in securities sold but not yet purchased and $182,108 unrealized depreciation on investment securities. In

1995, $4,810,999 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases of investment securities. Net cash used in financing activities in 1995 totalled $102,229, resulting primarily from payments to repurchase common stock and repayment of a bank overdraft. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. In the unlikely event that PIC was unable to meet these regulatory standards, it would be unable to pay dividends to the Company. Since PIC is the Company's only operating business, such a failure could have a material adverse affect on the Company.

     At December 31, 1995, the Company had no material commitments for capital expenditures.

     In general, the primary sources of PIC's, and therefore the Company's, liquidity, including PIC's trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants, all depend in large part on the trend in the general markets for OTC securities. Rising OTC price levels will tend to increase the value and liquidity of PIC's trading positions, the amount that can be borrowed from CSC based upon those positions, and the value of PIC's underwriter warrants. The Company believes its liquidity is sufficient to meet its needs for the foreseeable future.

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

             Report of Independent Certified Public Accountants
             --------------------------------------------------

Board of Directors and Shareholders
Paulson Capital Corp.

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. (an Oregon Corporation) and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplementary schedule of warrants owned as of December 31, 1995 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Portland, Oregon
January 31, 1996

                    Paulson Capital Corp. and Subsidiary

                        CONSOLIDATED BALANCE SHEETS

                                December 31,

                                                                1995            1994
                                                          ----------      ----------
                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents                              $  174,029      $  145,417
   Receivable from broker-dealers and
      clearing organizations                               4,041,470       1,342,230
   Notes and other receivables                               342,822         482,776
   Trading securities                                      3,260,397       1,563,674
   Investment securities                                     918,990          15,063
   Refundable income taxes                                   157,138         515,000
   Prepaid and deferred expenses                             338,038         169,268
   Secured demand note                                       100,000         100,000
   Deferred income taxes                                      82,000         170,000
                                                          ----------      ----------
           Total current assets                            9,414,884       4,503,428
                                                          ----------      ----------
FURNITURE AND EQUIPMENT, net                                 115,881         137,254
                                                          ----------      ----------
DEFERRED INCOME TAXES                                         10,900          12,700
                                                          ----------      ----------
                                                          $9,541,665      $4,653,382
                                                          ==========      ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft payable                                 $        -      $   51,888
   Accounts payable and accrued liabilities                  334,422         268,146
   Payable to broker-dealers and
      clearing organizations                               2,809,546       1,750,193
   Compensation, employee benefits and payroll taxes       1,066,182         284,562
   Securities sold, not yet purchased                        345,550         197,820
   Subordinated note payable                                 100,000         100,000
                                                          ----------      ----------
           Total current liabilities                       4,655,700       2,652,609
                                                          ----------      ----------

SHAREHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 500,000
      shares; issued and outstanding, no shares                    -               -
   Common stock, no par value; authorized, 10,000,000
      shares; issued and outstanding, 4,324,539 and
      4,363,501, respectively                                735,889         775,730
   Retained earnings                                       4,150,076       1,225,043
                                                          ----------      ----------

                                                           4,885,965       2,000,773
                                                          ----------      ----------

                                                          $9,541,665      $4,653,382
                                                          ==========      ==========

     The accompanying notes are an integral part of these statements.

                    Paulson Capital Corp. and Subsidiary

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          Year ended December 31,

                                                            1995                1994                1993
                                                 ---------------     ---------------     ---------------
Revenues
  Commissions                                    $     9,664,994     $     7,811,290     $    12,230,958
  Corporate finance                                    1,881,919           1,318,767           4,705,914
  Investment income                                    5,751,267             248,876             467,481
  Trading income (loss)                                  700,639             (66,738)          1,412,745
  Interest and dividends                                  21,237              17,825              36,233
  Other                                                   10,509              15,302              30,646
                                                 ---------------     ---------------     ---------------

                                                      18,030,565           9,345,322          18,883,977
                                                 ---------------     ---------------     ---------------

Expenses
  Commissions and salaries                             9,687,338           7,781,643          12,572,138
  Underwriting expenses                                  496,865             326,668             908,108
  Rent, telephone and quotation services                 933,897           1,053,832             942,762
  Interest expense                                         6,442               2,345              27,268
  Professional fees                                      432,350             510,615             616,744
  Bad debt expense                                       366,920             155,106             183,605
  Travel and entertainment                               149,500             194,901             176,931
  Settlements                                            614,446             247,184             993,648
  Branch office expenses                                   6,322              93,840             186,529
  Other                                                  630,475             734,640             807,639
                                                 ---------------     ---------------     ---------------

                                                      13,324,555          11,100,774          17,415,372
                                                 ---------------     ---------------     ---------------

         Earnings (loss) before
           income taxes                                4,706,010          (1,755,452)          1,468,605

Income tax (expense) benefit                          (1,780,977)            674,990            (632,129)
                                                 ---------------     ---------------     ---------------

         NET EARNINGS (LOSS)                     $     2,925,033     $    (1,080,462)    $       836,476
                                                 ===============     ===============     ===============

Earnings (loss) per common and
  dilutive common equivalent share               $           .67     $          (.25)    $           .18
                                                 ===============     ===============     ===============

     The accompanying notes are an integral part of these statements.

                    Paulson Capital Corp. and Subsidiary

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 Three year period ended December 31, 1995

                                                          Common Stock
                                                 ----------------------------------             Retained
                                                          Shares              Amount            Earnings
                                                 ---------------     ---------------     ---------------
Balance at December 31, 1992                           4,569,096     $       997,473     $     1,469,029

Issuance of common stock in lieu
  of Directors' cash compensation                          7,745              10,000                  --

Redemption of common stock                              (128,300)           (140,400)                 --

Net earnings for the year                                     --                  --             836,476
                                                 ---------------     ---------------     ---------------
Balance at December 31, 1993                           4,448,541             867,073           2,305,505

Issuance of common stock in lieu
  of Directors' cash compensation                         21,960              16,500                  --

Redemption of common stock                              (107,000)           (107,843)                 --

Net loss for the year                                                                         (1,080,462)
                                                 ---------------     ---------------     ---------------
Balance at December 31, 1994                           4,363,501             775,730           1,225,043

Issuance of common stock in lieu
  of Directors' cash compensation                         10,338              10,500                  --

Redemption of common stock                               (49,300)            (50,341)                 --

Net earnings for the year                                     --                  --           2,925,033
                                                 ---------------     ---------------     ---------------
Balance at December 31, 1995                           4,324,539     $       735,889     $     4,150,076
                                                 ===============     ===============     ===============

      The accompanying notes are an integral part of this statement.

                    Paulson Capital Corp. and Subsidiary

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Year ended December 31,


                                                                    1995                1994                1993
                                                         ---------------     ---------------     ---------------
Increase (Decrease) in Cash and Cash
Equivalents

Cash flows from operating activities
  Net earnings (loss)                                    $     2,925,033     $    (1,080,462)    $       836,476
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities
      Unrealized (appreciation) depreciation
        on investment securities                                 182,108              (1,700)           (318,751)
      Realized gain on investment securities                  (5,933,375)           (247,176)           (148,741)
      Deferred income taxes                                       89,800            (195,650)            171,450
      Common stock issued for compensation
        of Directors                                              10,500              16,500              10,000
      Depreciation and amortization                               49,830              51,368              47,114
      (Gain) loss from sale of furniture
        and equipment                                              7,884                --               (10,257)
      Change in assets and liabilities
        Receivables                                           (2,559,286)            842,254          (1,492,569)
        Trading securities                                    (1,696,723)            (84,958)            279,965
        Refundable income taxes                                  357,862            (515,000)            117,415
        Prepaid and deferred expenses                           (168,770)             12,380             (86,964)
        Accounts payable and accrued
          liabilities                                          1,907,249             135,081             353,289
        Securities sold, not yet purchased                       147,730            (187,923)            262,970
        Income taxes payable                                          --            (130,475)            130,475
                                                         ---------------     ---------------     ---------------

          Net cash provided by (used in)
            operating activities                              (4,680,158)         (1,385,761)            151,872
                                                         ---------------     ---------------     ---------------

Cash flows from investing activities
  Purchases of investment securities                          (5,166,256)         (1,416,431)           (444,000)
  Proceeds from sale of investment
    securities                                                10,013,596           2,212,578             389,808
  Additions to furniture and equipment                           (41,416)            (75,345)            (50,764)
  Proceeds from sale of furniture and
    equipment                                                      5,075                  --              12,195
                                                         ---------------     ---------------     ---------------

         Net cash provided by (used in)
           investing activities                                4,810,999             720,802             (92,761)
                                                         ---------------     ---------------     ---------------

                    Paulson Capital Corp. and Subsidiary

                          Year ended December 31,


                                                                    1995                1994                1993
                                                         ---------------     ---------------     ---------------
Cash flows from financing activities
  Payments on contracts payable and
    obligations under capital leases                     $            --     $            --     $        (2,899)
  Payments to retire common stock                                (50,341)           (107,843)           (140,400)
  Increase (decrease) in bank overdraft payable                  (51,888)            (22,829)             74,717
                                                         ---------------     ---------------     ---------------
           Net cash used in financing
             activities                                         (102,229)           (130,672)            (68,582)
                                                         ---------------     ---------------     ---------------

           NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                     28,612            (795,631)             (9,471)

Cash and cash equivalents at beginning of year                   145,417             941,048             950,519
                                                         ---------------     ---------------     ---------------

Cash and cash equivalents at end of year                 $       174,029     $       145,417     $       941,048
                                                         ===============     ===============     ===============

Cash paid during the year for

  Interest                                               $         6,000     $         2,345     $        27,268
                                                         ===============     ===============     ===============

  Income taxes                                           $     1,846,600     $        38,000     $       447,756
                                                         ===============     ===============     ===============

     The accompanying notes are an integral part of these statements.

                    Paulson Capital Corp. and Subsidiary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company's wholly-owned subsidiary, Paulson Investment Company, Inc. (Subsidiary) is a registered broker-dealer in securities under the Securities and Exchange Act of 1934, as amended. The Subsidiary renders broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Correspondent Services Corporation (CSC), a subsidiary of Paine Webber Group, Inc. The Subsidiary also acts as lead or participating underwriter for over-the-counter securities offerings. The Subsidiary is exempt from the reserve requirements under SEC Rule 15c3-3(k)(2)(ii), since it does not handle or carry customer securities and cash.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1. Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

   2. Revenue Recognition

   Securities transactions and related revenue are recorded on the trade date basis. Managers' fees, underwriters' fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold.

   3. Securities Valuation

   The Company's subsidiary, a registered broker-dealer, values its long and short security positions held in trading and investment accounts at market value. Securities which are not readily marketable are carried at their estimated value as determined by the Board of Directors.

   4. Furniture and Equipment

   Depreciation of furniture and equipment is computed generally by the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of their estimated useful life or the lives of their respective leases. For tax purposes, depreciation is computed using accelerated methods.

   5. Cash Flows

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash due from banks and brokerage accounts, certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less.

   6. Use of Estimates

   In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Paulson Capital Corp. and Subsidiary

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES - Continued

   7. Earnings Per Share

   Earnings per share are computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the year. For the years ended December 31, 1995, 1994 and 1993 the weighted average number of shares was 4,357,095, 4,371,544 and 4,535,070, respectively. Stock options, which are considered common stock equivalents, were not included in the calculation for the year ended December 31, 1994 because they were antidilutive.

   8. Income taxes

   The Company provides for income taxes based on income reported for financial reporting purposes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

   9. Reclassifications

   Certain reclassifications have been made to the 1994 and 1993 financial statements in order to conform to the 1995 presentation.


NOTE B - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS
         AND CLEARING ORGANIZATIONS

   The Company's subsidiary introduces all customer transactions in securities traded on U.S. securities markets to CSC on a fully-disclosed basis. The agreement between the Company's subsidiary and its clearing broker provides that the Company's subsidiary is obligated to assume any exposure related to nonperformance by customers or counterparties. The Company's subsidiary monitors clearance and settlement of all customer transactions on a daily basis.

   The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer's or counterparty's ability to satisfy their obligations to the Company's subsidiary. In the event of nonperformance, the Company's subsidiary may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss. Management does not anticipate nonperformance by customers and counterparties in the above situations.

   In addition to the clearing services provided, CSC also loans money to the Company's subsidiary to finance trading accounts.

   At December 31, 1995 and 1994, the above clearing services and trading account financing resulted in the following:

                                                      1995              1994
                                                ----------        ----------
      Receivable from CSC                       $4,041,470        $1,342,230
      Payable to CSC                            (2,809,546)       (1,750,193)
                                                ----------         ---------
      Net receivable (payable)                  $1,231,924        $ (407,963)
                                                ==========        ==========

                    Paulson Capital Corp. and Subsidiary

NOTE C - NOTES AND OTHER RECEIVABLES

   Notes and other receivables consist of the following:

                                                      1995                1994
                                                ----------          ----------
      Employees                                 $  152,100          $  383,156
      Independent brokers                          117,993              77,621
      Other                                         72,729              21,999
                                                ----------          ----------
                                                $  342,822          $  482,776
                                                ==========          ==========

   Employee receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to the registered representatives of the Company's Subsidiary. For the years ended December 31, 1995, 1994 and 1993, employee receivables of $369,964, $156,479 and $120,122, respectfully, were determined by management to be uncollectible and written off.


NOTE D - TRADING AND INVESTMENT SECURITIES

   Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by the Company's subsidiary.

   The categories of trading securities and their related market values follow:

                                                             1995                            1994
                                                 -------------------------         -------------------------
                                                      Long           Short             Long            Short
                                                 ---------         -------         ---------         -------
      Common stock                              $1,129,036        $ 51,477        $  710,357        $ 59,722
      Preferred stock                               49,424         186,650           727,965          78,860
      State and municipal bonds                     46,957          25,912            93,799          20,048
      Corporate bonds                               35,581          81,511            29,791          39,190
      US Government Agency                       1,999,399              --             1,762              --
                                                 ---------         -------         ---------         -------
                                                $3,260,397        $345,550        $1,563,674        $197,820
                                                 =========         =======         =========         =======

   As a securities broker-dealer, the Company's subsidiary is engaged in various securities trading and brokerage activities as principal. In the normal course of business, the Company's subsidiary has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded in the financial statements at the market value of the related securities. A trading loss will occur on the securities if the market price increases and a trading gain will occur if the market price decreases.

   Investment securities held by the Company's subsidiary are stated at market value. A summary of the investment security portfolio follows:

                                                             Market       Unrealized         Carrying
                                               Cost           Value       Gain (Loss)           Value
                                         ----------        --------        ---------         --------
    1995
       Common stock                      $1,118,850        $918,990        $(199,860)        $918,990
                                          =========         =======         ========          =======
    1994
       Common stock                      $  315,051        $ 15,063        $(299,988)        $ 15,063
                                          =========         =======         ========          =======

                    Paulson Capital Corp. and Subsidiary

NOTE D - TRADING AND INVESTMENT SECURITIES - Continued

   Realized gains included in the determination of net earnings were $5,933,375, $247,176 and $148,741 for the years ended December 31, 1995,
   1994 and 1993, respectively.


NOTE E - FURNITURE AND EQUIPMENT

   Furniture and equipment are stated at cost and consist of the following:

                                                    1995                1994
                                                 -------             -------
      Office equipment                          $535,528            $512,080
      Leasehold improvements                     120,354             120,354
      Vehicles                                    25,245              36,097
                                                 -------             -------
                                                 681,127             668,531
      Less accumulated depreciation
         and amortization                        565,246             531,277
                                                 -------             -------
                                                $115,881            $137,254


NOTE F - SUBORDINATED NOTE PAYABLE

   Certain shareholders of the Company have loaned securities to its subsidiary under a secured demand note collateral agreement. This agreement is in accordance with the National Association of Security Dealers and the Securities and Exchange Commission requirements and the related borrowings are subordinated to the claims of general creditors and are renewable annually on their maturity dates.

           Maturity Date         Interest Rate          1995           1994
       --------------------      -------------        --------       --------
       Secured demand note
          May 31, 1996                 6%             $100,000       $100,000
                                                       =======        =======

   This borrowing is included in the Subsidiary's computation of net capital. Additionally, it is not cancelable by either party and, to the extent it is required to maintain compliance with minimum net capital requirements, may not be repaid.


NOTE G - INCOME TAXES

   Income tax (expense) benefit consists of the following:

                                                                    1995                1994                1993
                                                         ---------------     ---------------     ---------------
     Current tax (expense) benefit
       Federal                                           $    (1,478,713)    $       479,340     $      (376,496)
       State                                                    (212,464)                 --             (84,183)
                                                         ---------------     ---------------     ---------------
                                                              (1,691,177)            479,340            (460,679)
                                                         ---------------     ---------------     ---------------
     Deferred tax (expense) benefit
       Federal                                                   (38,700)            120,957            (141,180)
       State                                                     (51,100)             74,693             (30,270)
                                                         ---------------     ---------------     ---------------
                                                                 (89,800)            195,650            (171,450)
                                                         ---------------     ---------------     ---------------
                                                         $    (1,780,977)    $       674,990     $      (632,129)
                                                         ===============     ===============     ===============

                    Paulson Capital Corp. and Subsidiary

NOTE G - INCOME TAXES - Continued

   Income tax (expense) benefit for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before taxes as follows:

                                                                    1995                1994                1993
                                                         ---------------     ---------------     ---------------
     Income tax (expense) benefit at
       statutory federal tax rate                        $    (1,600,000)    $       597,000     $      (499,000)
     State taxes net of federal benefit                         (205,000)             76,000             (64,000)
     Adjustments to prior year tax                                    --                  --             (37,438)
     Other                                                        24,023               1,990             (31,691)
                                                         ---------------     ---------------     ---------------
                                                         $    (1,780,977)    $       674,990     $      (632,129)
                                                         ===============     ===============     ===============

    Deferred tax assets (liabilities) consist of the following:

                                                                                       1995                1994
                                                                            ---------------     ---------------
    Deferred tax assets (liabilities)
       Basis difference in short-term securities
         held for investment                                                $        76,500     $       112,700
       Depreciation of property and equipment                                        10,900              12,700
       State and local operating loss carryforwards
          net of federal benefit                                                      6,000              53,000
       Other                                                                           (500)              4,300
                                                                            ---------------     ---------------
    Less valuation allowance                                                             --                  --
                                                                            ---------------     ---------------
                                                                            $        92,900     $       182,700
                                                                            ===============     ===============

The state operating loss carryforwards expire from 1999 through 2009.


NOTE H - COMMON STOCK

   Directors are compensated for their attendance at a maximum of six scheduled meetings per year. Compensation is $500 of the Company's stock for each meeting. The value of the stock is determined at the close of business the day prior to a scheduled meeting.

   The Company's subsidiary has a key employee stock purchase plan. Under the plan, the Subsidiary will match funds (up to $25,000), committed by key employees, for the purchase of shares of the Company's common stock. The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions. One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration. The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary. No participants were named and no purchases of common stock under this plan were made during 1995, 1994 or 1993.

                    Paulson Capital Corp. and Subsidiary

NOTE H - COMMON STOCK - Continued

   The Company has two incentive stock option plans known as the 1983 Stock Option Plan and the Nonemployee Stock Option Plan. The Company has reserved 1,000,000 shares of Common Stock for issuance under the 1983 Plan and 100,000 under the Nonemployee Plan. These shares have been registered with the Securities and Exchange Commission. Of the 191,445 shares under option at December 31, 1995, 51,450 expire on March 15, 1996, 40,000 expire on August 27, 1997 and 99,995 expire on June 29, 1998. The following table summarizes activity under the Plans for the three years ended December 31, 1995:

                                                                  Shares
                                                                   Under            Exercise          Payable on
                                                                  Option               Price            Exercise
                                                         ---------------     ---------------     ---------------
     Balance at December 31, 1992                                140,000         $1.125-1.50     $       172,500
       Granted                                                        --                  --                  --
       Exercised                                                      --                  --                  --
       Cancelled                                                      --                  --                  --
                                                         ---------------     ---------------     ---------------
     Balance at December 31, 1993                                140,000          1.125-1.50             172,500
       Granted                                                    62,700              1.1875              74,456
       Exercised                                                      --                  --                  --
       Cancelled                                                 (10,000)               1.50             (15,000)
                                                         ---------------     ---------------     ---------------
     Balance at December 31, 1994                                192,700          1.125-1.50             231,956
       Granted                                                    99,995                .906              90,620
       Exercised                                                      --                  --                  --
       Cancelled                                                (101,250)         1.125-1.25            (118,359)
                                                         ---------------     ---------------     ---------------
     Balance at December 31, 1995                                191,445         $ .906-1.50     $       204,217
                                                         ===============     ===============     ===============


NOTE I - LEASES

   Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1995:

             Year ended
            December 31,
            ------------
                1996                                $234,305
                1997                                 222,768
                1998                                  92,820
                                                     -------
                                                    $549,893
                                                     =======

   The leases provide for payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to $298,421, $367,329 and $324,774, respectively.

                    Paulson Capital Corp. and Subsidiary

NOTE J - WARRANTS OWNED

   As provided for in certain underwriting agreements, the Company has acquired warrants to purchase shares of common stock of the underlying corporations. These warrants are not readily marketable without registration or reliance upon an exemption therefrom, and no attempt has been made to assign a value to them.


NOTE K - EMPLOYEE BENEFIT PLANS

   Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 1995, 1994 and 1993 were $150,000, $0 and $125,000, respectively.


NOTE L - CONTINGENCIES

   The Company's subsidiary has been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages. As preliminary hearings and discovery in these cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Company's financial statements, if any. The Company's management denies the charges in these legal actions and is vigorously defending against them.

   The California Employment Development Department has issued employment tax notices of deficiency against the Company in the amount of approximately $500,000 plus interest and penalties. The Company has filed petitions for reconsideration and protest, requesting that the deficiencies be found erroneous, as the Company's management believes it has complied with the employment rules. Due to the above uncertainty it is not possible to assess the degree of liability, the probability of a favorable outcome or the impact on the Company's financial statements, if any.


NOTE M - NET CAPITAL REQUIREMENT

   The Company's subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits the Company from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 1995, the Company's net capital and required net capital were $3,503,826 and $100,000, respectively, and its ratio of aggregate indebtedness to net capital was .39 to 1. The Company's subsidiary's absolute minimum net capital is $100,000.

                    Paulson Capital Corp. and Subsidiary

NOTE N - RECENT ACCOUNTING STANDARD

   During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Upon future adoption of this statement, the Company anticipates electing to continue to apply the accounting provision for APB Opinion 25 with disclosure of the required proforma amounts. Accordingly, the only impact expected by management on the Company's future financial statements will be additional disclosures required by the new standard.

                         SUPPLEMENTARY INFORMATION

                    Paulson Capital Corp. and Subsidiary

                  SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

                             December 31, 1995


                                                                            Entitled       Exercise
                                                                                  to          Price     Expiration
                   Description                                              Purchase           Each           Date
-----------------------------------------------------------                 --------     ----------       --------
California Culinary Academy, Inc. ERC 06-30-94                                71,000     $     7.80       06-30-98
Cell Robotics International, Inc. (units) ERC 09-19-96                        9.3725      25,000.00       08-30-00
Cellegy Pharmaceuticals, Inc. (units) ERC 08-11-96                            18,745         20.625       08-11-00
Coin Bill Validator, Inc. ERC 02-06-96                                        51,750          13.20       02-06-00
CompuMed, Inc. (units) ERC 08-03-93                                          584,000           0.30       08-03-97
Cusac Industries Ltd. (units) ERC 01-11-96                                    11,901          12.00       01-11-00
Davstar Industries, Ltd. (units) ERC 03-20-93                                 78,650          10.05       03-20-97
Document Technologies, Inc. (units) ERC 02-14-93                              51,000           7.20       02-14-97
Electronic Technology Group, Inc. (units)
  ERC 10-17-92                                                               204,000           1.44       10-17-96
Farragut Mortgage Co., Inc. ERC 02-25-93                                      95,333           7.80       02-25-97
Frontier Natural Gas Corp. (units) ERC 11-19-94                               26,005          28.92       11-12-98
International Nursing Services, Inc. (units)
  ERC 09-12-95                                                                15,301          28.20       09-12-99
Kushner-Locke Company 10% Convertible (units)
  ERC 03-20-92                                                                   272       1,200.00       03-20-96
Kyzen Corporation (units) ERC 08-03-96                                        15,498          14.95       08-03-00
Medical Technology Systems, Inc. (units) ERC 07-10-92                         82,080           6.00       07-10-96
Medphone Corporation (units) ERC 09-12-92                                     80,300           4.95       09-12-96
Microfield Graphics, Inc. ERC 06-22-96                                        79,750           7.20       06-22-00
North Coast Energy (units) ERC 12-18-93                                       34,935          12.00       12-18-97
Northern Bank of Commerce ERC 08-04-94                                         2,000           6.60       08-04-99
Patrick Petroleum Company Series B Convertible
Preferred ERC 09-14-93                                                        63,800          12.00       09-14-97
Pearce Systems International, Inc. (units) ERC 02-10-95                       47,722           8.70       02-11-99
Penultimate, Inc. (units) ERC 12-22-94                                        38,298           8.10       12-22-98
Prepaid Legal Services, Inc. (units) ERC 06-08-95                             16,314          28.80       06-08-99
R-B Rubber Products, Inc. ERC 05-10-96                                        55,100           5.10       05-10-00
Sparta Surgical Corp. (units) ERC 07-12-95                                    11,221          12.00       07-12-99
Tide West Oil Company (units) ERC 06-21-92                                     9,520          51.00       06-21-96
TJ Systems Corp. Ser. A Convertible Preferred
  ERC 08-04-94                                                                21,535          12.00       08-04-98
TSS, Ltd. (units) ERC 05-05-94                                                95,310           1.20       05-05-98
TSS, Ltd. (units) ERC 01-09-93                                                21,900          22.50       01-09-97
The Unimark Group, Inc. (units) ERC 08-11-94                                   1,500          15.00       08-11-99
Vector Aeromotive Corp. (units) ERC 08-12-92                                 182,500           1.20       08-12-96
Willard Pease Oil & Gas Company Ser. A Cum.
Convertible Preferred ERC 08-13-94                                            64,197          12.00       08-13-98
With Design in Mind, Inc. (units) ERC 05-10-92                               102,000           6.00       05-10-96
WRT Energy Corp. 9% Convertible Preferred
  ERC 10-20-94                                                                48,147          30.00       10-20-98

              Paulson Capital Corp. and Subsidiary                  Schedule II
                     Valuation and Qualifying Accounts
                Years ended December 31, 1995, 1994 and 1993


                                  Balance     Additions-Charges                     Balance
                                 Beginning       to Cost and        Deductions      at End
      Description                 of Year          Expenses         Write-offs      of Year
------------------------          -------     -----------------     ----------      -------
Allowance for doubtful
   accounts:

Year ended Dec. 31, 1995          $    --          $369,964          $369,964       $    --
Year ended Dec. 31, 1994               --           156,479           156,479            --
Year ended Dec. 31, 1993               --           120,122           120,122            --

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                       Page
(a) Financial Statements

     Report of Independent Certified Public            F-1
     Accountants

     Consolidated Balance Sheets as of                 F-2
     December 31, 1995 and 1994

     Consolidated Statements of Operations             F-3
     for the years ended December 31,
     1995, 1994 and 1993

     Consolidated Statement of                         F-4
     Shareholders' Equity for the years
     ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows             F-5
     for the years ended December 31, 1995,
     1994 and 1993

     Notes to Consolidated Financial                   F-7
     Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no Form 8-K filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                  PART III

     All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company's definitive proxy statement for its 1996 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference, other than the information with respect to executive officers of the Company included below.

     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Directors of the Company are elected for a term of one year and until their successors are elected and qualify. Executive officers are appointed by the board of directors and do not have fixed terms of office. The board of directors and executive officers as of December 31, 1995 are set forth below. The year each person became a director follows his or her name.

                                            Principal Occupa-
                       Position(s)            tion(s) During
Name           Age     With Company          Past Five Years
----------------------------------------------------------------

Chester L.F.   59      President and     Director of Corporate
  Paulson (1970)         Director          Finance of PIC
                                           (President of PIC
                                           until 7/92)

Jacqueline M.  56      Secretary-        Secretary-Treasurer
  Paulson (1976)         Treasurer and     of PIC (Chief
                         Director          Executive Officer of
                                           PIC from 7/92 to 8/93)

Kenneth T.     61      Director          Chief Executive Officer
  LaMear (1985)                            of PIC (Senior Vice
                                           President of PIC prior
                                           to 8/93)

     Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

(a)(1)   The following financial statements are included
           in Part II, Item 7:


     Report of Independent Certified Public
     Accountants

     Consolidated Balance Sheets as of
     December 31, 1995 and 1994

     Consolidated Statements of Operations
     for the years ended December 31,
     1995, 1994 and 1993

     Consolidated Statement of
     Shareholders' Equity for the years
     ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1995,
     1994 and 1993

     Notes to Consolidated Financial
     Statements

  (2) The following financial schedules for the years 1995, 1994 and 1993 are submitted herewith:

     Schedule II - Valuation and Qualifying Accounts


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     Exhibits

     Number         Description

      3.1           Articles of Incorporation (incorporated by
                      reference to Exhibit 3.1 to the
                      Company's Registration Statement on Form
                      10 filed with the Commission on
                      December 18, 1989 (the "Form
                      10"))

      3.2           Bylaws (incorporated by reference to Exhibit
                      3.2 to the Form 10)

     10.1           Office lease dated June 28, 1988
                      (incorporated by reference to Exhibit
                      10.2 to the Form 10)

     10.3           Contract with Correspondent Services
                      Corporation, dated July 24, 1992
                      (Incorporated by reference to Exhibit
                      10.3 to the Form 10-Q for the quarter
                      ended September 30, 1992 filed with the
                      Commission on November 13, 1992)

     10.4           Office Lease renewal for the period from
                      6/1/93 to 5/31/98, dated as of March 12,
                      1992 (Incorporated by reference to
                      Exhibit 10.4 to the Form 10-K for the
                      year ended December 31, 1992 filed with
                      the Commission on March 31, 1993)

     21.1           Subsidiaries

                      The Company's only subsidiary is Paulson
                      Investment Company, Inc., an Oregon
                      corporation.

     27             Financial Data Schedule


     (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PAULSON CAPITAL CORP.


Date: MARCH 19, 1996          By: CHESTER L.F. PAULSON
      --------------              -------------------------------------
                                  Chester L.F. Paulson
                                  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                        Title                           Date


(1) Principal Executive
    and Financial Officer


 CHESTER L.F. PAULSON            Chairman of the Board           MARCH 19, 1996
-----------------------------    and President
 Chester L.F. Paulson


(2) Principal Accounting
    Officer


 CAROL RICE                      Principal Accounting            MARCH 25, 1996
-----------------------------    Officer
 Carol Rice


(3) Directors


 JACQUELINE M. PAULSON           Secretary, Treasurer            MARCH 19, 1996
-----------------------------    and Director
 Jacqueline M. Paulson


 KENNETH T. LaMEAR               Director                        MARCH 19, 1996
-----------------------------
 Kenneth T. LaMear

                               EXHIBIT INDEX
                               -------------

                                                                     Sequential
Exhibit Number         Description                                    Page No.
--------------         -----------                                   ----------

     3.1              Articles of Incorporation (incorporated by
                        reference to Exhibit 3.1 to the
                        Company's Registration Statement on Form
                        10 filed with the Commission on
                        December 18, 1989 (the "Form
                        10"))

     3.2              Bylaws (incorporated by reference to Exhibit
                        3.2 to the Form 10)

     10.1             Office lease dated June 28, 1988
                        (incorporated by reference to Exhibit
                        10.2 to the Form 10)

     10.3             Contract with Correspondent Services
                        Corporation, dated July 24, 1992
                        (Incorporated by reference to Exhibit
                        10.3 to the Form 10-Q for the quarter
                        ended September 30, 1992 filed with the
                        Commission on November 13, 1992)

     10.4             Office Lease renewal for the period from
                        6/1/93 to 5/31/98, dated as of March 12,
                        1992 (Incorporated by reference to
                        Exhibit 10.4 to the Form 10-K for the
                        year ended December 31, 1992 filed with
                        the Commission on March 31, 1993)

     21.1             Subsidiaries

                      The Company's only subsidiary is Paulson
                      Investment Company, Inc., an Oregon
                      corporation.

     27               Financial Data Schedule