Form 10QSB
period 1996-03-31
PAULSON CAPITAL CORP
filed 1996-05-15
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 ----------
                                FORM 10-QSB

     Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                    For the Quarter ended March 31, 1996

                      Commission file number: 0-18188

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
                                                     --------------

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                 -----     -----

     Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1996:

               Common stock, no par value - 4,295,739 shares

Transitional Small Business Disclosure Format    Yes      No X
                                                    -----   -----

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                   ------
                                (unaudited)


                                                 3/31/96      12/31/95
                                                 -------      --------
CURRENT ASSETS
    Cash and cash equivalents                 $    97,064   $   174,029
    Receivables from brokers or dealers and
        clearing organizations                  5,763,108     4,041,470
    Notes and other receivables                   323,068       342,822
    Refundable income taxes                          --         157,138
    Trading securities and investments          2,712,358     3,260,397
  Investment Securities                         2,381,999       918,990
    Prepaid and deferred expenses                  41,447       338,038
  Secured demand notes                            100,000       100,000
    Deferred income taxes                          82,000        82,000
                                              -----------   -----------
               Total current assets            11,501,044     9,414,884
                                              -----------   -----------

FURNITURE AND EQUIPMENT, net                      114,808       115,881
                                              -----------   -----------
DEFERRED INCOME TAXES                              10,900        10,900
                                              -----------   -----------
                                              $11,626,752   $ 9,541,665
                                              ===========   ===========




       The accompanying notes are an integral part of this statement.

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
                                (unaudited)


                                                    3/31/96       12/31/95
                                                    -------       --------

CURRENT LIABILITIES
    Bank Overdraft                                $    46,087   $      --
    Accounts payable                                  405,712       334,422
    Brokers or dealers and clearing organ-
        izations                                    2,293,199     2,809,546
    Compensation, employee benefits
        and payroll taxes                           1,140,042     1,066,182
    Securities sold, not yet purchased, at
        market                                      1,879,077       345,550
    Income taxes payable                               82,317          --
  Deferred income taxes                                  --            --
    Subordinated notes payable                        100,000       100,000
                                                  -----------   -----------
               Total current liabilities            5,946,434     4,655,700
                                                  -----------   -----------

COMMITMENTS AND CONTINGENCIES                             -0-           -0-

SHAREHOLDERS' EQUITY
    Preferred stock, no par value,
      authorized, 500,000 shares;
      issued and outstanding, no shares                  --            --
    Common stock, no par value, authorized,
        10,000,000 shares; issued and outstand-
        ing, 4,295,739 and 4,324,539,
      respectively                                    707,089       735,889
    Retained earnings                               4,973,229     4,150,076
                                                  -----------   -----------
                                                    5,680,318     4,885,965
                                                  -----------   -----------
                                                  $11,626,752   $ 9,541,665
                                                  ===========   ===========


       The accompanying notes are an integral part of this statement.

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three month periods ended March 31, 1996
                       and March 31, 1995 (unaudited)


                                             3/31/96      3/31/95
                                          -----------   ----------
REVENUES
  Commissions                              $3,118,131   $2,074,755
  Corporate finance                         1,262,979      551,672
  Investment income                           724,189        1,938
  Trading income                              342,907      155,389
  Interest and dividends                        2,090        4,602
  Other                                         3,715        6,540
                                           ----------   ----------
                                            5,454,011    2,794,896
                                           ----------   ----------

EXPENSES
  Commissions and salaries                  3,143,607    2,022,599
  Underwriting expenses                       304,560      141,444
  Rent, telephone and quotation services      177,748      223,425
  Interest expense                              2,098        1,770
  Professional fees                            94,737      103,031
  Bad debt expense                             44,889       33,608
  Travel and entertainment                     28,148       25,980
  Settlements                                  19,625       24,250
  Branch office expenses                         --           --
  Other                                       266,646      179,454
                                           ----------   ----------

                                            4,082,058    2,755,561
                                           ----------   ----------
          Earnings (loss) before income
          taxes and extraordinary gain      1,371,953       39,335

Provision (credit) for income taxes
  Current                                     548,800       16,000
  Deferred                                        -0-          -0-
                                           ----------   ----------

          NET EARNINGS (LOSS)              $  823,153   $   23,335
                                           ==========   ==========


Earnings (loss) per share                  $      .19   $     .005
                                           ==========   ==========




       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 Three year period ended December 31, 1995 and the three months ended March 31, 1996 (unaudited)

                                                                      Retained
                                              Common Stock            Earnings
                                          Shares        Amount        (Deficit)
                                         --------      -------        ---------

Balance at December 31, 1992            4,569,096    $   997,473    $ 1,469,029

Issuance of common stock in
  lieu of Directors' cash
  compensation                              7,745         10,000           --

Redemption of common stock               (128,300)      (140,400)

Net earnings for the year                    --             --          836,476
                                        ---------    -----------    -----------

Balance at December 31, 1993            4,448,541    $   867,073    $ 2,305,505

Issuance of common stock in
  lieu of Directors' cash
  compensation                             21,960         16,500           --

Redemption of common stock               (107,000)      (107,843)

Net loss for the year                        --             --       (1,080,462)
                                        ---------    -----------    -----------

Balance at December 31, 1994            4,363,501    $   775,730    $ 1,225,043

Issuance of common stock in
  lieu of Directors' cash
  compensation                             10,338         10,500           --

Redemption of common stock                (49,300)       (50,341)


Net earnings for year                        --             --        2,925,033
                                        ---------    -----------    -----------

Balance at December 31, 1995            4,324,539    $   735,889    $ 4,150,076

Redemption of common stock                (28,800)       (28,800)

Net earnings for year to date                --             --          823,153
                                        ---------    -----------    -----------

Balance at March 31, 1996               4,295,739    $   707,089    $ 4,973,229
                                        =========    ===========    ===========


       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the three month periods ended March 31, 1996 and March 31, 1995


                                                     3/31/96       3/31/95
                                                   -----------    ---------
Increase (Decrease) in cash and cash
    equivalents

Cash flows from operating activities
    Net earnings (loss)                            $   823,153    $  23,335
                                                   -----------    ---------
        Adjustments to reconcile net earnings
        (loss) to net cash provided by operating
        activities
           Unrealized (appreciation) loss in
               investment securities                    48,373       (1,938)
           Realized gain on investment
               securities                             (772,562)         -0-
           Depreciation and amortization                12,792       11,962
           Gain from sale of furniture and
               equipment                                   -0-          -0-
           Change in assets and liabilities
               (Increase) decrease in
                  receivables                       (1,701,884)      66,110
               (Increase) decrease in
                  refundable income taxes              157,138      500,765
               (Increase) decrease in trading
                  securities                           548,039      374,075
               (Increase) decrease in prepaid
                  and deferred expenses                296,591      (21,203)
               Increase (decrease) in accounts
                 payable and accrued expenses         (371,197)    (449,127)
               Increase (decrease) in securities
                  sold, not yet purchased            1,533,527      (43,406)
               Increase (decrease) in
                  bank overdraft                        46,087      (51,888)
               Increase (decrease) in income
                  taxes payable                         82,317          -0-
                                                   -----------    ---------

                  Total adjustments                   (120,779)     385,350
                                                   -----------    ---------

                  Net cash provided by (used in)
                    operating activities               702,374      408,685
                                                   -----------    ---------

Cash flows from investing activities
    Purchases of short-term investment
        securities                                  (5,154,547)         -0-
    Proceeds from sale of short-term
        investment securities                        4,415,727          -0-
    Additions to furniture and equipment               (11,719)      (3,768)
    Proceeds from sale of furniture and
        equipment                                          -0-          -0-
                                                   -----------    ---------

                  Net cash provided by (used in)
                    investing activities            ($ 750,539)  ($   3,768)
                                                    -----------   ---------

       The accompanying notes are an integral part of this statement.

                                                    3/31/96      3/31/95
                                                  ----------   ----------
Cash flows from financing activities
    Additions to notes payable                         -0-         -0-
    Payments on contracts payable and
        obligations under capital leases               -0-         -0-
    Payments on subordinated notes payable             -0-         -0-
    Payments to retire common stock                (28,800)        -0-
                                                 ---------    --------
           Net cash provided by (used in)
               financing activities                (28,800)        -0-
                                                 ---------    --------
           NET INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                    (76,965)    404,917

Cash and cash equivalents at beginning of
    year                                           174,029     145,417
                                                 ---------    --------
Cash and cash equivalents at
    March 31                                     $  97,064    $550,334
                                                 =========    ========
Cash paid during the three months

    Interest                                     $   2,098    $  1,770
                                                 =========    ========

    Income taxes                                 $  24,900    $    200
                                                 =========    ========

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

3.   Commitments and Contingencies

     PIC and Chester L.F. Paulson, Paulson Capital's president, are defendants in Kevin J. O'Rourke, et. al v. With Design In Mind International, Inc., filed in U.S. District Court for the Central District of California in February 1993, an asserted class action alleging violations of Sections 11 and 12(2) of the Securities Act of 1933, relating to alleged misstatements in the prospectus used in connection with a May 1991 public offering in which PIC acted as the managing underwriter. Mr. Paulson has not been served with the complaint. PIC sold $4.96 million of securities in the offering. PIC believes it has meritorious defenses to the lawsuit. Although a tentative settlement had been reached between the parties, plaintiffs failed to complete preparation of the necessary papers. Plaintiffs have now filed a notice of dismissal of all claims against all defendants. It is possible that plaintiffs may attempt to refile a similar suit in the future. PIC believes that it has meritorious defenses if a subsequent lawsuit is filed on similar grounds.

     PIC has been named as respondent in Mokhtari v. Paulson Investment Company, Inc., et al., an NASD arbitration, filed in February 1995. Claimants, former PIC customers, allege breach of fiduciary duty, negligence, fraud and securities fraud. Claimants seek $27,000 in compensatory damages and $73,000 in punitive damages. An arbitration hearing commenced on April 9 and 10, 1996. The hearing is scheduled for completion on May 17 and 18, 1996. PIC believes it has meritorious defenses and is defending this matter vigorously.

     NASD arbitrations in the two cases of Rosner v. Investors Associates, Inc. et al. and MRS Investments v. Investors Associates, Inc. et al., reported in PIC's annual report on Form 10-KSB for the year ended December 31, 1995, were settled prior to hearing without admission of liability by payment to the claimants of an amount which is not material to the financial condition or results of operations of PIC. PIC continues to deny any and all liability in respect of the claims.

     PIC has been named as respondent in Eaton v. Paulson Investment Company, Inc., an NASD arbitration filed in July 1995. Claimant, a former PIC customer, alleges securities fraud, including unsuitability, breach of fiduciary duty, negligence, negligent supervision and hiring, and intentional misrepresentations relating to claimant's account with PIC. Claimant seeks $41,800 in compensatory damages, attorney fees, and an unspecified amount of punitive damages. An arbitration date has been set for June 10, 1996. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

     PIC has been named as respondent in Volkert v. Investors Associates, Inc., et al., an NASD arbitration filed in February 1995. Claimants, former PIC customers, allege fraud, negligent hiring and supervision, unfair business practices, and intentional and negligent infliction of emotional distress. Claimant seeks $21,700 in compensatory damages, treble damages, attorney fees and an unspecified amount of punitive damages. An arbitration date has been set for September 11, 1996. PIC believes that it has meritorious defenses and intends to defend this matter vigorously.

     PIC has been named as respondent in Shapiro v. Paulson Investment Company, Inc., an NASD arbitration filed in September 1995. Claimant alleges securities fraud, including claims of unsuitability, churning and unauthorized trading, and seeks $47,000 in compensatory damages. An arbitration date will be set for July or August, 1996. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

     PIC was named as a defendant in Sanchez v. Paulson Investment Company, Inc., et al., filed in Multnomah County (Oregon) court. Claimant, a former PIC customer, alleges breach of contract and fraud. Claimant sought $30,000 in compensatory damages and $90,000 in punitive damages. PIC believes it has meritorious defenses and intends to defend this matter vigorously. The case has been dismissed, but the plaintiff has indicated he intends to refile the case.

     PIC was named as a defendant in Attard, et al. v. Paulson Investment Company, Inc., et al. and Wright, et al. v. Paulson Investment Company, Inc., et al., both filed in December 1995 in U.S. District Court for the Southern District of California. The cases are asserted class actions alleging violations of Section

12(2) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The claims related to alleged misstatements in connection with an October 1993 public offering of approximately $27 million of preferred stock in which PIC acted as the managing underwriter. The judge has signed a stipulated dismissal of PIC from this matter without prejudice.

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

     Jack Kimberlin Arbitration. PIC was named as a respondent in Jack Kimberlin v. Paulson Investment Company, Inc., ete al., an NASD arbitration filed in April 1996. Claimant, a former PIC customer, alleges breach of contract, breach of fiduciary duty, negligence, fraud, securities and mail fraud, racketeering and violations of the Texas Deceptive Trade Practices Act. Claimant seeks $350,000 in compensatory damages, plus interest, attorney fees, punitive damages and treble damages. PIC has not yet filed an answer and discovery has not begun. PIC is investigating this matter and is unable to comment on the merit, if any, of claimant's allegations.

     Assessment from State of California In July and September 1994, the California Employment Development Department (the "EDD") issued employment tax notices of deficiency against PIC for the period April 1, 1991 through March 31, 1994. The claimed deficiencies total approximately $498,948 plus interest and penalties. The EDD asserts that PIC's registered representatives in California were employees of PIC and not independent contractors. PIC's position is that its California registered representatives were independent contractors, and that PIC was not obligated to make contributions for unemployment insurance or to withhold state personal income taxes. PIC has filed petitions for reconsideration and of protest, requesting that the deficiencies be found erroneous on that basis. PIC has also requested that any deficiencies be recomputed, and that credits be applied against any deficiency amounts for the personal income tax paid by the registered representatives individually. A hearing before the California Unemployment Insurance Appeals Board has yet to be scheduled. An unfavorable result could require, in addition to payment by PIC of the deficiencies plus interest and penalties, additional contributions (plus earnings) to the Company's qualified retirement plan for the excluded individuals, in order to avoid disqualification of the plan. PIC believes, however, that the EDD's position is erroneous, particularly in light of PIC's compliance with proposed rules that would permit PIC's treatment of its California registered representatives as independent contractors. The Company is unable to provide an estimate of the amount or range of potential loss should the outcome be unfavorable. There have been no material developments in these proceedings since it was reported in the Company's Form 10-KSB for the period ended December 31, 1995.

     Employment Claim by Jack Alexander. A claim has been asserted against PIC by Jack Alexander, who performed services for PIC in California between 1991 and 1995. The claimant has made allegations of age discrimination, breach of employment contract and wrongful termination against PIC, and demanded payment of $750,000. The claimant has indicated that, if he commences litigation against PIC, the requested damages would be $1,218,000 and would include claims for attorney fees and punitive damages. In October 1995, claimant filed a complaint with the California Delpartment of Fair Employment and Housing, but has not institutued formal legal proceedings, either through an administrative agency or in court. PIC has denied these claims, believes they are unfounded, and will vigorously defend any action that may be brought. There have been no material developments in regard to this claim since it was reported in the Company's Form 10-KSB for the period ended December 31, 1995.

Pearce Systems. The Company and PIC are defendants in Holly Millar v. Pearce International Systems, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiff alleges violations of the

California Securities Law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994 public offering in which PIC acted as the managing underwriter. The offering consisted of 675,000 units at a price of $7.25 per unit. Neither the Company nor PIC has filed an answer and discovery has not begun. At this early stage, the Company and PIC have not had an opportunity to investigate this matter fully, but believe they have meritorious defenses and intend to defend this matter vigorously. Additionally, the Company does not believe the California state courts have jurisdiction.

MusicSource. PIC has been informed that Norman Kaufman, Sanford Powers, Anthony Costanzo, Nicola Caron, Thomas Spry, Craig Smith, M.L. Stutte and Charles Thomas, former PIC customers, will file an NASD arbitration alleging fraud, breach of fiduciary duty and lack of supervision in connection with their purchases in 1994 of MusicSource stock. Claimants allege that their aggregate losses were in excess of $85,000 and have indicated that they will also seek to recover interest, attorney fees and punitive damages. PIC is investigating this matter and is unable to comment on the merit, if any, of claimants' allegations.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION

Three Months Ended March 31, 1996 vs.
         Three Months Ended March 31, 1995

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

                   Summary of Changes in Major Categories
                          of Revenues and Expenses

                              1st Quarter
                             1996 vs. 1995
                             -------------

REVENUES:
SALES COMMISSIONS       $1,043,376         50.3%
CORPORATE FINANCE          711,307        128.9%
INVESTMENT INCOME          722,251          N/A
TRADING INCOME             187,518        120.7%
OTHER                   (    5,337)     (  47.9%)

         TOTAL          $2,659,115         95.1%

EXPENSES:
COMMISSIONS/SALARIES    $1,121,008         55.4%
UNDERWRITING EXPENSES      163,116        115.3%
RENT,TELEPHONE/QUOTES    (  45,677)     (  20.4%)
OTHER                       88,050         23.9%

         TOTAL          $1,326,497         48.1%


PRETAX INCOME           $1,332,618          N/A


     Total revenues for the first quarter of 1996 rose 95.1 percent from the first quarter of 1995, from $2,794,896 to $5,454,011. As shown in the table above, sales commissions rose $1,043,376, or 50.3 percent, from $2,074,755 in the first quarter of 1995 to $3,118,131 in the comparable 1996 period. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization issues in the 1996 quarter, compared to more moderate levels in 1995. The Nasdaq Industrial Average rose 5.80 percent in the first quarter of 1996 compared to 7.83 percent in the comparable 1995 period, but PIC's focus is on very small capitalization issues which experienced a more favorable market in the 1996 quarter. Specifically, very active trading levels in the securities of the two issuers for which PIC completed corporate finance transactions in 1996 increased sales commissions. Corporate finance revenues rose 128.9 percent, or $711,307, in the first quarter of 1996 compared to the first quarter of 1995. Two transactions were completed in the 1996 quarter, raising a total of $ 44.84 million for the issuers; two transactions were completed in the 1995 quarter, raising an aggregate of $10 million for the issuers. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income increased $722,251, from $1,938 in the first quarter of 1995 to $724,189 in the first quarter of 1996, primarily due to the exercise in the 1996 quarter of two underwriter warrants received from previous corporate finance transactions, while no such exercises took place in 1995. Trading income rose $187,518, or 120.7 percent, from $155,389 in the first quarter of 1995 to $342,907 in the comparable 1996 period. This increase was also due to the better market conditions in the 1996 quarter compared to the volume levels in the 1995 quarter for small capitalization OTC stocks.

     Total expenses rose $1,326,497 in the first quarter of 1996 from the comparable 1995 period, an increase of 48.1 percent, from $2,755,561 to $4,082,058. Commissions and salaries rose $1,121,008, or 55.4 percent, from $2,022,599 in the 1995 period to $3,143,607 in 1996. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. Higher percentage commission levels are generally paid to employee registered representatives at higher production levels. Underwriting expenses increased by $163,116, or 115.3 percent, due primarily to increased legal and other fees accrued for the two corporate finance transactions completed in the 1996 quarter compared to the much smaller corporate finance transactions completed in the 1995 quarter. Rent, telephone and quote expenses decreased from $223,425 in the 1995 period to $177,748 in 1996, a decrease of 20.4 percent, due primarily to the closing of certain branch offices. Other expenses increased 23.9 percent, from $368,093 in the first quarter of 1995 to $456,143 in the first quarter of 1996. This increase was primarily due to accruals for profit sharing and 401(k) contributions for the benefit of employees.

     The Company had a pretax profit of $1,371,953 in the first quarter of 1996 compared to a pretax profit of $39,335 in the comparable 1995 period. The primary reasons for this increase were the profits from the exercise of underwriter warrants in the 1996 quarter, along with general increases in commission business, corporate finance profits and trading income. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued $548,800 in income taxes for the first quarter of 1996, compared to an accrual for income taxes in the first quarter of 1995 of $16,000. Independent of investment income, the Company would have had a profit before income taxes of

$647,764 in the first quarter of 1996 compared to a profit before income taxes of $37,397 in the comparable 1995 period.


Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in both 1995 and 1996 was combined with a general increase in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at March 31, 1996 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of March 31, 1996, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon

PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 1996, PIC owned 34 underwriter warrants (from 33 issuers), of which 28 were currently exercisable and three had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the three months ended March 31, 1996, $702,374 of net cash was provided by operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit included an increase in receivables of $1,701,884, a realized gain on investment securities of $772,562 and a decrease in accounts payable and accrued expenses of $371,197, offset by an increase in securities sold but not yet purchased of $1,533,527, a decrease in trading securities of $548,039, a decrease in prepaid and deferred expenses of $296,591 and a decrease in refundable income taxes of $157,138. The primary reason for the increase in receivables was that certain proceeds from the sales of securities underlying underwriter warrants remained in PIC's account at its clearing firm. In the quarter, $750,539 of net cash was used by the Company in investing activities, primarily resulting from $4,415,727 of proceeds from the sale of short-term investment securities being more than offset by the purchase of $5,154,547 of short-term investment securities. $28,800 of net cash was used in financing activities in the quarter for payments to retire common stock. The net decrease in cash and cash equivalents for the quarter totaled $76,965. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At March 31, 1996, the Company had no material commitments for capital expenditures.

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

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings.
     See Note 3 of Notes to Condensed Consolidated Financial
  Statements in Item 1.

Item 2.   Changes in Securities.
     None

Item 3.   Defaults upon Senior Securities.
     None

Item 4.   Submission of Matters to a Vote of Security Holders.
     None

Item 5.   Other Information.
     None

Item 6.   Exhibits and Reports on Form 8-K
     None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PAULSON CAPITAL CORP.



Date:  MAY 13, 1996                By: CHESTER L.F. PAULSON
     ------------------------         ------------------------------------
                                      Chester L.F. Paulson
                                      President



Date:  MAY 13, 1996                By: CAROL RICE
     ------------------------         ------------------------------------
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