Form 10QSB
period 1996-06-30
PAULSON CAPITAL CORP
filed 1996-08-02
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 ----------
                                FORM 10-QSB

     Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                    For the Quarter ended June 30, 1996

                      Commission file number: 0-18118

                           PAULSON CAPITAL CORP.
            Exact name of registrant as specified in its charter


                 Oregon                              93-0589534
         (State of incorporation)                 (I.R.S. Employer
                                                   Identification)


         811 S.W. Front Avenue
              Portland, OR                            97204
         (Address of principal                     (Zip Code)
           executive offices)

Registrant's telephone number, including area code:  (503) 243-6000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [ ]

     Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996:

               Common stock, no par value - 4,320,024 shares

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                (unaudited)


                                                          6/30/96     12/31/95
                                                          -------     --------
CURRENT ASSETS
  Cash and cash equivalents                          $   173,185   $  174,029
  Receivables from brokers or dealers and
      clearing organizations                           3,163,352    4,041,470
  Notes and other receivables                            441,816      342,822
  Refundable income taxes                                   --        157,138
  Trading securities and investments                   8,047,663    3,260,397
  Investment Securities                                1,713,303      918,990
  Prepaid and deferred expenses                          136,996      338,038
  Secured demand notes                                   100,000      100,000
  Deferred income taxes                                   82,000       82,000
                                                     -----------   ----------

               Total current assets                   13,858,315    9,414,884
                                                     -----------   ----------

FURNITURE AND EQUIPMENT, net                             130,958      115,881
                                                     -----------   ----------

DEFERRED INCOME TAXES                                     10,900       10,900
                                                     -----------   ----------

                                                     $14,000,173   $9,541,665
                                                     ===========   ==========



       The accompanying notes are an integral part of this statement.

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET - CONTINUED

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                (unaudited)


                                                          6/30/96      12/31/95
                                                          -------      --------
CURRENT LIABILITIES
  Bank Overdraft                                      $     --        $     --
  Accounts payable                                       298,309         334,422
  Brokers or dealers and clearing organ-
      izations                                         1,487,218       2,809,546
  Compensation, employee benefits
      and payroll taxes                                1,657,950       1,066,182
  Securities sold, not yet purchased, at
      market                                             593,919         345,550
  Income taxes payable                                 1,319,560              --
  Deferred income taxes                                       --              --
  Subordinated notes payable                             100,000         100,000
                                                     -----------     -----------
        Total current liabilities                      5,456,956       4,655,700
                                                     -----------     -----------


COMMITMENTS AND CONTINGENCIES                              -0-           -0-

SHAREHOLDERS' EQUITY
    Preferred stock, no par value,
      authorized, 500,000 shares;
      issued and outstanding, no shares                       --              --
    Common stock, no par value, authorized,
        10,000,000 shares; issued and outstand-
        ing, 4,320,024 and 4,324,539,
        respectively                                     735,035         735,889
    Retained earnings                                  7,808,182       4,150,076
                                                     -----------     -----------

                                                       8,543,217       4,885,965
                                                     -----------     -----------

                                                     $14,000,173     $ 9,541,665
                                                     ===========     ===========



       The accompanying notes are an integral part of this statement.

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                          For the three month                     For the six month
                                          period ended June 30                   period ended June 30
                                         1996               1995                1996              1995
                                         ----               ----                ----              ----
REVENUES
   Commissions                       $3,537,386         $2,630,375          $6,655,517        $4,705,130
   Corporate Finance                    485,229            815,339           1,748,208         1,367,011
   Investment Income                  4,561,110            324,318           5,285,299           326,256
   Trading Income                       485,388            (41,639)            828,295           113,750
   Interest and Dividends                 1,382              5,845               3,472            10,447
   Other                                  4,949              4,585               8,664            11,125
                                     ----------         ----------          ----------        ----------

                                      9,075,444          3,738,823          14,529,455         6,533,719
                                     ----------         ----------          ----------        ----------

EXPENSES
   Commissions
     and Salaries                     3,580,438          2,569,573           6,724,045         4,592,172
   Underwriting Expense                  19,666            290,021             324,226           431,465
   Rent, telephone
     and quotation                      234,343            230,185             412,091           453,610
      services
   Interest expense                       1,859              1,603               3,957             3,373
   Professional fees                    126,763            103,886             221,500           206,917
   Bad debt expense                      47,109             85,841              91,998           119,449
   Travel and
     entertainment                       43,324             18,235              71,472            44,215
   Settlements                           50,000            125,000              69,625           149,250
   Other                                247,089            182,882             513,735           362,336
                                     ----------         ----------          ----------        ----------

                                      4,350,591          3,607,226           8,432,649         6,362,787

   Earnings (loss)
     before income
     taxes and extra-
     ordinary gain                    4,724,853            131,597           6,096,806           170,932

Provision (credit)
 for income taxes
   Current                            1,889,900             52,000           2,438,700            68,000
   Deferred                               --                 --                  --                 --
                                     ----------         ----------          ----------        ----------

     Net earnings                    $2,834,953          $  79,597          $3,658,106         $ 102,932
                                     ==========          =========          ==========         =========

Earnings (loss)
   per share                         $     .657          $    .018          $     .847         $    .024
                                     ==========          =========          ==========         =========



       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 Three year period ended December 31, 1995
             and the six months ended June 30, 1996 (unaudited)

                                              Common Stock           Retained
                                          ---------------------      Earnings
                                          Shares         Amount      (Deficit)
                                          ------         ------      ---------
Balance at December 31, 1992            4,569,096    $   997,473    $ 1,469,029

Issuance of common stock in
  lieu of Directors' cash
  compensation                              7,745         10,000           --

Redemption of common stock               (128,300)      (140,400)

Net earnings for the year                    --             --          836,476
                                      -----------    -----------    -----------

Balance at December 31, 1993            4,448,541    $   867,073    $ 2,305,505

Issuance of common stock in
  lieu of Directors' cash
  compensation                             21,960         16,500           --

Redemption of common stock               (107,000)      (107,843)

Net loss for the year                        --             --       (1,080,462)
                                      -----------    -----------    -----------

Balance at December 31, 1994            4,363,501    $   775,730    $ 1,225,043

Issuance of common stock in
  lieu of Directors' cash
  compensation                             10,338         10,500           --

Redemption of common stock                (49,300)       (50,341)


Net earnings for year                        --             --        2,925,033
                                      -----------    -----------    -----------

Balance at December 31, 1995            4,324,539    $   735,889    $ 4,150,076

Option Exercise                            24,285         27,946           --

Redemption of common stock                (28,800)       (28,800)
                                      -----------    -----------    -----------

Net earnings for year to date                --             --        3,658,106
                                      -----------    -----------    -----------

Balance at June 30, 1996                4,320,024    $   735,035    $ 7,808,182
                                      ===========    ===========    ===========



       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
       for the six month period ended June 30, 1996 and June 30, 1995

                                                        6/30/96        6/30/95
                                                        -------        -------
Increase (Decrease) in cash and cash equivalents

Cash flows from operating activities

   Net earnings (loss)                               $ 3,658,106    $   102,932
                                                     -----------    -----------
     Adjustments to reconcile net
     earnings (loss) to net cash provided
     by operating activities
       Unrealized (appreciation) loss in
         investment securities                           111,355          (4,000)
       Realized gain on investment
          securities                                  (5,396,654)       (319,693)
       Depreciation and amortization                      26,040          24,994
       Gain from sale of furniture
          and equipment                                     --              (338)
       Change in assets and liabilities
         (Increase) decrease in receivables              779,124      (1,402,168)
         (Increase) decrease in
           refundable income taxes                       157,138         515,000
         (Increase) decrease in
           trading securities                         (4,787,266)        299,921
         (Increase) decrease in prepaid
           and deferred expenses                         201,042          78,752
         Increase (decrease) in accounts
           payable and accrued expenses                 (766,673)        (45,586)
         Increase (decrease) in securities
           sold, not yet purchased                       248,369         730,971
         Increase (decrease) in income
           taxes payable                               1,319,560          35,162
         Decrease in bank overdraft                          --          (36,915)

           Total adjustments                          (8,107,965)       (123,900)
                                                     -----------     ----------
   Net cash provided by (used in)
       operating activities                           (4,449,859)        (20,968)
                                                     -----------     ----------




       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

                                                     6/30/96           6/30/95
                                                     -------           -------
Cash flows from investing activities
   Purchases of short-term investment
     securities                                     (9,434,245)        (154,200)
   Proceeds from sale of short-term
     investment securities                          13,925,231          476,458
   Additions to furniture and equipment                (41,117)         (25,818)
   Proceeds from sale of furniture
     and equipment                                        --                700
                                                  ------------     ------------

     Net cash provided by (used in)
       investing activities                          4,449,869          297,140
                                                  ------------     ------------


Cash flows from financing activities
   Additions to common stock                            27,946             --
   Payments to retire common stock                     (28,800)            --
                                                  ------------     ------------
   Net cash provided by (used in)
     financing activities                                 (854)            --
                                                  ------------     ------------


     NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                   (844)         276,172

Cash and cash equivalents
   at beginning of year                                174,029          145,417
                                                  ------------     ------------

Cash and cash equivalents at June 30              $    173,185     $    421,589
                                                  ============     ============

Cash paid during the three months
- ---------------------------------

   Interest                                       $      3,957     $      3,373
                                                  ============     ============

   Income taxes                                   $    937,102     $     27,200
                                                  ============     ============




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

3.   Commitments and Contingencies

     PIC has been named as respondent in Eaton v. Paulson Investment Company, Inc., an NASD arbitration filed in July 1995. Claimant, a former PIC customer, alleges securities fraud, including unsuitability, breach of fiduciary duty, negligence, negligent supervision and hiring, and intentional misrepresentations relating to claimant's account with PIC. Claimant seeks $100,000 in compensatory damages, attorney fees, and an unspecified amount of punitive damages. An arbitration date has been set for September 24, 1996. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

     PIC has been named as respondent in Shapiro v. Paulson Investment Company, Inc., an NASD arbitration filed in September 1995. Claimant alleges securities fraud, including claims of unsuitability, churning and unauthorized trading, and seeks $47,000 in compensatory damages. An arbitration date has not been set. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

     PIC has been named as a defendant in Smith, Benton & Hughes, Inc. v. Paulson Investment Company, Inc., an NASD arbitration served on PIC in February 1996. Claimant, an NASD broker-dealer, alleges that PIC was negligent in supervising one of its employees who maintained a securities account at the claimant. Claimant alleges that the former Paulson employee engaged in various acts of fraud, misrepresentation, violation of federal securities laws and breach of contract, and seeks in excess of $104,000 in compensatory damages, attorney fees and interest against PIC. An arbitration hearing is set for August 21, 1996, but the hearing date is expected to be set over. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

     Jack Kimberlin Arbitration. PIC was named as a respondent in Jack Kimberlin v. Paulson Investment Company, Inc., et al., an NASD arbitration filed in April 1996. Claimant, a former PIC customer, alleges breach of contract, breach of fiduciary duty, negligence, fraud, securities and mail fraud, racketeering and violations of the Texas Deceptive Trade Practices Act. Claimant seeks $350,000 in compensatory damages, plus interest, attorney fees, punitive damages and treble damages. PIC has not yet filed an answer and discovery has just begun. PIC is investigating this matter and is unable to comment on the merit, if any, of claimant's allegations.

     The Company and PIC are defendants in Holly Millar v. Pearce International Systems, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiff alleges violations of the California Securities Law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994 public offering in which PIC acted as the managing underwriter. The offering consisted of 675,000 units at a price of $7.25 per unit. PIC has filed a motion to dismiss the complaint and discovery has just begun. At this early stage, the Company and PIC have not had an opportunity to investigate this matter fully, but believe they have meritorious defenses and intend to defend this matter vigorously. Additionally, the Company does not believe the California state courts have jurisdiction.

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

     Employment Claim by Jack Alexander. A claim was filed in state court in California in May 1996 against PIC by Jack Alexander, who performed services for PIC in California between 1991 and 1995. Plaintiff alleges age discrimination, wrongful termination, breach of employment contract and breach of a covenant of good faith and fair dealing. The suit seeks compensatory and punitive damages, interest and attorney fees, but no specific amounts are plead in the complaint. Plaintiff filed a complaint with the California Department of Fair Employment and Housing in October 1995 on the same issues and previously indicated that, in any litigation, he would request damages of $1,218,000 plus attorney fees and punitive damages. In July 1996, PIC caused the case to be moved to the Federal District Court for the Southern District of California, and PIC recently filed a motion to change venue to the Federal District Court for the District of Oregon. PIC denies Mr. Alexander's claims, believes they are unfounded, and intends to vigorously defend the action.

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

Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

     Results of Operations

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

                   Summary of Changes in Major Categories
                          of Revenues and Expenses

                           2nd Quarter             1st Half
                          1996 vs. 1995          1996 vs. 1995
                          -------------          -------------
Revenues:
Sales Commissions     $  907,011    34.5%    $ 1,950,387   41.4%
Corporate Finance       (330,110)  (40.5%)       381,197   27.9%
Investment Income      4,236,792     N/A       4,959,043    N/A%
Trading Income           527,027     N/A         714,545  628.2%
Other                     (4,099)  (39.3%)        (9,436) (43.7%)

Total                  5,336,621   142.7%      7,995,736  122.4%

Expenses:
Commissions/Salaries   1,010,865    39.3%      2,131,873   46.4%
Underwriting Expenses   (270,355)  (93.2%)      (107,239) (24.8%)
Rent,Telephone/Quotes      4,158     1.8%       ( 41,519) ( 9.2%)
Other                   (  1,303)  (  .3%)        86,747    9.8%

Total                    743,365    20.6%      2,069,862   32.5%

Pretax Income          4,593,356     N/A       5,925,874    N/A

     Total revenues for the second quarter of 1996 rose 142.7 percent from the second quarter of 1995, from $3,738,823 to $9,075,444. As shown in the table above, sales commissions rose $907,011, or 34.5 percent, from $2,630,375 in the second quarter of 1995 to $3,537,386 in the comparable 1996 period. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization issues in the 1996 quarter, compared to more moderate levels in 1995. The Nasdaq Industrial Average rose less in the second quarter of 1996 compared to the comparable 1995 period, but PIC's focus is on very small capitalization issues which experienced a more favorable market in the 1996 quarter. Specifically, very active trading levels in the securities of two issuers for which PIC recently completed corporate finance transactions increased sales commissions. Corporate finance revenues fell 40.5 percent, or $330,110, in the second quarter of 1996 compared to the second quarter of 1995. No transactions were completed in the 1996 quarter in which PIC acted as managing underwriter, two transactions were completed in the 1995 quarter, raising an aggregate of $12.2 million for the issuers. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income increased $4,236,792, from $324,318 in the second quarter of 1995 to $4,561,110 in the second quarter of 1996, primarily due to the exercise in the 1996 quarter of an underwriter warrant received from a previous corporate finance transactions and substantial profits from an investment position in one issuer. One warrant exercise took place in 1995 for a relatively small amount. Trading income rose $527,027, from a loss of $41,639 in the second quarter of 1995 to $485,388 in the comparable 1996 period. This increase was also due to the better market conditions in the 1996 quarter compared to the volume levels in the 1995 quarter for small capitalization OTC stocks.

     Total expenses rose $743,365 in the second quarter of 1996 from the comparable 1995 period, an increase of 20.6 percent, from $3,607,226 to $4,350,591. Commissions and salaries rose $1,010,865, or 39.3 percent, from $2,569,573 in the 1995 period to $3,580,438 in 1996. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. Higher percentage commission levels are generally paid to employee registered representatives at higher production levels. Underwriting expenses fell by $270,355, or 93.2 percent, due primarily to decreased legal and other fees accrued because no corporate finance transactions completed in the 1996 quarter for which PIC acted as managing underwriter, compared to the two corporate finance transactions completed in the 1995 quarter. Rent, telephone and quote expenses increased from $230,185 in the 1995 period to $234,343 in 1996, an increase of 1.8 percent. Other expenses decreased 0.3 percent, from $517,447 in the second quarter of 1995 to $516,144 in the second quarter of 1996.

     The Company had a pretax profit of $4,724,853 in the second quarter of 1996 compared to a pretax profit of $131,597 in the comparable 1995 period. The primary reasons for this increase were the profits from the exercise of an underwriter warrant, substantial profits from an investment position in one issuer, and general increases in commission business and trading income offset partially by decreases in corporate finance revenues. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued $1,889,900 in income taxes for the second quarter of 1996, compared to an accrual for income taxes in the second quarter of 1995 of $52,000. Independent of investment income, the Company would have had a profit before income taxes of $163,743 in the second quarter of 1996 compared to a loss before income taxes of $192,721 in the comparable 1995 period.

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

     PIC owed $100,000 at June 30, 1996 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of June 30, 1996, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June 30, 1996, PIC owned 32 underwriter warrants (from 31 issuers), of which 28 were currently exercisable and four had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the three months ended June 30, 1996, $4,449,859 of net cash was used by operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit included a realized gain on investment securities of $5,396,654, an increase in trading securities of $4,787,266 and a decrease in accounts payable and accrued expenses of $766,673, partially offset by an increase in income taxes payable of $1,319,560, and a decrease in receivables of $779,124. The primary reason for the realized gain on investment securities was a substantial profit on one investment position and the sale of securities underlying an underwriter warrant during the quarter, with much of the proceeds invested in short term government securities which led to the bulk of the increase in trading securities. In the quarter, $4,449,869 of net cash was provided to the Company by investing activities, primarily resulting from $13,925,231 of proceeds from the sale of short-term investment securities, offset partially by the purchase of $9,434,245 of short-term investment securities. $854 of net cash was used in financing activities in the quarter for payments to retire common stock, offset partially by additions to common stock resulting from the exercise of employee stock options. The net decrease in cash and cash equivalents for the quarter totaled $844. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At June 30, 1996, the Company had no material commitments for capital expenditures.

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

Inflation

     Because PIC's assets are primarily liquid, they are not significantly affected by inflation. The rate of inflation affects PIC's expenses, such as employee compensation, office leasing and communications costs. These costs may not readily be recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects in the securities markets and the value of securities held in inventory or PIC's investment account, it may adversely affect the Company's financial position and results of operations

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 3 of Notes to Condensed Consolidated Financial Statements in
Item 1 of Part I.

Item 2. Changes in Securities.

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting on June 13, 1996. The three existing Company directors (Chester L.F. Paulson, Jacqueline M. Paulson and Kenneth T. LaMear) were elected for additional one year terms. In addition, the Company's shareholders approved a proposal to authorize an amendment to the articles of incorporation of the Company to effect a 1-for-4 reverse split of the Common Stock of the Company upon the occurrence of certain events, with 3,824,048 shares voting for the proposal, 23,355 shares voting against the proposal, with 4,100 votes abstaining. Under the proposal, the Company's directors are authorized to effect the reverse split if the closing bid of the Company's common stock falls below $1.00 and the directors determine that the reverse split is in the best interests of the Company's shareholders. The purpose of the proposal was to enable the Company to maintain a listing for the Company's common stock on the Nasdaq System.

Item 5. Other Information.

     None

Item 6.

     (a) Exhibits

          Financial Data Schedule

     (b) Reports on Form 8-K

          None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PAULSON CAPITAL CORP.



Date: JULY 29, 1996                By: CHESTER L.F. PAULSON
                                      -----------------------------------------
                                      Chester L.F. Paulson
                                      President



Date: JULY 31, 1996                By: CAROL RICE
                                      -----------------------------------------
                                      Carol Rice
                                      Principal Accounting Officer

                               EXHIBIT INDEX

EXHIBIT        DESCRIPTION                             SEQUENTIAL PAGE
- -------        -----------                             ---------------

   27          Financial Data Schedule