Form 10QSB
period 1996-09-30
PAULSON CAPITAL CORP
filed 1996-11-06
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 ----------
                                FORM 10-QSB

          Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                  For the Quarter ended September 30, 1996

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 1996:

               Common stock, no par value - 4,184,809 shares

                           FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                (unaudited)


                                                                 9/30/96             12/31/95
                                                              ----------            ---------
CURRENT ASSETS
    Cash and cash equivalents                                $   151,632           $  174,029
    Receivables from brokers or dealers and
        clearing organizations                                 2,558,001            4,041,470
    Notes and other receivables                                  189,031              342,822
    Refundable income taxes                                      532,054              157,138
    Trading securities and investments                         6,054,691            3,260,397
    Investment Securities                                      4,574,232              918,990
    Prepaid and deferred expenses                                130,673              338,038
    Secured demand notes                                         100,000              100,000
    Deferred income taxes                                         82,000               82,000
                                                              ----------            ---------

               Total current assets                           14,372,314            9,414,884
                                                              ----------            ---------

FURNITURE AND EQUIPMENT, net                                     124,728              115,881
                                                              ----------            ---------

DEFERRED INCOME TAXES                                             10,900               10,900
                                                              ----------            ---------

                                                             $14,507,942           $9,541,665
                                                              ==========            =========


       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET - CONTINUED

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
                                (unaudited)


                                                                 9/30/96             12/31/95
                                                              ----------            ---------
CURRENT LIABILITIES
    Bank Overdraft                                           $        --           $       --
    Accounts payable                                             294,227              334,422
    Brokers or dealers and clearing organ-
        izations                                               2,893,451            2,809,546
    Compensation, employee benefits
        and payroll taxes                                      1,510,078            1,066,182
    Securities sold, not yet purchased, at
        market                                                   414,223              345,550
    Income taxes payable                                              --                   --
    Deferred income taxes                                             --                   --
    Subordinated notes payable                                   100,000              100,000
                                                              ----------            ---------

               Total current liabilities                       5,211,979            4,655,700
                                                              ----------            ---------


COMMITMENTS AND CONTINGENCIES                                        -0-                  -0-

SHAREHOLDERS' EQUITY
    Preferred stock, no par value,
      authorized, 500,000 shares;
      issued and outstanding, no shares                                -                    -
    Common stock, no par value, authorized,
      10,000,000 shares; issued and outstand-
      ing, 4,250,809 and 4,324,539,
      respectively                                               514,747              735,889
    Retained earnings                                          8,781,216            4,150,076
                                                              ----------            ---------

                                                               9,295,963            4,885,965
                                                              ----------            ---------

                                                             $14,507,942           $9,541,665
                                                              ==========            =========


       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                              For the three month                       For the nine month
                                             period ended Sept. 30                     period ended Sept. 30
                                             1996                  1995                  1996                 1995
                                       ----------            ----------           -----------          -----------
REVENUES
   Commissions                         $2,551,998            $2,908,449           $ 9,207,515          $ 7,613,579
   Corporate Finance                    1,127,282               506,479             2,875,490            1,873,490
   Investment Income                      998,427             5,612,826             6,283,726            5,939,082
   Trading Income                         389,402               292,078             1,217,697              405,828
   Interest and Dividends                   2,174                 7,676                 5,646               18,123
   Other                                    2,647                 3,280                11,311               14,405
                                        ---------             ---------            ----------           ----------

                                        5,071,930             9,330,788            19,601,385           15,864,507
                                        ---------             ---------            ----------           ----------

EXPENSES
   Commissions
     and Salaries                       2,485,487             3,170,890             9,209,532            7,763,062
   Underwriting Expense                   222,637                56,666               546,863              488,131
   Rent, telephone
     and quotation                        188,789               257,066               600,880              710,676
     services
   Interest expense                         1,547                 1,536                 5,504                4,909
   Professional fees                      148,154               144,596               369,654              351,513
   Bad debt expense                        45,000               237,508               136,998              356,957
   Travel and
     entertainment                         31,271                33,489               102,743               77,704
   Settlements                             60,990               437,500               130,615              586,750
   Other                                  266,221               345,850               779,956              708,186
                                        ---------             ---------            ----------           ----------

                                        3,450,096             4,685,101            11,882,745           11,047,888

     Earnings (loss)
       before income
       taxes and extra-
       ordinary gain                    1,621,834             4,645,687             7,718,640            4,816,619

Provision (credit)
  for income taxes
  Current                                 648,800             1,832,000             3,087,500            1,900,000
  Deferred                                     --                    --                    --                   --
                                        ---------             ---------            ----------           ----------

     Net earnings                      $  973,034            $2,813,687           $ 4,631,140          $ 2,916,619
                                        =========             =========            ==========           ==========

Earnings (loss)
   per share                           $      .24            $      .65           $      1.09          $       .67
                                        =========             =========            ==========           ==========


       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 Three year period ended December 31, 1995 and the nine months ended September 30, 1996 (unaudited)

                                                      Common Stock                           Retained
                                            -----------------------------                    Earnings
                                               Shares               Amount                  (Deficit)
                                            ---------             --------                 ----------
Balance at December 31, 1992                4,569,096            $ 997,473                $ 1,469,029

Issuance of common stock in
  lieu of Directors' cash
  compensation                                  7,745               10,000                          -

Redemption of common stock                   (128,300)            (140,400)

Net earnings for the year                           -                    -                    836,476
                                            ---------             --------                 ----------

Balance at December 31, 1993                4,448,541            $ 867,073                $ 2,305,505

Issuance of common stock in
  lieu of Directors' cash
  compensation                                 21,960               16,500                           -

Redemption of common stock                   (107,000)            (107,843)

Net loss for the year                               -                    -                 (1,080,462)
                                            ---------             --------                 ----------

Balance at December 31, 1994                4,363,501            $ 775,730                $ 1,225,043

Issuance of common stock in
  lieu of Directors' cash
  compensation                                 10,338               10,500                          -

Redemption of common stock                    (49,300)             (50,341)

Net earnings for year                               -                    -                  2,925,033
                                            ---------             --------                 ----------

Balance at December 31, 1995                4,324,539            $ 735,889                $ 4,150,076

Option Exercise                                38,570               40,892                          -

Redemption of common stock                   (112,300)            (262,034)

Net earnings for year to date                       -                    -                  4,631,140
                                            ---------             --------                 ----------

Balance at September 30,
  1996                                      4,250,809            $ 514,747                $ 8,781,216
                                            =========             ========                 ==========


       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

     for the nine month period ended Sept. 30, 1996 and Sept. 30, 1995


                                                                           9/30/96              9/30/95
                                                                        ----------           ----------
Increase (Decrease) in cash and cash equivalents

Cash flows from operating activities
    Net earnings (loss)                                                 $4,631,140           $2,916,619
                                                                         ---------            ---------
        Adjustments to reconcile net earnings
        (loss) to net cash provided by operating
        activities
           Unrealized (appreciation) loss in
               investment securities                                       148,513             (529,739)
           Realized gain on investment
               securities                                               (6,424,895)          (5,406,780)
           Depreciation and amortization                                    38,455               37,485
           (Gain) loss from sale of furniture
           and equipment                                                       (40)               7,959
           Change in assets and liabilities
               (Increase) decrease in
                  receivables                                            1,637,260           (4,324,567)
               (Increase) decrease in
                  refundable income taxes                                 (374,916)             515,000
               (Increase) decrease in
                  trading securities                                    (2,794,294)             910,746
               (Increase) decrease in prepaid
                  and deferred expenses                                    207,365              (26,336)
               Increase (decrease) in accounts
                  payable and accrued expenses                             487,606             (265,890)
               Increase (decrease) in securities
                  sold, not yet purchased                                   68,673              (82,568)
               Increase (decrease) in income taxes
                  payable                                                       --            1,823,876
               Decrease in bank overdraft                                       --              (51,888)
                                                                         ---------            ---------

                  Total adjustments                                     (7,006,273)          (7,392,702)
                                                                         ---------            ---------


    Net cash provided by (used in)
        operating activities                                            (2,375,133)          (4,476,083)
                                                                         ---------            ---------


       The accompanying notes are an integral part of this statement

                    PAULSON CAPITAL CORP. AND SUBSIDIARY

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


                                                                       9/30/96              9/30/95
                                                                   -----------           ----------
Cash flows from investing activities
    Purchases of short-term investment
      securities                                                   (14,000,282)          (3,689,272)
    Proceeds from sale of short-term
      investment securities                                         16,621,422            8,355,586
    Additions to furniture and equipment                               (47,302)             (31,037)
    Proceeds from sale of furniture
      and equipment                                                         40                5,000
                                                                    ----------            ---------

    Net cash provided by (used in)
      investing activities                                           2,573,878            4,640,277
                                                                    ----------            ---------

Cash flows from financing activities
    Additions to common stock                                           40,892                   --
    Payments on subordinated notes payable                                  --                   --
    Payments to retire common stock                                   (262,034)             (50,341)
                                                                    ----------            ---------

    Net cash provided by (used in)
      financing activities                                            (221,142)             (50,341)
                                                                    ----------            ---------


        NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                            (22,397)             113,853

Cash and cash equivalents
   at beginning of year                                                174,029              145,417
                                                                     ---------            ---------

Cash and cash equivalents at Sept. 30                               $  151,632           $  259,270
                                                                     =========            =========

Cash paid during the three months

    Interest                                                        $    1,547           $    1,536
                                                                     =========            =========

    Income taxes                                                    $2,478,598           $   45,000
                                                                     =========            =========


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

3.   Commitments and Contingencies

     PIC has been named as respondent in Eaton v. Paulson Investment Company, Inc., an NASD arbitration filed in July 1995. Claimant, a former PIC customer, alleges securities fraud, including unsuitability, breach of fiduciary duty, negligence, negligent supervision and hiring, and intentional misrepresentations relating to claimant's account with PIC. Claimant seeks $100,000 in compensatory damages, attorney fees, and an unspecified amount of punitive damages. An arbitration hearing was held in September 1996, but the arbitrators have not yet issued their decision.

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

     PIC has been named as a defendant in Smith, Benton & Hughes, Inc. v. Paulson Investment Company, Inc., an NASD arbitration served on PIC in February 1996. Claimant, an NASD broker-dealer, alleges that PIC was negligent in supervising one of its employees who maintained a securities account at the claimant. Claimant alleges that the former Paulson employee engaged in various acts of fraud, misrepresentation, violation of federal securities laws and breach of contract, and seeks in excess of $104,000 in compensatory damages, attorney fees and interest against PIC. An arbitration hearing is expected to be set in early 1997. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

     PIC was named as a respondent in Jack Kimberlin v. Paulson Investment Company, Inc., et al., an NASD arbitration filed in April 1996. Claimant, a former PIC customer, alleges breach of contract, breach of fiduciary duty, negligence, fraud, securities and mail fraud, racketeering and violations of the Texas Deceptive Trade Practices Act. Claimant seeks $350,000 in compensatory damages, plus interest, attorney fees, punitive damages and treble damages. PIC has filed an answer and discovery has just begun. PIC is investigating this matter and is unable to comment on the merit, if any, of claimant's allegations.

     The Company and PIC are defendants in Holly Millar v. Pearce International Systems, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiff alleges violations of the California Securities Law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994 public offering in which PIC acted as the managing underwriter. The offering consisted of 675,000 units at a price of $7.25 per unit. Plaintiff seeks recision of the offering as well as actual damages, interest, attorney fees and punitive damages. Discovery has just begun. At this early stage, the Company and PIC have not had an opportunity to investigate this matter fully, but believe they have meritorious defenses and intend to defend this matter vigorously. Pursuant to a tolling agreement reached with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit.

     Assessment from State of California In July and September 1994, the California Employment Development Department (the "EDD") issued employment tax notices of deficiency against PIC for the period April 1, 1991 through March 31, 1994. The claimed deficiencies total approximately $498,948 plus interest and penalties. The EDD asserts that PIC's registered representatives in California were employees of PIC and not independent contractors. PIC's position is that its California registered representatives were independent contractors, and that PIC was not obligated to make contributions for unemployment insurance or to withhold state personal income taxes. PIC has filed petitions for reconsideration and of protest, requesting that the deficiencies be found erroneous on that basis. PIC has also requested that any deficiencies be recomputed, and that credits be applied against any deficiency amounts for the personal income tax paid by the registered representatives individually. A hearing before the California Unemployment Insurance Appeals Board has yet to be scheduled. An unfavorable result could require, in addition to payment by PIC of the deficiencies plus interest and penalties, additional contributions (plus earnings) to the Company's qualified retirement plan for the excluded individuals, in order to avoid disqualification of the plan. PIC believes, however, that the EDD's position is erroneous, particularly in light of PIC's compliance with state rules issued in March 1996 that would permit PIC's treatment of its California registered representatives as independent contractors. The Company is unable to provide an estimate of the amount or range of potential loss should the outcome be unfavorable.

     Employment Claim by Jack Alexander. A claim was filed in state court in California in May 1996 against PIC by Jack Alexander, who performed services for PIC in California between 1991 and 1995. Plaintiff alleges age discrimination, wrongful termination, breach of employment contract and breach of a covenant of good faith and fair dealing. The suit seeks compensatory and punitive damages, interest and attorney fees, but no specific amounts are plead in the complaint. Plaintiff filed a complaint with the California Department of Fair Employment and Housing in October 1995 on the same issues and previously indicated that, in any litigation, he would request damages of $1,218,000 plus attorney fees and punitive damages. In July 1996, PIC caused the case to be moved to the Federal District Court for the Southern District of California. PIC denies Mr. Alexander's claims, believes they are unfounded, and intends to vigorously defend the action.

     An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. PIC has been named in certain other legal proceedings and has received notice that certain customers may commence legal proceedings against PIC. The Company believes, based upon information received to date and, where the Company believes it appropriate, discussions with counsel, that resolution of this additional pending litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 vs. Three Months Ended
    September 30, 1995

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

                   Summary of Changes in Major Categories
                          of Revenues and Expenses

                                       Three Months Ended                      Nine Months Ended
                                          September 30,                          September 30,
                                          1996 vs. 1995                          1996 vs. 1995
                                          -------------                          -------------

Revenues:
Sales Commissions                  $(  356,451)         (12.3%)           $ 1,593,936           20.9%
Corporate Finance                      620,803          122.6%              1,002,000           53.5%
Investment Income                   (4,614,399)         (82.2%)               344,644            5.8%
Trading Income                          97,324           33.3%                811,869          200.0%
Other                               (    6,135)         (56.0%)            (   15,571)         (47.9%)

Total                               (4,258,858)         (45.6%)             3,736,878           23.6%

Expenses:

Commissions/Salaries                (  685,403)         (21.6%)             1,446,470           18.6%
Underwriting Expenses                  165,971          292.9%                 58,732           12.0%
Rent, Telephone/Quotes              (   68,277)         (26.6%)              (109,796)         (15.4%)
Other                               (  647,296)         (53.9%)              (560,549)         (26.9%)

Total                               (1,235,005)         (26.4%)               834,857            7.6%

Pretax Income                       (3,023,853)         (65.1%)             2,902,021           60.2%

     Total revenues for the third quarter of 1996 fell 45.6 percent from the third quarter of 1995, to $5,071,930 from $9,330,788. As shown in the table above, sales commissions fell $356,451, or 12.3 percent, to $2,551,998 in the third quarter of 1996 from $2,908,449 in the comparable 1995 period. This decrease resulted primarily from the less favorable price movements and trading levels in OTC issues in the 1996 quarter, compared to a rising market with higher trading levels in 1995. The Nasdaq Composite Index rose 11.8 percent in the 1995 quarter but only 2.5 percent in the 1996 quarter. Corporate finance revenues rose 122.6 percent, or $620,803, in the third quarter of 1996 compared to the third quarter of 1995. Two transactions were completed in the 1996 quarter, raising a total of $25 million for the issuers; three transactions were completed in the 1995 quarter, raising an aggregate of $17.5 million for corporate finance clients, but the two largest transactions (accounting for $14.6 million) were jointly managed, resulting in significantly reduced fees to PIC. Corporate finance revenue is directly related to the amount of money raised by PIC in completed transactions. Investment income decreased $4,614,399, to $998,427 in the third quarter of 1996 from $5,612,826 in the 1995 quarter. One underwriter warrant was exercised in the 1996 quarter while six warrants were exercised in the 1995 quarter. Trading income rose $97,324, or 33.3 percent, to $389,402 in the 1996 quarter from $292,078 in the 1995 period. This improvement was primarily due to greater trading levels in the securities of issuers for which PIC completed corporate finance transactions in the 1996 quarter.

     Total expenses fell $1,235,005 in the third quarter of 1996 from the comparable 1995 period, a decrease of 26.4 percent to $3,450,096 from $4,685,101. Commissions and salaries fell $685,403, or 21.6 percent, to $2,485,487 in the 1996 period from $3,170,890 in 1995. This decrease was primarily due to decreased commission revenues resulting in a lower level of commissions paid. (Higher commissions are generally paid to employee registered representatives at higher production levels as an incentive.) Underwriting expenses increased by $166,971, or 292.9 percent, due primarily to increased legal fees for the two large managed corporate finance transactions completed in the 1996 quarter compared to the three smaller transactions completed in the 1995 quarter, including two transactions in which expenses were shared with a co-manager. Rent, telephone and quote expenses decreased to $188,789 in the 1996 period from $257,066 in 1995, a decrease of 26.6 percent. Other expenses decreased 53.9 percent, to $553,183 in the third quarter of 1996 from $1,200,479 in the third quarter of 1995. This decrease was primarily due to a $376,510 decrease in settlements, a $192,508 decrease in bad debt expense and a $89,750 lower accrual for the employee profit sharing plan.

     The Company had a pretax profit of $4,645,687 in the third quarter of 1995 compared to a pretax profit of $1,621,834 in the comparable 1996 period. The primary reason for this decrease was the significant decrease in investment income resulting from the exercise of fewer underwriter warrants. Independent of investment income, the Company would have had a loss before income taxes of $967,139 in the third quarter of 1995 compared to a profit before income taxes of $623,407 in the third quarter of 1996. Investment income in the 1995 quarter and the first three quarters of 1996 were significantly higher than in previous Company history. This was due to gains in the value of the securities underlying underwriter warrants exercised in response to significant increases in OTC prices. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company accrued $648,800 for income taxes in the third quarter of 1996, compared to an accrual for income taxes in the third quarter of 1995 of $1,832,000.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1996 and 1995 was combined with a general increase in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at September 30, 1996 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of September 30, 1996, $335,450 was owed by PIC pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At September 30, 1996, PIC owned 31 underwriter warrants (from 29 issuers), of which 27 were currently exercisable and five had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. Year to date in 1996, PIC exercised underwriter warrants from two issuers.

     In the nine months ended September 30, 1996, $2,375,133 of net cash was used in operating activities by the Company. The major adjustments to reconcile this result to the Company's net profit included a decrease in receivables of $1,637,260, an increase in accounts payable and accrued expenses of $487,606, a decrease in prepaid and deferred expenses of $207,365 and an unrealized loss in investment securities of $148,513, offset by a realized gain on investment securities of $6,424,895, an increase in trading securities of $2,794,294 and an increase in refundable income taxes of $374,916. The primary reason for the realized gain on investment securities was the sale of securities underlying an underwriter warrant during the quarter, with much of the proceeds invested in investment securities. In the quarter, $2,573,878 of net cash was provided to the Company by investing activities, primarily resulting from $16,621,422 of proceeds from the sale of short-term investment securities offset partially by the purchase of $14,000,282 of short-term investment securities. $221,142 of net cash was used in financing activities in the quarter for payments to retire common stock offset partially by additions to common stock resulting from the exercise of employee stock options. The net decrease in cash and cash equivalents for the quarter totaled $22,397. See "Financial Statements -- Consolidated
Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At September 30, 1996, the Company had no material commitments for capital expenditures.

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


                                           PAULSON CAPITAL CORP.



Date: October 31, 1996                     By: CHESTER L.F. PAULSON
      ------------------                       ---------------------------
                                               Chester L.F. Paulson
                                               President


Date: November 1, 1996                     By: CAROL RICE
      ------------------                       ----------------------------
                                               Carol Rice
                                               Principal Accounting Officer

                               EXHIBIT INDEX

   Exhibit                                                        Sequential
     No.                Description                                 Page No.
     ---                -----------                                 --------

     27                 Financial Data Schedule