Form 10KSB
period 1996-12-31
PAULSON CAPITAL CORP
filed 1997-03-27
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the fiscal year ended           Commission file number:  0-18188
      December 31, 1996

                                   FORM 10-KSB

                              PAULSON CAPITAL CORP.
                              ---------------------
            Name of small business issuer as specified in its charter

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent fiscal year:
                                   $25,618,286

     As of March 18, 1997, 3,977,115 shares of the registrant's common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant's shares in the over-the-counter market as of such date) was $6,252,936.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format:

Yes          No  X
    ---         ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     General

     Paulson Capital Corp. ("Paulson Capital" or the "Company") is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. ("PIC"), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 1996 PIC employed 19 brokers and had independent contractor arrangements with 80 brokers registered with the National Association of Securities Dealers, Inc. ("NASD"). PIC also employed a support staff of 45 persons in its headquarters in Portland, Oregon and in certain of its branch offices. At December 31, 1996 PIC had 31 branch offices throughout the United States.

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

     The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from underwriter warrants in the last five fiscal years:

                             1996      1995      1994      1993      1992

General Securities             47        54        84        65        64
Trading                         6         4        (1)        8        10
Corporate Finance              18        10        14        25        22
Underwriter Warrants           29        32         2         2         4
Other                           0         0         1         0         0

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

     PIC enters into dealer agreements with mutual fund management companies and publicly registered limited partnerships. Commissions on the sale of these securities are derived from the standard dealers discounts, which range from approximately 1 percent to 8.5 percent of the purchase price of the securities, depending on the terms of the dealer agreement and the amount of the purchase. PIC does not generally sell interests in limited partnerships which are not publicly registered.

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

     In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC's business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts. At December 31, 1996, no net loans were outstanding pursuant to this arrangement. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

     Trading and Market Making

     In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. The amount of trading by PIC in the high yield bond market has not been material. At December 31, 1996, PIC made a market in approximately 38 securities of 23 issuers. Of these, 17 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 1996, PIC held securities of 7 companies in its investment account. In 1996, the value of securities held in the trading accounts and investment account ranged between $5,094,357 and $12,530,752. The level of positions carried in PIC's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of PIC's exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC's net capital rules. See "Net Capital Requirements."

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

     Between June 1, 1978 and December 31, 1996 PIC acted as the managing underwriter or co-managing underwriter for 121 public offerings, raising approximately $634 million for corporate finance clients. Of these, 76 were initial public offerings. PIC typically receives 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 8 and 10 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, for a period of five years at a price equal to 120 percent of the public offering price, although a portion of these warrants are typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering. See "Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     Branch Offices

     PIC branch offices are generally run by independent contractors that assume liability for all the operating expenses of the branch. PIC typically receives between 15 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch's expenses. As of December 31, 1996, PIC had 31 branch offices in Arizona, California, Connecticut, Georgia, Hawaii, Idaho, Nevada, New York, Oregon, Utah and Washington. All of these branches except one in Salem, Oregon are operating as independent contractor offices. PIC continues to be responsible for all expenses of the Salem office.

     Research

     PIC employs two persons that devote a majority of their time to gathering and analyzing information which is intended to provide PIC with an adequate basis for performing its investment banking activities and to provide customers with a regular flow of information on the companies for which PIC has in the past provided investment banking services.

     Regulation

     PIC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934. It is also registered as a broker-dealer under the laws of 38 states and Washington, D.C. PIC is a member of the NASD.

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

     Net Capital Requirements

     PIC is required to maintain minimum "net capital" under the SEC's net capital rule of not less than 6.67 percent of its aggregate indebtedness. As of December 31, 1996, PIC had net capital of $8,011,615, which exceeded its minimum requirement of $152,775 by $7,858,840. The ratio of aggregate indebtedness of $2,291,629 to net capital of $8,011,615 on December 31, 1996 was approximately
 .29 to 1. In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction (usually about one week). This results in a significant temporary increase in PIC's required net capital. In many cases, the amount of securities underwritten by PIC has been limited by its net capital. Any significant reduction in PIC's net capital, even if PIC were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on PIC's ability to continue its investment banking.

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

     Employees

     At December 31, 1996, PIC had 64 employees, of whom 45 were executives and support staff and 19 were involved in brokerage activities and compensated primarily on a commission basis. PIC also had independent contractor arrangements with 80 independent contractors, all of whom are compensated solely on a commission basis. Paulson Capital had no employees separate from PIC.

ITEM 2. DESCRIPTION OF PROPERTY

     PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 1998 at a monthly rent of $18,564, adjusted upward each year by the same percentage as the increase, if any, in the Consumer Price Index. PIC's Salem office rents space on a month to month basis. The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     The Company and PIC are defendants in Holly Millar v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiff alleges violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994 public offering in which PIC acted as the managing underwriter. The offering consisted of 675,000 units at a price of $7.25 per unit. Plaintiff seeks rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. PIC has filed a second motion to dismiss various parts of the complaint. The hearing on this motion is set for March 26, 1997. In addition, there has been no certification of a class at this time. Discovery in this matter is still in the early stages. Therefore, the Company and PIC have not had an opportunity to investigate this matter fully but believe they have meritorious defenses and intend to defend this matter vigorously. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit.

     PIC has been named as a respondent in Smith Benton & Hughes, Inc. v. Paulson Investment Co., Inc., an NASD arbitration proceeding served on PIC in February 1996. Claimant, an NASD broker-dealer, alleges that PIC was negligent in supervising one of PIC's brokers who maintained a securities account with claimant. Claimant alleges that the former PIC broker engaged in various acts of fraud, misrepresentation, violation of federal securities laws and breach of contract, and seeks in excess of $104,000 in compensatory damages, attorney fees, and interest against PIC. An arbitration hearing is expected to be set for mid-1997. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

     Richard Toscano Claim In November 1996, Richard Toscano, a former PIC customer, asserted claims against PIC and Jeff Hudson, a former PIC broker, alleging various securities law violations, including unsuitability and misrepresentation, in connection with his account with PIC. He has also alleged that PIC failed to supervise Mr. Hudson. Mr. Toscano has demanded an amount in excess of $130,000 plus interest in order to settle this matter. At this time, no arbitration claim has been filed. PIC has not had an opportunity to fully investigate this claim, but intends to defend this matter vigorously if an arbitration claim is filed.

     Philip Cutler Claim In March 1996, Philip Cutler, a former PIC customer, asserted various claims against Todd Bollman, a former PIC broker, and PIC alleging unsuitability and churning in his account with PIC. Mr. Cutler has indicated that his losses approach $90,000, not including commissions. PIC has indicated to Mr. Cutler that it believes he is an experienced, sophisticated investor who spoke regularly with Mr. Bollman and was well informed with respect to the risks involved in the trading that he selected in his account. Although Mr. Cutler indicated that he would seek arbitration, no arbitration has been filed at this time. PIC has not had an opportunity to fully investigate this matter, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration claim is filed.

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

     Assessment from State of California In July and September 1994, the California Employment Development Department (the "EDD") issued employment tax notices of deficiency against PIC for the period April 1, 1991 through March 31, 1994. The claimed deficiencies total approximately $498,948 plus interest and penalties. The EDD asserts that PIC's registered representatives in California were employees of PIC and not independent contractors. PIC's position is that its California registered representatives were independent contractors, and that PIC was not obligated to make contributions for unemployment insurance or to withhold state personal income taxes. PIC has filed petitions for reconsideration and of protest, requesting that the deficiencies be found erroneous on that basis. PIC has also requested that any deficiencies be recomputed, and that credits be applied against any deficiency amounts for the personal income tax paid by the registered representatives individually. A hearing before the California Unemployment Insurance Appeals Board is set for July. An unfavorable result could require, in addition to payment by PIC of the deficiencies plus interest and penalties, additional contributions (plus earnings) to the Company's qualified retirement plan for the excluded individuals, in order to avoid disqualification of the plan. PIC believes, however, that the EDD's position is erroneous, particularly in light of PIC's compliance with subsequent state rules that permit PIC's treatment of its California registered representatives as independent contractors. The Company is unable to provide an estimate of the amount or range of potential loss should the outcome be unfavorable.

     Employment Claim by Jack Alexander. A claim was filed in state court in California in May 1996 against PIC by Jack Alexander, who performed services for PIC in California between 1991 and 1995. Plaintiff alleges age discrimination, wrongful termination, breach of employment contract and breach of a covenant of good faith and fair dealing. The suit seeks compensatory and punitive damages, interest and attorney fees, but no specific amounts are plead in the complaint. Plaintiff filed a complaint with the California Department of Fair Employment and Housing in October 1995 on the same issues and previously indicated that, in any litigation, he would request damages of $1,218,000 plus attorney fees and punitive damages. In July 1996, PIC caused the case to be moved to the Federal District Court for the Southern District of California, but the case has since been stayed pending arbitration. PIC denies Mr. Alexander's claims, believes they are unfounded, and intends to vigorously defend the action.

     An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. PIC has been named in certain other legal proceedings and has received notice that certain customers may commence legal proceedings against PIC. The Company believes, based upon information received to date and, where the Company believes it appropriate, discussions with legal counsel, that resolution of this additional pending or threatened litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The Company's common stock trades in the over-the-counter market. The Company's stock has not been actively traded. The Company's stock is quoted on the Nasdaq Small-Cap Market under the symbol "PLCC." The following are high and low sales prices for the common stock for the periods shown, as obtained from the Nasdaq Stock Market.

                               1996              1995             1994
                         High        Low   High        Low   High      Low
                         ---------------   ---------------   ---------------
1st Quarter              $1.188   $ .875   $ .500   $ .406   $1.375   $1.000
2nd Quarter               3.500     .906     .938     .438    1.188     .688
3rd Quarter               3.188    1.750    1.000     .688     .781     .562
4th Quarter               3.125    2.562    1.750     .875     .688     .406

The high and low closing price for the first quarter of 1997 through March 18 were $3.125 and $2.5625, respectively.

     As of March 18, 1997, there were 3,977,115 shares of the Company's common stock outstanding and held of record by 168 holders. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple shareholders. Based on the number of requests for the Company's proxy materials for its 1996 annual meeting, the Company believes there are approximately 490 beneficial holders of its common stock. The Company repurchased 285,300 shares of common stock during 1996. Additional shares of common stock may be repurchased from time to time in the future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     SELECTED FINANCIAL DATA

(in thousands except per share amounts)

Income Statement Information

                                    Years Ended December 31,
                          --------------------------------------------
                          1996      1995      1994      1993      1992
Revenues               $25,618   $18,031   $ 9,345   $18,884   $15,041
Commissions and         12,092     9,688     7,782    12,572    10,208
  Salaries
Other Expenses           4,073     3,637     3,319     4,843     3,678
Total Expenses          16,165    13,325    11,101    17,415    13,886

Pretax Income            9,453     4,706    (1,755)    1,469     1,155
  (loss)
Net Income (loss)        5,727     2,925    (1,080)      836       694

Earnings (loss)          $1.33      $.67     ($.25)     $.18      $.15
  per share

Average number of        4,323     4,357     4,372     4,535     4,569
  common shares
  outstanding



Balance Sheet Information

                                              December 31,
                          --------------------------------------------
                          1996      1995      1994      1993      1992
Total Assets           $16,291    $9,542    $4,653    $6,052    $4,507
Working Capital          9,737     4,759     1,851     3,051     2,343
Short-Term Debt            100       100       100       100       103
Long-Term Debt               0         0         0         0         0
Shareholders'           $9,899    $4,886    $2,001    $3,173    $2,467
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

                     Summary of Changes in Major Categories
                             of Revenues and Expense


                          1996 vs. 1995         1995 vs. 1994
                          -------------         -------------
Revenues:

Sales Commissions   $2,519,052    26.1%      $1,853,704   23.7%
Corporate Finance    2,674,864   142.1%         563,152   42.7%
Investment Income    1,595,558    27.7%       5,502,391    N/A
Trading Income         796,232   113.6%         767,377    N/A
Other                    2,015     6.3%      (    1,381) ( 4.2%)

Expenses:

Commissions
 and Salaries       $2,404,918    24.8%      $1,905,695   24.5%
Underwriting
  Expenses             448,985    90.4%         170,197   52.1%
Rent, Telephone
  and Quotes       (   134,539)  (14.4%)     (  119,935) (11.4%)
Other                  121,245     5.5%         267,824   13.8%

Pretax Income       $4,747,112   100.9%      $6,461,462    N/A

1996 Compared to 1995

     Total revenues for 1996 rose 42.1 percent from 1995, from $18,030,565 to $25,618,286. As shown in the table above, sales commissions rose $2,519,052, or
26.1 percent, from $9,664,994 in 1995 to $12,184,046 in 1996. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization OTC issues in 1996, compared to more moderate levels in 1995. The Nasdaq Industrial Average rose less in 1996 (15.03 percent) compared to 1995 (29.97 percent), but PIC's focus is on very small capitalization issues which experienced a more favorable market in 1996. Specifically, very active trading levels in the securities of two issuers for which PIC recently completed corporate finance transactions increased sales commissions. Corporate finance revenues rose 142.1 percent or $2,674,864 in 1996 compared to 1995. Seven transactions were completed in 1996, raising a total of $118 million for the issuers; seven transactions were completed in 1995, raising an aggregate of $39.70 million for corporate finance clients. Investment income increased $1,595,558, to $7,346,825 in 1996 from $5,751,267 in 1995. Two underwriter warrants were exercised in 1996 while seven warrants were exercised in 1995, but the profits from investments sold in the investment account in 1996 were significantly greater than in 1995. Trading income rose $796,232, to $1,496,871 in 1996 from $700,639 in 1995. This improvement was also due to greater trading levels and generally higher prices in OTC issues in 1996 compared to 1995.

     Total expenses rose $2,840,609 in 1996 from 1995, an increase of 21.3 percent from $13,324,555 to $16,165,164. Commissions and salaries rose $2,404,918, or 24.8 percent, from $9,687,338 in 1995 to $12,092,256 in 1996.
This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive. Underwriting expenses increased by $448,985 or 90.4 percent, due primarily to increased legal fees for the larger corporate finance transactions completed in 1996 compared to 1995. Rent, telephone and quote expenses decreased from $933,897 in 1995 to $799,358 in 1996, a decrease of 14.4 percent. This was primarily due to reduced office rent expenses as the result of subleasing to independent contractors and lower quotation expenses due to replacing leased quotation machines with purchased personal computers. Other expenses increased
5.5 percent, from $2,206,455 in 1995 to $2,327,700 in 1996, primarily due to increased accruals for PIC's profit sharing and 401(k) plan.

     The Company had a pretax profit of $9,453,122 in 1996 compared to a pretax profit of $4,706,610 in 1995. The primary reasons for this increase were the significant increases in corporate finance revenues, investment income and trading income. Independent of investment income, the Company would have had a loss before income taxes of $1,045,257 in 1995 compared to pretax income of $2,106,297 in 1996. Investment income during both years was significantly higher than in any previous year in the Company's history. This was due to gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred an expense of $3,725,920 for income taxes in 1996, compared to $1,780,977 in 1995.

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

Liquidity and Capital Resources

     Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Item 1 - Description of Business -- Net Capital Requirements" above. PCC's working capital at December 31, 1996 was $9,737,222. Of PIC's total assets (net of intercompany accounts) at December 31, 1996 of $15,544,772, approximately 64 percent consisted of securities in PIC's investment account and trading inventory of securities, at market value, and approximately 33 percent consisted of cash, certificates of deposit and receivables from its correspondent broker and other dealers.

     PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity and prices of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities. The overall decline in prices for the OTC securities traded by PIC in 1994 was combined with a general reduction in the liquidity of the markets for these securities. This situation was the reverse of 1996, 1995 and 1993, when increases in prices of OTC securities increased the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at December 31, 1996 pursuant to a subordinated loan from an investor. PIC also borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 1996, no net amounts were owed by PIC to CSC pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 1996, PIC owned 34 underwriter warrants (from 32 issuers), of which 27 were currently exercisable and 6 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In 1996, $2,654,937 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included a realized gain on investment securities of $7,383,129, an increase of $1,892,386 in trading securities, an increase of $833,711 in receivables and an increase in refundable income taxes of $255,123, partially offset by an increase of $1,801,823 in accounts payable and accrued liabilities, $36,304 unrealized depreciation on investment securities and a $177,917 decrease in prepaid and deferred expenses. In 1996,

$3,388,473 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases of investment securities. Net cash used in financing activities in 1996 totalled $722,120, resulting primarily from payments to repurchase common stock. See "Financial Statements -- Consolidated Statements of Cash Flows."

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

     At December 31, 1996, the Company had no material commitments for capital expenditures.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                          Page
(a)  Financial Statements

     Report of Independent Certified Public                               F-1
     Accountants

     Consolidated Balance Sheets as of                                    F-2
     December 31, 1996 and 1995

     Consolidated Statements of Operations                                F-3
     for the years ended December 31,
     1996, 1995 and 1994

     Consolidated Statement of                                            F-4
     Shareholders' Equity for the years
     ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows                                F-5
     for the years ended December 31, 1996,
     1995 and 1994

     Notes to Consolidated Financial                                      F-7
     Statements

     Supplementary Schedule of Warrants Owned                            F-16

FINANCIAL STATEMENTS AND REPORT

OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

DECEMBER 31, 1996, 1995 AND 1994

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Shareholders
Paulson Capital Corp.

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplementary schedule of warrants owned as of December 31, 1996 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                               GRANT THORNTON LLP

Portland, Oregon
January 31, 1997

                      Paulson Capital Corp. and Subsidiary


                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                              ASSETS                                        1996                     1995
                                                                       --------------            -------------

CURRENT ASSETS
    Cash and cash equivalents                                          $      185,445            $     174,029
    Receivable from broker-dealers and clearing organizations               5,035,144                4,041,470
    Notes and other receivables                                               182,859                  342,822
    Trading securities                                                      5,152,783                3,260,397
    Investment securities                                                   4,789,270                  918,990
    Refundable income taxes                                                   412,261                  157,138
    Prepaid and deferred expenses                                             160,121                  338,038
    Secured demand note                                                       100,000                  100,000
    Deferred income taxes                                                     112,000                   82,000
                                                                       --------------            -------------

              Total current assets                                         16,129,883                9,414,884
                                                                       --------------            -------------

FURNITURE AND EQUIPMENT,  net                                                 150,925                  115,881
                                                                       --------------            -------------

DEFERRED INCOME TAXES                                                          10,400                   10,900
                                                                       --------------            -------------

                                                                          $16,291,208            $   9,541,665
                                                                       ==============            =============

              LIABITILITES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                           $      380,707            $     334,422
    Payable to broker-dealers and clearing organizations                    3,690,844                2,809,546
    Compensation, employee benefits and payroll taxes                       1,940,422                1,066,182
    Securities sold, not yet purchased                                        280,688                  345,550
    Subordinated note payable                                                 100,000                  100,000
                                                                       --------------            -------------

              Total current liabilities                                     6,392,661                4,655,700
                                                                       --------------            -------------

SHAREHOLDERS' EQUITY
    Preferred stock, no par value; authorized, 500,000
       shares; issued and outstanding, no shares                                    -                        -
    Common stock, no par value; authorized, 10,000,000
       shares; issued and outstanding, 4,081,241 and
       4,324,539, respectively                                                733,701                  735,889
    Retained earnings                                                       9,164,846                4,150,076
                                                                       --------------            -------------

                                                                            9,898,547                4,885,965
                                                                       --------------            -------------

                                                                          $16,291,208               $9,541,665
                                                                       ==============            =============

The accompanying notes are an integral part of these statements.

                      Paulson Capital Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                             1996                       1995                     1994
                                                        ----------------            --------------          ---------------
Revenues
    Commissions                                            $12,184,046              $   9,664,994           $   7,811,290
    Corporation finance                                      4,556,783                  1,881,919               1,318,767
    Investment income                                        7,346,825                  5,751,267                 248,876
    Trading income (loss)                                    1,496,871                    700,639                 (66,738)
    Interest and dividends                                      18,035                     21,237                  17,825
    Other                                                       15,726                     10,509                  15,302
                                                        ----------------            --------------          ---------------

                                                            25,618,286                 18,030,565               9,345,322
                                                        ----------------            --------------          ---------------

Expenses
    Commissions and salaries                                12,092,256                  9,687,338               7,781,643
    Underwriting expenses                                      945,850                    496,865                 326,668
    Rent, telephone and quotation services                     799,358                    933,897               1,053,832
    Interest expense                                             7,010                      6,442                   2,345
    Professional fees                                          492,773                    432,350                 510,615
    Bad debt expense                                           180,352                    366,920                 155,106
    Travel and entertainment                                   153,261                    149,500                 194,901
    Settlements                                                297,465                    614,446                 247,184
    Branch office expenses                                           -                      6,322                  93,840
    Other                                                    1,196,839                    630,475                 734,640
                                                        ----------------            --------------          ---------------

                                                            16,165,164                 13,324,555              11,100,774
                                                        ----------------            --------------          ---------------

              Earnings (loss) before
                  income taxes                               9,453,122                  4,706,010              (1,755,452)

Income tax (expense) benefit                                (3,725,920)                (1,780,977)                674,990
                                                        ----------------            --------------          ---------------

              NET EARNINGS (LOSS)                       $    5,727,202              $   2,925,033             $(1,080,462)
                                                        ================            ==============          ===============

Earnings (loss) per common and
    dilutive common equivalent share                    $         1.33              $         .67             $      (.25)
                                                        ================            ==============          ===============


The accompanying notes are an integral part of these statements.

                      Paulson Capital Corp. and Subsidiary

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    Three year period ended December 31, 1996

                                                                       Common Stock
                                                           -------------------------------------              Retained
                                                             Shares                   Amount                  Earnings
                                                           ------------             ------------            --------------
Balance at December 31, 1993                                 4,448,541              $  867,073              $  2,305,505

Issuance of common stock in lieu
    of directors' cash compensation                             21,960                  16,500                         -

Redemption of common stock                                    (107,000)               (107,843)                        -

Net loss for the year                                                -                       -                (1,080,462)
                                                           ------------             ------------            --------------

Balance at December 31,  1994                                4,363,501                 775,730                 1,225,043

Issuance of common stock in lieu
    of directors' cash compensation                             10,338                  10,500                         -

Redemption of common stock                                     (49,300)                (50,341)                        -

Net earnings for the year                                            -                       -                 2,925,033
                                                           ------------             ------------             -------------

Balance at December 31,  1995                                4,324,539                 735,889                 4,150,076

Exercise of stock options                                       38,570                  40,892                         -

Issuance of common stock in lieu
    of directors' cash compensation                              3,432                   7,500                         -

Redemption of common stock                                    (285,300)                (50,580)                 (712,432)

Net earnings for the year                                            -                       -                 5,727,202
                                                           ------------             ------------            --------------

Balance at December 31, 1996                                 4,081,241              $  733,701              $  9,164,846
                                                           ============             ============            ==============


The accompanying notes are an integral part of this statement.

                      Paulson Capital Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                        1996                1995                1994
                                                                    --------------      --------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                                $5,727,202         $2,925,033          $(1,080,462)
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                     36,304            182,108               (1,700)
          Realized gain on investment securities                       (7,383,129)        (5,933,375)            (247,176)
          Deferred income taxes                                           (29,500)            89,800             (195,650)
          Common stock issued for compensation
              of directors                                                  7,500             10,500               16,500
          Depreciation and amortization                                    53,028             49,830               51,368
          Loss from sale of furniture and equipment                             -              7,884                    -
          Change in assets and liabilities
              Receivables                                                (833,711)        (2,559,286)             842,254
              Trading securities                                       (1,892,386)        (1,696,723)             (84,958)
              Refundable income taxes                                    (255,123)           357,862             (515,000)
              Prepaid and deferred expenses                               177,917           (168,770)              12,380
              Accounts payable and accrued liabilities                  1,801,823          1,907,249              135,081
              Securities sold, not yet purchased                          (64,862)           147,730             (187,923)
              Income taxes payable                                              -                  -             (130,475)
                                                                    --------------      --------------     ---------------

                     Net cash used in operating activities             (2,654,937)        (4,680,158)          (1,385,761)
                                                                    --------------      --------------     ---------------

Cash flows from investing activities
    Purchases of investment securities                                (19,493,160)        (5,166,256)          (1,416,431)
    Proceeds from sale of investment securities                        22,969,705         10,013,596            2,212,578
    Additions to furniture and equipment                                  (88,072)           (41,416)             (75,345)
    Proceeds from sale of furniture and equipment                               -              5,075                    -
                                                                    --------------      --------------     ---------------

                  Net cash provided by investing activities             3,388,473          4,810,999              720,802
                                                                    --------------      --------------     ---------------

                      Paulson Capital Corp. and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,


                                                                             1996              1995              1994
                                                                         -------------     --------------     ------------
Cash flows from financing activities
    Proceeds from exercise of stock options                              $     40,892      $          -       $         -
    Payments to retire common stock                                          (763,012)          (50,341)         (107,843)
    Decrease in bank overdraft payable                                              -           (51,888)          (22,829)
                                                                         -------------     --------------     ------------

              Net cash used in financing activities                          (722,120)         (102,229)         (130,672)
                                                                         -------------     --------------     ------------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALANTS                                             11,416            28,612          (795,631)

Cash and cash equivalents at beginning of year                                174,029           145,417           941,048
                                                                         -------------     --------------     ------------

Cash and cash equivalents at end of year                                 $    185,445      $    174,029       $   145,417
                                                                         =============     ==============     ============



Cash paid during the year for

    Interest                                                             $      6,000      $      6,000       $     2,345
                                                                         =============     ==============     ============

    Income taxes                                                         $  4,026,942      $  1,846,600       $    38,000
                                                                         =============     ==============     ============

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

     2.   Revenue Recognition

     Securities transactions and related revenue are recorded on a trade date basis. Managers' fees, underwriters' fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold.

     3.   Fair Value of Financial Instruments

     The carrying amounts reflected in the balance sheet for cash, cash equivalents, receivables and payables approximate their respective fair values due to the short maturities of these instruments. The fair values of securities owned and securities sold, not yet purchased are recorded primarily on quoted prices for those or similar instruments. Changes in the market value of these securities are reflected currently in the results of operations for the year.

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

     7.   Earnings Per Share

     Earnings per share are computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the year. For the years ended December 31, 1996, 1995 and 1994 the weighted average number of shares was 4,323,065, 4,357,095 and 4,371,544, respectively. Stock options, which are considered common stock equivalents, were not included in the calculation for the year ended December 31, 1994 because they were antidilutive.

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

                      Paulson Capital Corp. and Subsidiary

NOTE B - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
         ORGANIZATIONS - Continued

   At December 31, 1996 and 1995, the above clearing services and trading account financing resulted in the following:

                                                                                   1996                       1995
                                                                               --------------             --------------
        Receivable from CSC                                                    $   5,035,144              $   4,041,470
        Payable to CSC                                                            (3,690,844)                (2,809,546)
                                                                               --------------             --------------

        Net receivable                                                         $   1,344,300              $   1,231,924
                                                                               ==============             ==============


NOTE C - NOTES AND OTHER RECEIVABLES

   Notes and other receivables consist of the following:

                                                                                    1996                      1995
                                                                                --------------           ---------------

        Employees                                                               $      38,570            $     152,100
        Independent brokers                                                            77,671                  117,993
        Other                                                                          66,618                   72,729
                                                                                --------------           ---------------

                                                                                $     182,859            $     342,822
                                                                                ==============           ===============


     Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to the registered representatives of the Company's Subsidiary. For the years ended December 31, 1996, 1995 and 1994, notes and receivables of $81,627, $369,964 and $156,479, respectfully, were determined by management to be uncollectible and written off.


NOTE D - TRADING AND INVESTMENT SECURITIES

     Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by the Company's subsidiary.

                      Paulson Capital Corp. and Subsidiary

NOTE D - TRADING AND INVESTMENT SECURITIES - Continued

     The categories of trading securities and their related market values follow:

                                                              1996                                  1995
                                                ----------------------------------    ----------------------------------
                                                     Long              Short                Long              Short
                                                ----------------   ---------------     ----------------  ----------------
        Common stock                            $       448,722    $       134,355     $     1,129,036   $        51,477
        Preferred stock                                  29,029              9,088              49,424           186,650
        State and municipal bonds                       144,324             80,814              46,957            25,912
        Corporate bonds                                  53,423             56,431              35,581            81,511
        US Government Agency                          4,477,285                  -           1,999,399                 -
                                                ----------------   ---------------     ----------------  ----------------

                                                $     5,152,783    $      280,688      $     3,260,397   $       345,550
                                                ================   ===============     ================  ================


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

     Investment securities held by the Company's subsidiary are stated at market value. A summary of the investment security portfolio follows:

                                                                       Market            Unrealized         Carrying
                                                     Cost              Value             Gain (Loss)          Value
                                                ----------------   ---------------     ----------------  ----------------
        1996
            Common stock                        $     5,025,434    $    4,789,270      $      (236,164)  $     4,789,270
                                                ================   ===============     ================  ================

        1995
            Common stock                        $     1,118,850    $      918,990      $      (199,860)  $       918,990
                                                ================   ===============     ================  ================


     Realized gains included in the determination of net earnings were $7,383,129, $5,933,375 and $247,176 for the years ended December 31, 1996,
     1995 and 1994, respectively.

                      Paulson Capital Corp. and Subsidiary

NOTE E - FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost and consist of the following:

                                                                                         1996                  1995
                                                                                      ------------          ------------
        Office equipment                                                              $   623,600           $  535,528
        Leasehold improvements                                                            120,354              120,354
        Vehicles                                                                           25,245               25,245
                                                                                      ------------          ------------
                                                                                          769,199              681,127
        Less accumulated depreciation
            and amortization                                                              618,274              565,246
                                                                                      ------------          ------------

                                                                                      $   150,925           $  115,881
                                                                                      ============          ============


NOTE F - SUBORDINATED NOTE PAYABLE

     The Company's subsidiary has borrowings subordinated to claims of general creditors pursuant to a secured demand note collateral agreement. This agreement is in accordance with the National Association of Security Dealers and the Securities and Exchange Commission requirements and the related borrowings are subordinated to the claims of general creditors and are renewable annually on their maturity dates.

             Maturity Date                                  Interest Rate                1996                  1995
       ---------------------------                          ---------------           ------------          ------------
          Secured demand note
              May 31, 1997                                        6%                  $   100,000           $   100,000

     This borrowing is included in the Subsidiary's computation of net capital. Additionally, it is not cancelable by either party and, to the extent it is required to maintain compliance with minimum net capital requirements, may not be repaid.

NOTE G - INCOME TAXES

   Income tax (expense) benefit consists of the following:

                                                                 1996                   1995                   1994
                                                            ---------------        ---------------          ------------
       Current tax (expense) benefit
           Federal                                            $(3,008,653)           $(1,478,713)           $   479,340
           State                                                 (746,767)              (212,464)                     -
                                                            ---------------        ---------------          ------------

                                                               (3,755,420)            (1,691,177)               479,340
                                                            ---------------        ---------------          ------------

       Deferred tax (expense) benefit
           Federal                                                 11,740                (38,700)               120,957
           State                                                   17,760                (51,100)                74,693
                                                            ---------------        ---------------          ------------

                                                                   29,500                (89,800)               195,650
                                                            ---------------        ---------------          ------------

                                                              $(3,725,920)           $(1,780,977)           $   674,990
                                                            ===============        ===============          ============

                      Paulson Capital Corp. and Subsidiary

NOTE G - INCOME TAXES - Continued

     Income tax (expense) benefit for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before taxes as follows:

                                                                           1996                1995               1994
                                                                      ----------------    ---------------     -------------
      Income tax (expense) benefit at
          statutory federal tax rate                                     $(3,214,000)        $(1,600,000)     $    597,000
      State taxes net of federal benefit                                    (510,000)           (205,000)           76,000
      Other                                                                   (1,920)             24,023             1,990
                                                                      ----------------    ---------------     -------------

                                                                         $(3,725,920)        $(1,780,977)     $    674,990
                                                                      ================    ===============     =============



      Deferred tax assets (liabilities) consist of the following:

                                                                                               1996               1995
                                                                                          ----------------    -------------
          Deferred tax assets (liabilities)
             Basis difference in short-term securities
                held for investment                                                       $        91,000     $    76,500
             Depreciation of property and equipment                                                10,400          10,900
             State and local operating loss carryforwards
                net of federal benefit                                                             21,000          31,000
             Other                                                                                      -         (25,500)
                                                                                          ----------------    -------------

          Less valuation allowance                                                                      -               -
                                                                                          ----------------    -------------

                                                                                          $       122,400     $    92,900
                                                                                          ================    =============

    The state operating loss carryforwards expire from 1999 through 2009.


NOTE H - COMMON STOCK

     Directors are compensated for their attendance at a maximum of six scheduled meetings per year. Compensation is $500 of the Company's stock for each meeting. The value of the stock is determined at the close of business the day prior to a scheduled meeting.

     The Company's subsidiary has a key employee stock purchase plan. Under the plan, the Subsidiary will match funds (up to $25,000), committed by key employees, for the purchase of shares of the Company's common stock. The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions. One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration. The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary. No participants were named and no purchases of common stock under this plan were made during 1996, 1995 or 1994.

                      Paulson Capital Corp. and Subsidiary

NOTE H - COMMON STOCK - Continued

     The Company has two incentive stock option plans known as the 1983 Stock Option Plan and the Nonemployee Stock Option Plan. The Company has reserved 1,000,000 shares of Common Stock for issuance under the 1983 Plan and 100,000 under the Nonemployee Plan. These shares have been registered with the Securities and Exchange Commission. Of the 101,425 shares under option at December 31, 1996, 30,000 expire on August 27, 1997 and 71,425 expire on June 29, 1998.

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
     123). It applies APB Opinion No.25, "Accounting for Stock Issued to Employees," in accounting for its Plans and therefore does not recognize compensation expense. Had the Company elected to recognize compensation expense based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed by FAS 123, the effect on the Company's pro forma net income and earnings per share would have been immaterial.

     The following table summarizes activity under the Plans for the three years ended December 31, 1996:

                                                                                                       Weighted
                                                                                      Shares            Average
                                                                                      Under            Exercise
                                                                                      Option             Price
                                                                                  ---------------   ----------------

        Balance at December 31, 1993                                                     140,000    $        1.2321
            Granted                                                                       62,700             1.1875
            Exercised                                                                          -                  -
            Canceled                                                                     (10,000)            1.5000
                                                                                  ---------------   ----------------

        Balance at December 31, 1994                                                     192,700             1.2037
            Granted                                                                       99,995              .9063
            Exercised                                                                          -                  -
            Canceled                                                                    (101,250)            1.1690
                                                                                  ---------------   ----------------

        Balance at December 31, 1995                                                     191,445             1.0667
            Granted                                                                            -                  -
            Exercised                                                                    (38,570)            1.0602
            Canceled                                                                     (51,450)            1.1875
                                                                                  ---------------   ----------------

        Balance at December 31, 1996                                                     101,425    $        1.0079
                                                                                  ===============   ================

     The following information applies to options outstanding at December 31, 1996:

     Range of exercise prices                                     $.90625 -1.50
     Weighted-average remaining contractural life                    1.25 years

     The weighted-average fair value of options granted during the years ended December 31, 1996, 1995 and 1994 were $0, $.36 and $.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used in 1995 and 1994, respectively: no dividends for either year; expected volatility of 62% for both years; risk-free interest rates of 5.9% and 5.05%; and expected lives of 2.5 and 2 years.

                      Paulson Capital Corp. and Subsidiary

NOTE I - LEASES

     Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

           Year ended
          December 31,
          ------------

              1997                                     $        222,768
              1998                                               92,820
                                                       ----------------

                                                       $        315,588
                                                       ================

     The lease provides for payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to $251,587, $298,421 and $367,329, respectively.


NOTE J - WARRANTS OWNED

     As provided for in certain underwriting agreements, the Company has acquired warrants to purchase shares of common stock of the underlying corporations. These warrants are not readily marketable without registration or reliance upon an exemption therefrom, and no attempt has been made to assign a value to them.


NOTE K - EMPLOYEE BENEFIT PLANS

     Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $500,000, $150,000 and $0, respectively.


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

     No provision for any liability that may result from the above contingencies has been made in the financial statements.

                      Paulson Capital Corp. and Subsidiary

NOTE M - NET CAPITAL REQUIREMENT

     The Company's subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits the Company from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 1996, the Company's net capital and required net capital were $8,011,615 and $152,775, respectively, and its ratio of aggregate indebtedness to net capital was .29 to 1. The Company's subsidiary's absolute minimum net capital is $100,000.

                      Paulson Capital Corp. and Subsidiary

                    SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

                                December 31, 1996


                                                                           Shares           Exercise
                                                                         Entitled to          Price           Expiration
                              Description                                 Purchase          Per-Share            Date
------------------------------------------------------------------------ ------------     --------------     --------------
California  Culinary Academy, Inc ERC 06-30-94                                71,000      $       7.80       1998, 06/30
Cal-Maine Foods, Inc. ERC 12-11-97                                           177,100      $       8.40       2001, 12/10
Cell Robotics International, Inc. (units) ERC 9-19-96                         9.3725      $  25,000.00       2000, 09/18
Cellegy Pharmaceuticals, Inc. (units) ERC 8-11-96                             18,745      $      20.63       2000, 08/11
Coin Bill Validator, Inc. ERC 2-06-96                                         51,750      $      13.20       2000, 02/06
Complete Management, Inc. ERC 12-27-96                                       107,720      $      10.80       2000, 12/27
Complete Management, Inc. ERC 6-11-97                                         31,377      $      21.04       2001, 06/11
CompuMed, Inc. (units) ERC 8-03-93                                           584,000      $       0.30       1997, 08/03
Cusac Industries, Ltd. (units) ERC 1-11-96                                    11,901      $      12.00       2000, 01/11
Davstar Industries, Ltd. (units) ERC 3-20-93                                  78,650      $      10.05       1997, 03/20
Document Technologies, Inc. (units) ERC 2-14-93                               51,000      $       7.20       1997, 02/14
Evergreen Resources, Inc. ERC 10-22-97                                       134,375      $       6.90       2001, 10/22
Farragut Mortgage Co., Inc. ERC 2-25-93                                       95,333      $       7.80       1997, 02/25
Frontier Natural Gas Corp. (units) ERC 11-19-94                               26,005      $      28.92       1998, 11/12
International Nursing Services, Inc. (units) ERC 9-12-95                      15,301      $      28.20       1999, 09/12
Kyzen Corporation (units) ERC 8-3-96                                          15,498      $      14.95       2000, 08/03
Microfield Graphics, Inc. ERC 6-22-96                                         79,750      $       7.20       2000, 06/22
Microvision Inc. (units) ERC 8-27-97                                         123,760      $       9.60       2001, 08/27
Neotherapeutics Inc. (units) ERC 9-25-97                                     161,000      $       9.12       2001, 09/25
North Coast Energy (units) ERC 12-18-93                                       34,935      $      12.00       1997, 12/18
Northern Bank of Commerce ERC 8-4-94                                           2,000      $       6.60       1999, 08/04
Patrick Petroleum Company Series B Conv. Pfd. ERC 9-14-93                     63,800      $      12.00       1997, 09/14
PCT Holdings, Inc. (units) ERC 7-15-97                                       146,700      $       3.75       2001, 07/15
Pearce Systems International, Inc. (units) ERC 2-10-95                        47,722      $       8.70       1999, 02/11
Penultimate, Inc. (units) ERC 12-22-94                                        38,298      $       8.10       1998, 12/22
Prepaid Legal Services, Inc. (units) ERC 6-8-95                                2,800      $      28.80       1999, 06/08
R-B Rubber Products, Inc. ERC 5-10-96                                         55,100      $       5.10       2000, 05/10
Sparta Surgical Corp. (units) ERC 7-12-95                                     11,221      $      12.00       1999, 07/12
Supergen, Inc. (units) ERC 3-12-97                                           268,950      $       7.20       2001, 03/12
TJ Systems Corp. Ser. A Convertible Prfd. ERC 8-4-94                          21,535      $      12.00       1998, 08/04
TSS LTD (units) ERC 5-5-94                                                    95,310      $       1.20       1998, 05/05
TSS LTD (units) ERC 1-9-93                                                    21,900      $      22.50       1997, 01/09
Willard Pease Oil & Gas Co. Ser. A Cum. Cnv. Pfd. ERC 8-13-94                 64,197      $      12.00       1998, 08/13
WRT Energy Corp 9% Convertible Preferred ERC 10-20-94                         48,147      $      30.00       1998, 10/20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no Form 8-K filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

     All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference, other than the information with respect to executive officers of the Company included below.

     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Directors of the Company are elected for a term of one year and until their successors are elected and qualify. Executive officers are appointed by the board of directors and do not have fixed terms of office. The board of directors and executive officers as of December 31, 1996 are set forth below. The year each person became a director follows his or her name.

                                                     Principal Occupa-
                                   Position(s)          tion(s) During
Name                   Age       With Company          Past Five Years
-----------------------------------------------------------------------------

Chester L.F.           60        President and      Director of Corporate
  Paulson (1970)                   Director           Finance of PIC
                                                     (President of PIC
                                                      until 7/92)

Jacqueline M.          57        Secretary-         Secretary-Treasurer
  Paulson (1976)                   Treasurer and      of PIC (Chief
                                   Director           Executive Officer of
                                                      PIC from 7/92 to 8/93)

Kenneth T.             62        Director           Chief Executive Officer
  LaMear (1985)                                       of PIC (Senior Vice
                                                      President of PIC prior
                                                      to 8/93)

     Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)(1)  The following financial statements are included in Part
        II, Item 7:


     Report of Independent Certified Public
     Accountants

     Consolidated Balance Sheets as of
     December 31, 1996 and 1995

     Consolidated Statements of Operations
     for the years ended December 31,
     1996, 1995 and 1994

     Consolidated Statement of
     Shareholders' Equity for the years
     ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1996,
     1995 and 1994

     Notes to Consolidated Financial
     Statements

     Supplementary Schedule of Warrants Owned

  (2) The following financial schedule for the years 1996, 1995 and 1994 are submitted herewith:

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


                                       PAULSON CAPITAL CORP.


Date: MARCH 17, 1997                   By: CHESTER L.F. PAULSON
      --------------                       ------------------------------------
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

Signature                     Title                         Date


(1) Principal Executive
    and Financial Officer


 CHESTER L.F. PAULSON         Chairman of the Board         MARCH 17, 1997
------------------------      and President
 Chester L.F. Paulson



(2) Principal Accounting
    Officer


 CAROL RICE                   Principal Accounting          MARCH 19, 1997
------------------------      Officer
 Carol Rice


(3) Directors


 JACQUELINE M. PAULSON        Secretary, Treasurer          MARCH 20, 1997
------------------------      and Director
 Jacqueline M. Paulson


 KENNETH T. LaMEAR            Director                      MARCH 19, 1997
------------------------
 Kenneth T. LaMear

                                                                     Schedule II
                      Paulson Capital Corp. and Subsidiary

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994


                                                  Balance        Additions-Charges                         Balance
                                                 Beginning          to Cost and           Deductions        at End
         Description                              of Year             Expenses            Write-offs       of Year
------------------------------                  -------------   ---------------------    -------------   -------------
Allowance for doubtful
    accounts:

Year ended Dec. 31, 1996                        $          -        $   81,627             $   81,627       $        -
Year ended Dec. 31, 1995                                   -           369,964                369,964                -
Year ended Dec. 31, 1994                                   -           156,479                156,479                -