Form 10QSB
period 1997-03-31
PAULSON CAPITAL CORP
filed 1997-05-15
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1997

                         Commission file number: 0-18188

                              PAULSON CAPITAL CORP.
                              ---------------------
              Exact name of registrant as specified in its charter


           Oregon                                        93-0589534
           ------                                        ----------
   (State of incorporation)                     (I.R.S. Employer Identification)


              811 S.W. Front Avenue
                   Portland, OR                            97204
              ---------------------                     ----------
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

                             Yes  X   No
                                 ---     ---

     Number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997:

                  Common stock, no par value - 3,991,400 shares

           Transitional Small Business Disclosure Format Yes     No  X
                                                             ---    ---

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                        3/31/97             12/31/96
ASSETS

CURRENT ASSETS

Cash and cash equivalents                               114,186              185,445
Receivable from broker-dealers and
  clearing organizations                              1,219,092            5,035,144
Notes and other receivables                             186,425              182,859
Trading securities                                    6,631,706            5,152,783
Investment securities                                 3,629,957            4,789,270
Refundable income taxes                                      --              412,261
Prepaid and deferred expenses                           127,440              160,121
Secured demand note                                     100,000              100,000
Deferred income taxes                                   112,000              112,000
                                                    -----------          -----------

Total current assets                                 12,120,806           16,129,883
                                                    -----------          -----------

FURNITURE AND EQUIPMENT, net                            154,715              150,925
                                                    -----------          -----------

DEFERRED INCOME TAXES                                    10,400               10,400
                                                    -----------          -----------

                                                    $12,285,921          $16,291,208
                                                    ===========          ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                   (unaudited)


                                                        3/31/97             12/31/96
LIABILITIES AND
SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable and accrued liabilities             $    350,620         $    380,707
Payable to broker-dealers and clearing
  organizations                                           492,315            3,690,844
Compensation, employee benefits and
  payroll taxes                                           656,879            1,940,422
Securities sold, not yet purchased                        184,594              280,688
Income taxes payable                                      115,239                   --
Subordinated note payable                                 100,000              100,000
                                                     ------------         ------------
Total current liabilities                               1,899,647            6,392,661
                                                     ------------         ------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued and
  outstanding, no shares                                       --                   --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,991,400 and
  4,081,241, respectively                                 738,279              733,701
Retained earnings                                       9,647,995            9,164,846
                                                     ------------         ------------

                                                       10,386,274            9,898,547
                                                     ------------         ------------

                                                     $ 12,285,921         $ 16,291,208
                                                     ============         ============


        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three month periods ended March 31, 1997
                         and March 31, 1996 (unaudited)

                                                          3/31/97               12/31/96
Revenues

Commissions                                           $ 2,459,554            $ 3,118,131
Corporate finance                                         299,409              1,262,979
Investment income                                       1,488,198                724,189
Trading income (loss)                                     237,250                342,907
Interest and dividends                                      1,409                  2,090
Other                                                       9,024                  3,715
                                                      -----------            -----------

                                                        4,494,844              5,454,011
                                                      -----------            -----------
Expenses

Commissions and salaries                                2,367,050              3,143,607
Underwriting expenses                                      13,833                304,560
Rent, telephone and quotation services                    194,642                177,748
Interest expense                                            1,532                  2,098
Professional fees                                         141,907                 94,737
Bad debt expense                                           29,000                 44,889
Travel and entertainment                                   39,287                 28,148
Settlements                                                    --                 19,625
Other                                                     389,034                266,646
                                                      -----------            -----------

                                                        3,176,285              4,082,058
                                                      -----------            -----------

Earnings (loss) before income taxes                     1,318,559              1,371,953

Provision for income taxes
Current                                                   527,500                548,800
Deferred                                                       --                     --

Net Earnings (Loss)                                   $   791,059            $   823,153
                                                      ===========            ===========

Earnings (loss) per share                             $       .20            $       .19
                                                      ===========            ===========

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the three year period ended December 31, 1996
              and the three months ended March 31, 1997 (unaudited)

                                                                       Common Stock
                                                           -------------------------------------               Retained
                                                              Shares                   Amount                  Earnings
                                                           ------------             ------------            --------------
Balance at December 31, 1993                                 4,448,541              $  867,073              $  2,305,505

Issuance of common stock in lieu
    of directors' cash compensation                             21,960                  16,500                         -

Redemption of common stock                                    (107,000)               (107,843)                        -

Net loss for the year                                                -                       -                (1,080,462)
                                                           -----------              ----------              ------------

Balance at December 31, 1994                                 4,363,501                 775,730                 1,225,043

Issuance of common stock in lieu
    of directors' cash compensation                             10,338                  10,500                         -

Redemption of common stock                                     (49,300)                (50,341)                        -

Net earnings for the year                                            -                       -                 2,925,033
                                                           -----------              ----------              ------------

Balance at December 31, 1995                                 4,324,539                 735,889                 4,150,076

Exercise of stock options                                       38,570                  40,892                         -

Issuance of common stock in lieu
    of directors' cash compensation                              3,432                   7,500                         -

Redemption of common stock                                    (285,300)                (50,580)                 (712,432)

Net earnings for the year                                            -                       -                 5,727,202
                                                           -----------              ----------              ------------

Balance at December 31, 1996                                 4,081,241              $  733,701              $  9,164,846

Exercise of stock options                                       28,570                  25,892                         -

Redemption of common stock                                    (118,411)                (21,314)                 (307,910)

Net earnings for the year to date                                                                                791,059
                                                                   -                      -
                                                           -----------              ----------              ------------

Balance at March 31, 1997                                    3,991,400               $ 738,279                $9,647,995
                                                           ===========              ==========              ============


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (unaudited) for the three month periods ended
                        March 31, 1997 and March 31, 1996


                                                                               3/31/97              3/31/96
                                                                          ---------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                                      $   791,059         $   823,153
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                          (279,500)             48,373
          Realized gain on investment securities                              (1,231,159)           (772,562)
          Depreciation and amortization                                           14,468              12,792
          Gain from sale of furniture and equipment                               (6,799)                 --
          Change in assets and liabilities
              Receivables                                                      3,812,486          (1,701,884)
              Trading securities                                              (1,478,923)            548,039
              Refundable income taxes                                            412,261             157,138
              Prepaid and deferred expenses                                       32,681             296,591
              Accounts payable and accrued liabilities                        (4,512,159)           (371,197)
              Securities sold, not yet purchased                                 (96,094)          1,533,527
              Bank overdraft                                                          --              46,087
              Income taxes payable                                               115,239              82,317
                                                                          --------------      --------------

       Net cash provided by (used in) operating activities                   (2,426,440)             702,374
                                                                          --------------      --------------

Cash flows from investing activities
    Purchases of investment securities                                        (3,736,816)         (5,154,547)
    Proceeds from sale of investment securities                                6,406,788           4,415,727
    Additions to furniture and equipment                                         (21,059)            (11,719)
    Proceeds from sale of furniture and equipment                                  9,600                   -
                                                                          --------------      --------------

       Net cash provided by (used in) investing activities                   $ 2,658,513          $ (750,539)
                                                                          --------------      --------------


         The accompanying notes are an integral part of these statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

                                                                               3/31/97              3/31/96
                                                                          ---------------     ----------------
Cash flows from financing activities
    Proceeds from exercise of stock options                                      25,892                    -
    Payments to retire common stock                                            (329,224)             (28,800)
    Decrease in bank overdraft payable                                                -                    -
                                                                             ----------           ----------

       Net cash provided by (used in) financing activities                     (303,332)             (28,800)
                                                                             ----------           ----------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                              (71,259)             (76,965)

Cash and cash equivalents at beginning of year                                  185,445              174,029
                                                                             ----------           ----------

Cash and cash equivalents at end of year                                     $  114,186           $   97,064
                                                                             ==========           ==========



Cash paid during the three months for

    Interest                                                                 $    1,532           $    2,098
                                                                             ==========           ==========

    Income taxes                                                                     --           $   24,900
                                                                             ==========           ==========


        The accompanying notes are an integral part of these statements.

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

3.   Commitments and Contingencies

     The Company and PIC are defendants in Holly Millar v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiff alleges violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994 public offering in which PIC acted as the managing underwriter. The offering consisted of 675,000 units at a price of $7.25 per unit. Plaintiff seeks rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified, although a motion for class certification is pending. The case is set for trial April 20, 1998. Discovery in this matter is still in the early stages. Therefore, the Company and PIC have not had an opportunity to investigate this matter fully but believe they have meritorious defenses and intend to defend this matter vigorously. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit.

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

     Employment Claim by Jack Alexander. A claim was filed in state court in California in May 1996 against PIC by Jack Alexander, who performed services for PIC in California between 1991 and 1995. Plaintiff alleges age discrimination, wrongful termination, breach of employment contract and breach of a covenant of good faith and fair dealing. The suit seeks compensatory and punitive damages, interest and attorney fees, but no specific amounts are plead in the complaint. Plaintiff filed a complaint with the California Department of Fair Employment and Housing in October 1995 on the same issues and previously indicated that, in any litigation, he would request damages of $1,218,000 plus attorney fees and punitive damages. In July 1996, PIC caused the case to be moved to the Federal District Court for the Southern District of California. The case has been stayed pending NASD arbitration initiated by PIC. PIC denies Mr. Alexander's claims, believes they are unfounded, and intends to vigorously defend the action.

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

Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                                                    Quarter Ended
                                                            3/31/97             3/31/96
         Revenues:
         Sales Commissions                               $ (658,577)            (21.1%)
         Corporate Finance                                 (963,570)            (76.3%)
         Investment Income                                  764,009             105.5%
         Trading Income                                    (105,657)            (30.8%)
         Other                                                4,628              79.7%
                                                         ----------             -----

         Total                                           $ (959,167)            (17.6%)

         Expenses:
         Commissions and Salaries                        $ (776,557)            (24.7%)
         Underwriting Expenses                             (290,727)            (95.5%)
         Rent, Telephone and Quotes                          16,894               9.5%
         Other                                              144,617              31.7%
                                                         ----------             -----

         Total                                           $ (905,773)            (22.2%)

         Pretax Income                                   $  (53,394)             (3.9%)


     Total revenues for the first quarter of 1997 fell 17.6 percent from the first quarter of 1996, from $5,454,011 to $4,494,844. As shown in the table above, sales commissions fell $658,577, or 21.1 percent, from $3,118,131 in the first quarter of 1996 to $2,459,554 in the comparable 1997 period. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization issues in the 1997 quarter, compared to more favorable levels in 1996. The Nasdaq Industrial Average rose 6.23 percent in the first quarter of 1996 but fell 8.26 percent in the first quarter of 1997. Corporate finance revenues fell 76.3 percent, or $963,570, in the first quarter of 1997 compared to the first quarter of 1996. Two corporate finance transactions were completed in the 1996 quarter, raising a total of $44.84 million for the issuers; no transactions were completed in the 1997 quarter. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income increased $764,009, or 105.5 percent, from $724,189 in the first quarter of 1996 to $1,488,198 in the first quarter of 1997, primarily due to the exercise in the 1997 quarter of an underwriter warrant received in previous corporate finance transactions and substantial trading profits in the investment account compared to two smaller underwriter warrant exercises in the 1996 quarter. Trading income fell $105,657, or 30.8 percent, to $237,250 in the first quarter of 1997 from $342,907 in the comparable 1996 period. This decrease was also due to the poorer market conditions in the 1997 quarter compared to the volume levels in the 1996 quarter for small capitalization OTC stocks.

     Total expenses fell $905,773 in the first quarter of 1997 from the comparable 1996 period, a decrease of 22.2 percent, from $4,082,058 to $3,176,285. Commissions and salaries fell $776,557, or 24.7 percent, from $3,143,607 in the 1996 period to $2,367,050 in 1997. This decrease was primarily due to decreased commission revenues resulting in a lower level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses decreased by $290,727, or 95.5 percent, due primarily to decreased legal and other fees accrued because of the lack of corporate finance transactions compared to the two completed corporate finance transactions in the 1996 quarter. Rent, telephone and quote expenses increased from $177,748 in the 1996 period to $194,642 in 1997, an increase of 9.5 percent. Other expenses increased
31.7 percent, from $456,143 in the first quarter of 1996 to $600,760 in the first quarter of 1997. This increase was primarily due to increased professional fees associated with litigation and consulting fees.

     The Company had a pretax profit of $1,318,559 in the first quarter of 1997 compared to a pretax profit of $1,371,953 in the comparable 1996 period. Increases in investment income in the 1997 quarter largely offset declines in PIC's general securities, corporate finance and trading activities. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued $527,500 in income taxes for the first quarter of 1997, compared to an accrual for income taxes in the first quarter of 1996 of $548,000. Independent of investment income, the Company would have had a profit before income taxes of $647,764 in the first quarter of 1996 compared to a loss before income taxes of $169,639 in the first quarter of 1997.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in both 1995 and 1996 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in 1997 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at March 31, 1997 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of March 31, 1997, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 1997, PIC owned 29 underwriter warrants (from 28 issuers), of which 23 were currently exercisable and four had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the three months ended March 31, 1997, $2,426,440 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit included a decrease in accounts payable and accrued liabilities of $4,512,159, an increase in trading securities of $1,478,923, a realized gain on investment securities of $1,231,159 and unrealized appreciation of $279,500 on investment securities, partially offset by a decrease in receivables of $3,812,486, a decrease in refundable income taxes of $412,261 and an increase in income taxes payable of $115,239. In the quarter, $2,658,513 of net cash was provided to the Company from investing activities, primarily resulting from $6,406,788 of proceeds from the sale of short-term investment securities more than offsetting the purchase of $3,736,816 of short-term investment securities. $303,332 of net cash was used in financing activities in the quarter, consisting of payments to retire common stock partially offset by proceeds from the exercise of stock options. The net decrease in cash and cash equivalents for the quarter totaled $71,259. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At March 31, 1997, the Company had no material commitments for capital expenditures.

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


                                       PAULSON CAPITAL CORP.



Date:  MAY 11, 1997                    By: CHESTER L.F. PAULSON
      --------------                       -------------------------------------
                                           Chester L.F. Paulson
                                           President



Date:  MAY 12, 1997                    By: CAROL RICE
      --------------                       -------------------------------------
                                           Carol Rice
                                           Principal Accounting Officer

                                  EXHIBIT INDEX

 Exhibit                                                            Sequential
   No.        Description                                            Page No.
   ---        -----------                                           ----------

   27         Financial Data Schedule