Form 10QSB
period 1997-06-30
PAULSON CAPITAL CORP
filed 1997-08-13
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the Quarter ended June 30, 1997

                         Commission file number: 0-18188

                              PAULSON CAPITAL CORP.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


                    Oregon                           93-0589534
          ------------------------        --------------------------------
          (State of incorporation)        (I.R.S. Employer Identification)


           811 S.W. Front Avenue
                Portland, OR                           97204
          ------------------------        --------------------------------
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

                                Yes ___   No _X_


         Number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997:

                  Common stock, no par value - 3,973,770 shares

          Transitional Small Business Disclosure Format Yes ___ No _X_

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                        6/30/97         12/31/96
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                76,921          185,445
Receivable from broker-dealers and
  clearing organizations                              2,948,393        5,035,144
Notes and other receivables                             227,192          182,859
Trading securities                                    5,945,006        5,152,783
Investment securities                                 3,487,248        4,789,270
Refundable income taxes                                 801,292          412,261
Prepaid and deferred expenses                           364,052          160,121
Secured demand note                                     100,000          100,000
Deferred income taxes                                   112,000          112,000
                                                     ----------       ----------

Total current assets                                 14,062,104       16,129,883
                                                     ----------       ----------

FURNITURE AND EQUIPMENT, net                            150,583          150,925
                                                     ----------       ----------

DEFERRED INCOME TAXES                                    10,400           10,400
                                                     ----------       ----------

                                                    $14,223,087      $16,291,208
                                                     ==========       ==========


        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                   (unaudited)



                                                        6/30/97         12/31/96
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities            $   804,884      $   380,707
Payable to broker-dealers and clearing
  organizations                                         397,621        3,690,844
Compensation, employee benefits and
  payroll taxes                                       1,292,992        1,940,422
Securities sold, not yet purchased                      874,958          280,688
Income taxes payable                                         --               --
Subordinated note payable                               100,000          100,000
                                                     ----------      -----------

Total current liabilities                             3,470,455        6,392,661
                                                     ----------      -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued and
  outstanding, no shares                                     --               --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,920,700 and
  4,081,241, respectively                               738,225          733,701
Retained earnings                                    10,014,407        9,164,846
                                                     ----------      -----------

                                                     10,752,632        9,898,547
                                                     ----------      -----------

                                                    $14,223,087     $ 16,291,208
                                                     ==========      ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the three and six month periods ended
                   June 30, 1997 and June 30, 1996 (unaudited)

                                                           Three months ended                  Six months ended
                                                        6/30/97          6/30/96           6/30/97          6/30/96
Revenues
Commissions                                         $ 2,748,611      $ 3,537,386       $ 5,208,165     $  6,655,517
Corporate finance                                       548,975          485,229           848,384        1,748,208
Investment income                                       760,055        4,561,110         2,248,253        5,285,299
Trading income (loss)                                   381,547          485,388           618,797          828,295
Interest and dividends                                    1,331            1,382             2,740            3,472
Other                                                     7,432            4,949            16,456            8,664
                                                     ----------       ----------        ----------      -----------

                                                      4,447,951        9,075,444         8,942,795       14,529,455
                                                     ----------       ----------        ----------      -----------
Expenses
Commissions and salaries                              2,616,310        3,580,438         4,983,360        6,724,045
Underwriting expenses                                   131,742           19,666           145,575          324,226
Rent, telephone and
  quotation services                                    189,000          234,343           383,642          412,091
Interest expense                                          1,464            1,859             2,996            3,957
Professional fees                                       176,325          126,763           318,232          221,500
Bad debt expense                                         29,513           47,109            58,513           91,998
Travel and entertainment                                 40,701           43,324            79,988           71,472
Settlements                                               7,000           50,000             7,000           69,625
Other                                                   280,026          247,089           669,060          513,735
                                                     ----------       ----------        ----------      -----------

                                                      3,472,081        4,350,591         6,648,366        8,432,649
Earnings (loss) before income taxes
                                                        975,870        4,724,853         2,294,429        6,096,806

Provision for income taxes
Current                                                 392,500        1,889,900           920,000        2,438,700
Deferred                                                     --               --                --               --

Net Earnings (Loss)                                 $   583,370      $ 2,834,953       $ 1,374,429     $  3,658,106
                                                     ==========       ==========        ==========      ===========

Earnings (loss) per share                           $      0.15      $      0.66       $      0.35     $       0.85
                                                     ==========       ==========        ==========      ===========


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the three year period ended December 31, 1996
               and the six months ended June 30, 1997 (unaudited)

                                                               Common Stock
                                                -------------------------------------------                 Retained
                                                           Shares              Amount                       Earnings
                                                ------------------        -----------------             -----------------
Balance at December 31, 1993                            4,448,541              $    867,073                  $  2,305,505

Issuance of common stock in lieu
    of directors' cash compensation                        21,960                    16,500                             -

Redemption of common stock                               (107,000)                 (107,843)                            -

Net loss for the year                                           -                         -                    (1,080,462)
                                                       ----------              ------------                  ------------

Balance at December 31,  1994                           4,363,501                   775,730                     1,225,043

Issuance of common stock in lieu
    of directors' cash compensation                        10,338                    10,500                             -

Redemption of common stock                                (49,300)                  (50,341)

Net earnings for the year                                       -                         -                     2,925,033
                                                       ----------              ------------                  ------------

Balance at December 31,  1995                           4,324,539                   735,889                     4,150,076

Exercise of stock options                                  38,570                    40,892                             -

Issuance of common stock in lieu
    of directors' cash compensation                         3,432                     7,500                             -

Redemption of common stock                               (285,300)                  (50,580)                     (712,432)

Net earnings for the year                                       -                         -                     5,727,202
                                                       ----------              ------------                  ------------

Balance at December 31, 1996                            4,081,241              $    733,701                  $  9,164,846

Exercise of stock options                                  38,570                    40,892                             -

Redemption of common stock                               (199,111)                  (36,368)                     (524,868)

Net earnings for the year to date                               -                         -                     1,374,429
                                                       ----------              ------------                  ------------

Balance at June 30, 1997                                3,920,700              $    738,225                  $ 10,014,407
                                                       ==========              ============                  ============

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the six month periods ended June 30, 1997 and June 30, 1996


                                                                                 6/30/97             6/30/96
                                                                             -----------         -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                                      $ 1,374,429         $ 3,658,106
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                          (165,909)            111,355
          Realized gain on investment securities                              (2,115,407)         (5,396,654)
          Depreciation and amortization                                           28,937              26,040
          Gain from sale of furniture and equipment                               (6,799)                 --
          Change in assets and liabilities
              Receivables                                                      2,042,418             779,124
              Trading securities                                                (792,223)         (4,787,266)
              Refundable income taxes                                           (389,031)            157,138
              Prepaid and deferred expenses                                     (203,931)            201,042
              Accounts payable and accrued liabilities                        (3,516,476)           (766,673)
              Securities sold, not yet purchased                                 594,270             248,369
              Bank overdraft                                                          --                  --
              Income taxes payable                                                    --           1,319,560
                                                                             -----------         -----------

       Net cash provided by (used in) operating activities                    (3,149,722)         (4,449,859)
                                                                             -----------         -----------

Cash flows from investing activities
    Purchases of investment securities                                        (7,161,322)         (9,434,245)
    Proceeds from sale of investment securities                               10,744,660          13,925,231
    Additions to furniture and equipment                                         (31,396)            (41,117)
    Proceeds from sale of furniture and equipment                                  9,600                   -
                                                                             -----------         -----------

       Net cash provided by (used in) investing activities                   $ 3,561,542         $ 4,449,869
                                                                             -----------         -----------


         The accompanying notes are an integral part of these statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

                                                                                 6/30/97             6/30/96
                                                                             -----------         -----------
Cash flows from financing activities
    Proceeds from exercise of stock options                                       40,892              27,946
    Payments to retire common stock                                             (561,236)            (28,800)
    Decrease in bank overdraft payable                                                 -                   -
                                                                             -----------         -----------

       Net cash provided by (used in) financing activities                      (520,344)               (854)
                                                                             -----------         -----------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                              (108,524)               (844)

Cash and cash equivalents at beginning of year                                   185,445             174,029
                                                                             -----------         -----------

Cash and cash equivalents at June 30                                         $    76,921         $   173,185
                                                                             ===========         ===========


Cash paid during the six months for

    Interest                                                                 $     1,464         $     3,957
                                                                             ===========         ===========

    Income taxes                                                             $ 1,313,130         $   937,102
                                                                             ===========         ===========


         The accompanying notes are an integral part of these statements

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

3.   Commitments and Contingencies

     The Company and PIC are defendants in Holly Millar v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiff alleges violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994 public offering in which PIC acted as the managing underwriter. The offering consisted of 675,000 units at a price of $7.25 per unit. Plaintiff seeks rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified, although a motion for class certification is pending. The case is expected to be set for trial June 22, 1998. Discovery in this matter is still in the early stages. Therefore, the Company and PIC have not had an opportunity to investigate this matter fully but believe they have meritorious defenses and intend to defend this matter vigorously. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit.

         PIC has been named as a respondent in Smith Benton & Hughes, Inc. v. Paulson Investment Co., Inc., an NASD arbitration proceeding served on PIC in February 1996. Claimant, an NASD broker-dealer, alleges that PIC was negligent in supervising one of PIC's brokers who maintained a securities account with claimant. Claimant alleges that the former PIC broker engaged in various acts of fraud, misrepresentation, violation of federal securities laws and breach of contract, and seeks in excess of $104,000 in compensatory damages, attorney fees, and interest against PIC. An arbitration hearing is set for September 16, 1997. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                               Quarter Ended June 30                  Six Months Ended June 30
                                                   1997 vs. 1996                            1997 vs. 1996
Revenues:
Sales Commissions                             $  (788,775)   (22.3 %)          $ (1,447,352)            (21.8 %)
Corporate Finance                                  63,746     13.1 %)              (899,824)            (51.5 %)
Investment Income                              (3,801,055)   (83.3 %)            (3,037,046)            (57.5 %)
Trading Income                                   (103,841)   (21.4 %)              (209,498)            (25.3 %)
Other                                               2,432     38.4 %                  7,060              58.2 %
                                              -----------    -------           ------------              ------

Total                                         $(4,627,493)   (51.0 %)          $ (5,586,660)            (38.4 %)

Expenses:
Commissions and Salaries                      $  (964,128)   (26.9 %)          $ (1,740,685)            (25.9 %)
Underwriting Expenses                             112,076      N/M                 (178,651)            (55.1 %)
Rent, Telephone and Quotes                        (45,343)   (19.4 %)               (28,449)             (6.9 %)
Other                                              18,885      3.7 %                163,502              16.8 %
                                              -----------    -------           ------------              ------

Total                                         $  (878,510)   (20.2 %)          $ (1,784,283)            (21.2 %)

Pretax Income                                 $(3,748,983)   (79.4 %)          $ (3,802,377)            (62.3 %)

     Total revenues for the second quarter of 1997 fell 51.0 percent from the second quarter of 1996, from $9,075,444 to $4,447,951. As shown in the table above, sales commissions fell $788,775, or 22.3 percent, from $3,537,386 in the second quarter of 1996 to $2,748,611 in the comparable 1997 period. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization issues in the 1997 quarter, compared to more favorable levels in 1996. The Nasdaq Industrial Average rose more in the second quarter of 1997 than in the second quarter of 1996, but in the 1996 quarter, very active trading in two companies for which PIC had completed public offerings raised commission and trading activity levels. Corporate finance revenues rose 13.1 percent, or $63,746, in the second quarter of 1997 compared to the second quarter of 1996. One corporate finance transaction was completed in the 1997 quarter in which PIC acted as the managing underwriter, raising a total of $ 20.70 million for the issuer; no transactions were completed in the 1996 quarter. Investment income fell $3,801,055, or 83.3 percent, from $4,561,110 in the second quarter of 1996 to $760,055 in the second quarter of 1997, primarily due to the exercise in the 1996 quarter of an underwriter warrant received in a previous corporate finance transaction and substantial realized gains on positions in the investment account compared to smaller realized gains on positions in the investment account and no underwriter warrant exercises in the 1997 quarter. Trading income fell $103,841, or 21.4 percent, to $381,547 in the second quarter of 1997 from $485,388 in the comparable 1996 period. This decrease was also due to the very active trading in two corporate finance client company stocks in 1996.

     Total expenses fell $878,510 in the second quarter of 1997 from the comparable 1996 period, a decrease of 20.2 percent, from $4,350,591 to $3,472,081. Commissions and salaries fell $964,128, or 26.9 percent, from $3,580,438 in the 1996 period to $2,616,310 in 1997. This decrease was primarily due to decreased commission revenues resulting in a lower level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses increased by $112,076 due primarily to the corporate finance transaction completed in the 1997 quarter; no transactions were completed in the 1996 quarter. Rent, telephone and quote expenses decreased from $243,343 in the 1996 period to $189,000 in 1997, a decrease of 19.4 percent, primarily due to increased overhead reimbursements from independent contractor representatives. Other expenses increased 3.7 percent, from $516,144 in the second quarter of 1996 to $535,029 in the second quarter of 1997.

     The Company had a pretax profit of $975,870 in the second quarter of 1997 compared to a pretax profit of $4,724,853 in the comparable 1996 period. The biggest factor in this decline was the decrease in investment income in the 1997 quarter, which added to declines in PIC's general securities and trading activities. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued $392,500 in income taxes for the second quarter of 1997, compared to an accrual for income taxes in the second quarter of 1996 of $1,889,900.

Independent of investment income, the Company would have had a profit before income taxes of $215,815 in the second quarter of 1997 compared to a profit before income taxes of $163,743 in the second quarter of 1996.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1995, 1996 and so far 1997 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in 1994 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at June 30, 1997 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of June 30, 1997, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June 30, 1997, PIC owned 31 underwriter warrants (from 30 issuers), of which 25 were currently exercisable and nine had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the six months ended June 30, 1997, $3,149,722 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit included a decrease in accounts payable and accrued liabilities of $3,516,476, a realized gain on investment securities of $2,115,407, an increase in trading securities of $792,223, an increase in refundable income taxes of $389,031, an increase in prepaid and deferred expenses of $203,931 and unrealized appreciation on investment securities of $165,909, partially offset by a decrease in receivables of $2,042,418 and an increase in securities sold but not yet purchased of $594,270. In the first six months of 1997, $3,561,542 of net cash was provided to the Company from investing activities, primarily resulting from $10,744,660 of proceeds from the sale of short-term investment securities more than offsetting the purchase of $7,161,322 of short-term investment securities. In the first six months of 1997, $520,344 of net cash was used in financing activities, consisting of $561,236 used to retire common stock partially offset by $40,892 in proceeds from the exercise of stock options. The net decrease in cash and cash equivalents for the period totaled $108,524. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At June 30, 1997, the Company had no material commitments for capital expenditures.

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

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting on June 12, 1997. The three existing Company directors (Chester L.F. Paulson, Jacqueline M. Paulson and Kenneth T. LaMear) were elected for additional one year terms. In addition, the Company's shareholders approved a proposal to authorize an amendment to the articles of incorporation of the Company to effect a 1-for-4 reverse split of the Common Stock of the Company upon the occurrence of certain events, with 3,099,427 shares voting for the proposal, 15,750 shares voting against the proposal, with 4,100 votes abstaining. Under the proposal, the Company's directors are authorized to effect the reverse split if the closing bid of the Company's common stock falls below $1.00 and the directors determine that the reverse split is in the best interests of the Company's shareholders. The purpose of the proposal was to enable the Company to maintain a listing for the Company's common stock on the Nasdaq System.

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K

        Exhibits:

        10.4 Office Lease renewal for the period from 6/1/97 to 5/31/02, dated as of May 6, 1997

        27     Financial Data Schedule

        Reports on Form 8-K:

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAULSON CAPITAL CORP.



Date: AUGUST  5, 1997                  By: CHESTER L.F. PAULSON
      ---------------------                -------------------------------------
                                             Chester L.F. Paulson
                                             President



Date: AUGUST  6, 1997                  By: CAROL RICE
      ---------------------                -------------------------------------
                                             Carol Rice
                                             Principal Accounting Officer

                                  EXHIBIT INDEX

  Exhibit                                                             Sequential
    No.        Description                                             Page No.
  -------      -----------                                             --------

   10.4        Office Lease renewal for the period from 6/1/97 to
                 5/31/02, dated as of May 6, 1997

   27          Financial Data Schedule