Form 10QSB
period 1997-09-30
PAULSON CAPITAL CORP
filed 1997-11-13
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter ended September 30, 1997

                         Commission file number: 0-18188

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

                                  Yes      No  X
                                      ---     ---

     Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:

                  Common stock, no par value - 3,969,270 shares

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

                                                                                     9/30/97                12/31/96
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                             73,712                 185,445
Receivable from broker-dealers and
  clearing organizations                                                           1,868,493               5,035,144
Notes and other receivables                                                          342,635                 182,859
Trading securities                                                                 7,136,872               5,152,783
Investment securities                                                              5,862,386               4,789,270
Refundable income taxes                                                                   --                 412,261
Prepaid and deferred expenses                                                        200,650                 160,121
Secured demand note                                                                  100,000                 100,000
Deferred income taxes                                                                112,000                 112,000
                                                                                     -------                 -------

Total current assets                                                              15,696,748              16,129,883
                                                                                  ----------              ----------

FURNITURE AND EQUIPMENT, net                                                         172,951                 150,925
                                                                                     -------                 -------

DEFERRED INCOME TAXES                                                                 10,400                  10,400
                                                                                      ------                  ------

                                                                                 $15,880,099             $16,291,208
                                                                                 ===========             ===========


        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                   (unaudited)



                                                                                     9/30/97                 12/31/96

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable and accrued liabilities                                           $ 279,886                $ 380,707
Payable to broker-dealers and clearing
  organizations                                                                      825,346                3,690,844
Compensation, employee benefits and
  payroll taxes                                                                    1,609,921                1,940,422
Securities sold, not yet purchased                                                   162,397                  280,688
Income taxes payable                                                                 293,646                       --
Subordinated note payable                                                            100,000                  100,000
                                                                                     -------                  -------

Total current liabilities                                                          3,271,196                6,392,661
                                                                                   ---------                ---------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued and
  outstanding, no shares                                                                  --                       --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,969,270 and
  4,081,241, respectively                                                            786,616                  733,701
Retained earnings                                                                 11,822,287                9,164,846
                                                                                  ----------                ---------

                                                                                  12,608,903                9,898,547
                                                                                  ----------                ---------

                                                                                $ 15,880,099             $ 16,291,208
                                                                                ============             ============


        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the three and nine month periods ended
              September 30, 1997 and September 30, 1996 (unaudited)

                                                         Three months ended                 Nine months ended
                                                        9/30/97          9/30/96           9/30/97          9/30/96
                                                    -----------      -----------       -----------      -----------
Revenues
Commissions                                         $ 3,455,578      $ 2,551,998       $ 8,663,743      $ 9,207,515
Corporate finance                                       783,757        1,127,282         1,632,141        2,875,490
Investment income                                     2,704,082          998,427         4,952,335        6,283,726
Trading income (loss)                                   454,040          389,402         1,072,837        1,217,697
Interest and dividends                                    1,396            2,174             4,136            5,646
Other                                                     6,731            2,647            23,187           11,311
                                                    -----------      -----------       -----------      -----------

                                                      7,405,584        5,071,930        16,348,379       19,601,385
                                                    -----------      -----------       -----------      -----------
Expenses
Commissions and salaries                              3,357,143        2,485,487         8,340,503        9,209,532
Underwriting expenses                                   140,909          222,637           286,484          546,863
Rent, telephone and
     quotation services                                 234,307          188,789           617,949          600,880
Interest expense                                          1,500            1,547             4,496            5,504
Professional fees                                       159,145          148,154           477,377          369,654
Bad debt expense                                         30,000           45,000            88,513          136,998
Travel and entertainment                                 44,881           31,271           124,869          102,743
Settlements                                              37,299           60,990            44,299          130,615
Other                                                   390,520          266,221         1,059,580          779,956
                                                    -----------      -----------       -----------      -----------

                                                      4,395,704        3,450,096        11,044,070       11,882,745
Earnings (loss) before income taxes
                                                      3,009,880        1,621,834         5,304,309        7,718,640

Provision for income taxes
Current                                               1,202,000          648,800         2,122,000        3,087,500
Deferred                                                     --               --                --               --

Net Earnings (Loss)                                 $ 1,807,880      $   973,034       $ 3,182,309      $ 4,631,140
                                                    ===========      ===========       ===========      ===========

Earnings (loss) per share                           $      0.45      $      0.24       $      0.80      $      1.09
                                                    ===========      ===========       ===========      ===========


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the three year period ended December 31, 1996
            and the nine months ended September 30, 1997 (unaudited)


                                                               Common Stock
                                                -------------------------------------------                  Retained
                                                           Shares              Amount                        Earnings
                                                ------------------        -----------------             -----------------
Balance at December 31, 1993                            4,448,541         $         867,073                $  2,305,505

Issuance of common stock in lieu
    of directors' cash compensation                        21,960                   16,500                           --

Redemption of common stock                               (107,000)                (107,843)                          --

Net loss for the year                                          --                       --                   (1,080,462)
                                                ------------------        -----------------             -----------------

Balance at December 31,  1994                           4,363,501                  775,730                    1,225,043

Issuance of common stock in lieu
    of directors' cash compensation                        10,338                   10,500                            -

Redemption of common stock                                (49,300)                 (50,341)                           -

Net earnings for the year                                      --                       --                    2,925,033
                                                ------------------        -----------------             -----------------

Balance at December 31,  1995                           4,324,539                  735,889                    4,150,076

Exercise of stock options                                  38,570                   40,892                           --

Issuance of common stock in lieu
    of directors' cash compensation                         3,432                    7,500                           --

Redemption of common stock                               (285,300)                 (50,580)                    (712,432)

Net earnings for the year                                      --                       --                    5,727,202
                                                ------------------        -----------------             -----------------

Balance at December 31, 1996                            4,081,241         $        733,701                 $  9,164,846

Exercise of stock options                                  87,140                   89,283                           --

Redemption of common stock                               (199,111)                 (36,368)                    (524,868)

Net earnings for the year to date                                                       --                    3,182,309
                                                ------------------        -----------------             -----------------

Balance at September 30, 1997                           3,969,270         $        786,616                 $ 11,822,287
                                                ==================        =================             =================


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the nine month periods ended September 30, 1997 and September 30, 1996

                                                                             9/30/97              9/30/96
                                                                          ---------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                                      $ 3,182,309         $ 4,631,140
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                            18,084             148,513
          Realized gain on investment securities                              (5,006,609)         (6,424,895)
          Depreciation and amortization                                           43,422              38,455
          Gain from sale of furniture and equipment                               (6,799)                (40)
          Change in assets and liabilities
              Receivables                                                      3,006,875           1,637,260
              Trading securities                                              (1,984,089)         (2,794,294)
              Refundable income taxes                                            412,261            (374,916)
              Prepaid and deferred expenses                                      (40,529)            207,365
              Accounts payable and accrued liabilities                        (3,296,820)            487,606
              Securities sold, not yet purchased                                (118,291)             68,673
              Bank overdraft                                                          --                  --
              Income taxes payable                                               293,646                  --
                                                                          ---------------     ----------------

       Net cash provided by (used in) operating activities                    (3,496,540)         (2,375,133)
                                                                          ---------------     ----------------

Cash flows from investing activities
    Purchases of investment securities                                       (15,545,898)        (14,000,282)
    Proceeds from sale of investment securities                               19,461,307          16,621,422
    Additions to furniture and equipment                                         (68,249)            (47,302
    Proceeds from sale of furniture and equipment                                  9,600                  40
                                                                          ---------------     ----------------

       Net cash provided by (used in) investing activities                   $ 3,856,760         $ 2,573,878
                                                                          ---------------     ----------------


         The accompanying notes are an integral part of these statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

                                                                                   9/30/97           9/30/96
                                                                               -------------     --------------
Cash flows from financing activities
    Proceeds from exercise of stock options                                         89,283            40,892
    Payments to retire common stock                                               (561,236)         (262,034)
    Decrease in bank overdraft payable                                                  --                --
                                                                               -------------     --------------

       Net cash provided by (used in) financing activities                        (471,953)         (221,142)
                                                                               -------------     --------------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                                (111,733)          (22,397)

Cash and cash equivalents at beginning of year                                     185,445           174,029
                                                                               -------------     --------------

Cash and cash equivalents at September 30                                      $    73,712       $   151,632
                                                                               =============     ==============



Cash paid during the three months for

    Interest                                                                   $     1,500      $     1,547
                                                                               =============     ==============

    Income taxes                                                               $    97,669        $ 2,478,598
                                                                               =============     ==============


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

3.   Commitments and Contingencies

     The Company and PIC are defendants in Holly Millar v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiff alleges violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994 public offering in which PIC acted as the managing underwriter. The offering consisted of 675,000 units at a price of $7.25 per unit. Plaintiff seeks rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified, although a motion for class certification is pending. The case is expected to be set for trial January 18, 1999. Discovery in this matter is still in the early stages. Therefore, the Company and PIC have not had an opportunity to investigate this matter fully but believe they have meritorious defenses and intend to defend this matter vigorously. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit.

     An additional lawsuit has been filed against PIC by Bertram Ostrau, asserting essentially the same class action allegations as the Millar case. Bertram Ostrau v. Paulson Investment Company, Inc. was filed in San Francisco Superior Court, State of California in September 1997, but has been removed by PIC to the United States District Court for the Northern District of California. The plaintiff has moved to remand this case and intends to seek consolidation with the Millar case. As in the Millar case, discovery is still in the early stages. Therefore, PIC has not had an opportunity to investigate this matter fully but believes it has meritorious defenses and intends to defend this matter vigorously.

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

Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                                Quarter Ended Sept. 30                Nine Months Ended Sept. 30
                                                     1997 vs. 1996                            1997 vs. 1996
Revenues:
Sales Commissions                             $   903,580          35.4%           $   (543,772)            ( 5.9%)
Corporate Finance                                (343,525)        (30.5%)            (1,243,349)            (43.2%)
Investment Income                               1,705,655         170.8%             (1,331,391)            (21.2%)
Trading Income                                     64,638          16.6%               (144,860)            (11.9%)
Other                                               3,306          68.6%                 10,366              61.1%
                                              -----------       --------           ------------           --------

Total                                         $ 2,333,654          46.0%           $ (3,253,006)            (16.6%)

Expenses:
Commissions and Salaries                      $   871,656          35.1%           $   (869,029)            ( 9.4%)
Underwriting Expenses                             (81,728)        (36.7%)              (260,379)            (47.6%)
Rent, Telephone and Quotes                         45,518          24.1%                 17,069               2.8%
Other                                             110,162          19.9%                273,664              17.9%
                                              -----------       --------           ------------           --------

Total                                         $   945,608          27.4%           $   (838,675)             (7.1%)

Pretax Income                                 $ 1,388,046          85.6%           $ (2,414,331)            (31.3%)

     Total revenues for the third quarter of 1997 rose 46.0 percent from the third quarter of 1996, from $5,071,930 to $7,405,584. As shown in the table above, sales commissions rose $903,580, or 35.4 percent, from $2,551,998 in the third quarter of 1996 to $3,455,578 in the comparable 1997 period. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization issues in the 1997 quarter, compared to less favorable levels in 1996. The Nasdaq Industrial Index rose 16.3 percent in the third quarter of 1997 compared to a fall of 1.1 percent in the 1996 quarter. Corporate finance revenues fell 30.5 percent, or $343,525, in the third quarter of 1997 compared to the third quarter of 1996. One corporate finance transaction was completed in the 1997 quarter in which PIC acted as the managing underwriter, raising a total of $ 7.9 million for the issuer; two transactions totaling $25 million were completed in the 1996 quarter. Investment income rose $1,705,655, or 170.8 percent, from $998,427 in the third quarter of 1996 to $2,704,082 in the third quarter of 1997, primarily due to substantial realized gains on several positions in the investment account compared to smaller realized gains on fewer positions in the investment account in the 1996 quarter. Trading income rose $64,638, or 16.6 percent, to $454,040 in the third quarter of 1997 from $389,402 in the comparable 1996 period. This increase was also due to the generally favorable conditions in over-the-counter stocks in 1997.

     Total expenses rose $945,608 in the third quarter of 1997 from the comparable 1996 period, an increase of 27.4 percent, from $3,450,096 to $4,395,704. Commissions and salaries rose $871,656, or 35.1 percent, from $2,485,487 in the 1996 period to $3,357,143 in 1997. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses fell by $81,728 due primarily to the single corporate finance transaction completed in the 1997 quarter; two larger transactions were completed in the 1996 quarter. Rent, telephone and quote expenses increased from $188,789 in the 1996 period to $234,307 in 1997, an increase of 24.1 percent, primarily due to increased transaction-related quotation charges and the initial costs of creating an internet web site. Other expenses increased 19.9 percent, from $553,183 in the second quarter of 1996 to $663,345 in the second quarter of 1997. The largest factor in this increase was a $130,260 increased accrual for employee profit sharing.

     The Company had a pretax profit of $3,009,880 in the second quarter of 1997 compared to a pretax profit of $1,621,834 in the comparable 1996 period. The biggest factor in this increase was the increase in investment income in the 1997 quarter, which added to increases in PIC's general securities and trading activities. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued $1,202,000 in income taxes for the third quarter of 1997, compared to an accrual for income taxes in the third quarter of 1996 of $648,800. Independent of investment income, the Company would have had a profit before income taxes of $305,798 in the third quarter of 1997 compared to a profit before income taxes of $623,407 in the third quarter of 1996.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1995, 1996 and so far in 1997 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in 1994 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at September 30, 1997 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of September 30, 1997, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At September 30, 1997, PIC owned 30 underwriter warrants (from 29 issuers), of which 26 were currently exercisable and 11 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the nine months ended September 30, 1997, $3,496,540 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit included a decrease in accounts payable and accrued liabilities of $3,296,820, a realized gain on investment securities of $5,006,609, an increase in trading securities of $1,984,089 and a decrease in securities sold but not yet purchased of $118,291, partially offset by a decrease in receivables of $3,006,875, a decrease in refundable income taxes of $412,261 and an increase in income taxes payable of $293,646. In the first nine months of 1997, $3,856,760 of net cash was provided to the Company from investing activities, primarily resulting from $19,461,307 of proceeds from the sale of short-term investment securities more than offsetting the purchase of $15,545,989 of short-term investment securities. In the first nine months of 1997, $471,953 of net cash was used in financing activities, consisting of $561,236 used to retire common stock partially offset by $89,283 in proceeds from the exercise of stock options. The net decrease in cash and cash equivalents for the period totaled $111,733. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At September 30, 1997, the Company had no material commitments for capital expenditures.

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


                                       PAULSON CAPITAL CORP.



Date:  NOVEMBER  11, 1997              By: CHESTER L.F. PAULSON
       ------------------------            -------------------------------------
                                           Chester L.F. Paulson
                                           President



Date:  NOVEMBER 10, 1997               By: CAROL RICE
       ------------------------            -------------------------------------
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


     27                 Financial Data Schedule