Form 10KSB
period 1997-12-31
PAULSON CAPITAL CORP
filed 1998-03-31
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                   ----------
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                       Commission file number:  0-18188
   December 31, 1997
                                   FORM 10-KSB

                              PAULSON CAPITAL CORP.
                              ---------------------
            Name of small business issuer as specified in its charter

          Oregon                                       93-0589534
          ------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


811 S.W. Naito Parkway, Suite 200
      Portland, OR                                          97204
      ------------                                          -----
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

                                       --

State issuer's revenues for its most recent fiscal year:
                                               $23,473,061

     As of March 18, 1998, 3,956,169 shares of the registrant's common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant's shares in the over-the-counter market as of such date) was $12,114,219.375.

     DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format:

Yes    No X
   ---   ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     General

     Paulson Capital Corp. ("Paulson Capital" or the "Company"), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. ("PIC"), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 1997 PIC employed 22 brokers and had independent contractor arrangements with 79 brokers registered with the National Association of Securities Dealers, Inc. ("NASD"). PIC also employed a support staff of 47 persons in its headquarters in Portland, Oregon and in certain of its branch offices. At December 31, 1997 PIC had 35 branch offices throughout the United States.

     The Company's headquarters are located at 811 S.W. Naito Parkway, Suite 200, Portland, Oregon 97204. Its telephone number is (503) 243-6000.

     Principal Products, Services and Markets

     Virtually all of Paulson Capital's business is carried on through PIC. PIC is involved in the purchase and sale of most investment securities but is not involved in commodities or futures. Three broad categories of securities activities contribute to revenues of PIC: general securities (or retail), trading and market making (or wholesale) and corporate finance/investment banking. PIC also receives revenues from gains and losses in investment accounts, from the exercise of underwriter warrants received in connection with its corporate finance activities, and from other sources.

     The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last five fiscal years:

                           1997     1996     1995     1994     1993

General Securities           54%      47%      54%      84%      65%
Trading                       5        6        4       (1)       8
Corporate Finance            17       18       10       14       25
Investment Income            24       29       32        2        2
Other                         0        0        0        1        0

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

     In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC's business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts. At December 31, 1997, $1,544,210 was outstanding pursuant to this arrangement. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

     Trading and Market Making

     In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. The amount of trading by PIC in the high yield bond market has not been material. At December 31, 1997, PIC made a market in approximately 30 securities of 21 issuers. Of these, 18 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 1997, PIC held securities of 10 companies in its investment account. In 1997, the value of securities held in the trading accounts and investment account ranged between $9,362,129 and $15,970,382. The level of positions carried in PIC's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of PIC's exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC's net capital rules. See "Net Capital Requirements."

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

     Between June 1, 1978 and December 31, 1997 PIC acted as the managing underwriter or co-managing underwriter for 127 securities offerings, raising approximately $727 million for corporate finance clients. Of these, 79 were initial public offerings. PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, for a period of five years at a price equal to 120 percent of the public offering price, although a portion of these warrants are typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering. See "Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     Branch Offices

     PIC branch offices are generally run by independent contractors that assume liability for all the operating expenses of the branch. PIC typically receives between 15 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch's expenses. As of December 31, 1997, PIC had 35 branch offices in Arizona, California, Connecticut, Georgia, Hawaii, Idaho, Nevada, New York, Oregon, Texas, Utah and Washington. All of these branches except one in Salem, Oregon are operating as independent contractor offices. PIC continues to be responsible for all expenses of the Salem office.

     Research

     PIC employs three persons that devote a majority of their time to gathering and analyzing information which is intended to provide PIC with an adequate basis for performing its investment banking activities and to provide customers with a regular flow of information on the companies for which PIC has in the past provided investment banking services.

     Regulation

     PIC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934. It is also registered as a broker-dealer under the laws of 43 states and Washington, D.C. PIC is a member of the NASD.

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

     Net Capital Requirements

     PIC is required to maintain minimum "net capital" under the SEC's net capital rule of not less than 6.67 percent of its aggregate indebtedness. As of December 31, 1997, PIC had net capital of $9,835,487, which exceeded its minimum requirement of $145,080 by $9,690,407. The ratio of aggregate indebtedness of $2,176,200 to net capital of $9,835,487 on December 31, 1997 was approximately
 .22 to 1. In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction (usually about one week). This results in a significant temporary increase in PIC's required net capital. In many cases, the amount of securities underwritten by PIC has been limited by its net capital. Any significant reduction in PIC's net capital, even if PIC were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on PIC's ability to continue its investment banking activities.

     Competition

     All aspects of PIC's business are highly competitive. In its general brokerage activities, PIC competes directly with numerous other broker-dealers, many of which are large well known firms with substantially greater financial and personnel resources than PIC. Many of PIC's competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. PIC also competes with a number of smaller regional brokerage firms.

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

     In its investment banking activities, PIC competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Since PIC generally manages offerings smaller than $20 million, it does not typically compete with the investment banking departments of large, well-known national brokerage firms. Nevertheless, PIC occasionally manages larger offerings. In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with PIC, typically for fees and compensation less than that charged by PIC. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with PIC.

     Employees

     At December 31, 1997, PIC had 69 employees, of whom 47 were executives and support staff and 22 were involved in brokerage activities and compensated primarily on a commission basis. PIC also had independent contractor arrangements with 79 independent contractors, all of whom are compensated solely on a commission basis. Paulson Capital had no employees separate from PIC.

ITEM 2. DESCRIPTION OF PROPERTY

     PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 2002 at a monthly rent of $22,848. PIC's Salem office rents space on a month to month basis. The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     The Company and PIC are defendants in Holly Millar and Bertram Ostrau v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified, although a motion for class certification is pending. The case is set for trial February 18, 1999. Discovery in this matter is still in the early stages. Therefore, the Company and PIC have not had an opportunity to investigate this matter fully but believe they have meritorious defenses and intend to defend this matter vigorously. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit.

     Richard Toscano Claim Richard Toscano, a former PIC customer, has filed an arbitration claim against PIC and Jeff Hudson, a former PIC broker, alleging various securities law violations, including unsuitability and misrepresentation, in connection with his account with PIC. He has also alleged that PIC failed to supervise Mr. Hudson. Mr. Toscano seeks damages in excess of $90,000 plus interest, attorney fees and punitive damages. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

     Craig and Cherie Cline Claim In December 1997, Craig and Cherie Cline, former PIC customers, asserted claims against PIC and Clint Holland, a PIC broker, alleging misrepresentation, unsuitability and breach of fiduciary duty in connection with the handling of their account by PIC and Mr. Holland. The Clines have demanded $250,000 to settle this matter. PIC has not had an opportunity to fully investigate this matter but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration claim is filed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     The Company's common stock trades in the over-the-counter market. The Company's stock has not been actively traded. The Company's stock is quoted on the Nasdaq SmallCap Market under the symbol "PLCC." The following are high and low sales prices for the common stock for the periods shown, as obtained from the Nasdaq Stock Market.

                    1997 Prices          1996 Prices          1995 Prices
                 High         Low     High         Low     High         Low

1st Quarter       $3.188       $2.500  $1.188       $.875   $.500        $.406
2nd Quarter        5.250        2.562   3.500        .906    .938         .438
3rd Quarter        6.875        3.500   3.188       1.750   1.000         .688
4th Quarter        6.562        4.625   3.125       2.562   1.750         .875


The high and low closing price for the first quarter of 1998 through March 18 were $5.50 and $4.625, respectively.

     As of March 18, 1998, there were 3,970,536 shares of the Company's common stock outstanding and held of record by 145 holders. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple shareholders. Based on the number of requests for the Company's proxy materials for its 1997 annual meeting, the Company believes there are approximately 450 beneficial holders of its common stock. The Company repurchased 200,111 shares of common stock during 1997. Additional shares of common stock may be repurchased from time to time in the future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             SELECTED FINANCIAL DATA

                     (in thousands except per share amounts)

                          Income Statement Information

                                        Years Ended December 31,
                          -----------------------------------------------------
                              1997      1996       1995     1994       1993

Revenues                    $23,473   $25,618    $18,031   $9,345    $18,884
Commissions and Salaries     12,552    12,092      9,688    7,782     12,572
Other Expenses                4,003     4,073      3,637    3,319      4,843
Total Expenses               16,555    16,165     13,325   11,101     17,415

Pretax Income (loss)          6,918     9,453      4,706   (1,755)     1,469
Net Income (loss)             4,354     5,727      2,925   (1,080)       836

Diluted Earnings (loss)       $1.09     $1.33       $.67    ($.25)      $.18
 per share
Average number of
common shares outstanding     4,005     4,323      4,357     4,372     4,535


                                       Balance Sheet Information

                                                December 31,
                          -----------------------------------------------------
                               1997     1996       1995      1994      1993

Total Assets                 $22,463  $16,291     $9,542    $4,653    $6,052
Working Capital               13,411    9,737      4,759     1,851     3,051
Short-Term Debt                  100      100        100       100       100
Long-Term Debt                     0        0          0         0         0
Shareholders' Equity         $13,784   $9,899     $4,886    $2,001    $3,173

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

                            Summary of Changes in Major Categories
                                    of Revenues and Expense

                                    1997 vs. 1996                1996 vs. 1995
                              -----------------------     -----------------------
Revenues:
  Sales Commissions             $544,748       4.5%         $2,519,052     26.1%
  Corporate Finance             (631,269)    (13.8%)         2,674,864    142.1%
  Investment Income           (1,765,814)    (24.0%)         1,595,558     27.7%
  Trading Income                (301,286)    (20.1%)           796,232    113.6%
  Other                            8,396      24.9%              2,015      6.3%
Expenses:
  Commissions and Salaries      $459,550       3.8%         $2,404,918     24.8%
  Underwriting Expenses         (183,533)    (19.4%)           448,985     90.4%
  Rent, Telephone & Quotes        36,114       4.5%           (134,539)   (14.4%)
  Other                           77,778       3.3%            121,245      5.5%
Pretax Income                ($2,535,134)    (26.8%)        $4,747,112    100.9%


1997 Compared to 1996

     Total revenues for 1997 fell 8.4 percent from 1996, from $25,618,286 to $23,473,061. As shown in the table above, sales commissions rose $544,748, or
4.5 percent, from $12,184,046 in 1996 to $12,728,794 in 1997. This small increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization OTC issues in 1997, compared to more moderate levels in 1996. The Nasdaq Industrial Average rose more in 1996 (15.03 percent) compared to 1997 (14.57 percent), but PIC's focus is on very small capitalization issues, especially tied to PIC's corporate finance clients, which experienced a more favorable market in 1997. Corporate finance revenues fell
13.8 percent, or $631,269, in 1997 compared to 1996. Seven transactions were completed in 1996, raising a total of $118 million for the issuers; 6 transactions were completed in 1997, raising an aggregate of $93 million for corporate finance clients. Investment income decreased $1,765,814, from $7,346,825 in 1996 to $5,581,011 in 1997. Two underwriter warrants were exercised in 1996 while one warrant was exercised in 1997, and the profits from investments sold in the investment account in 1996 were significantly greater than in 1997. Trading income fell $301,286, or 20.1 percent, from $1,496,871 in 1996 to $1,195,585 in 1997. This decline was due to lower trading levels in 1997 and the generally more favorable markets in OTC issues in 1996 compared to 1997.

     Total expenses rose $389,909 in 1997 from 1996, an increase of 2.4 percent from $16,165,164 to $16,555,073. Commissions and salaries rose $459,550, or 3.8 percent, from

$12,092,256 in 1996 to $12,551,806 in 1997. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive. Underwriting expenses decreased by $183,533, or 19.4 percent, due primarily to decreased legal fees for the fewer corporate finance transactions completed in 1997 compared to 1996. Rent, telephone and quote expenses increased from $799,358 in 1996 to $835,472 in 1997, an increase of 4.5 percent. Other expenses increased
3.3 percent, from $2,327,700 in 1996 to $2,405,478 in 1997, primarily due to increased professional and consulting fees, offset partially by declines in settlements and bad debt expenses.

     The Company had a pretax profit of $9,453,122 in 1996 compared to a pretax profit of $6,917,988 in 1997. The primary reasons for this decrease were the significant decreases in investment income, corporate finance revenues and trading income. Independent of investment income, the Company would have had pretax income of $1,336,977 in 1997 compared to pretax income of $2,106,297 in 1996. Investment income during both years was significantly higher than in any previous year in the Company's history. This was due to gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred an expense of $3,725,920 for income taxes in 1996, compared to $2,563,593 in 1997.

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

     The Company had a pretax profit of $9,453,122 in 1996 compared to a pretax profit of $4,706,010 in 1995. The primary reasons for this increase were the significant increases in corporate finance revenues, investment income and trading income. Independent of investment income, the Company would have had a loss before income taxes of $1,045,257 in 1995 compared to pretax income of $2,106,297 in 1996. Investment income during both years was significantly higher than in any previous year in the Company's history. This was due to gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred an expense of $3,725,920 for income taxes in 1996, compared to $1,780,977 in 1995.

Liquidity and Capital Resources

     Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Item 1 - Description of Business -- Net Capital Requirements" above. The Company's working capital at December 31, 1997 was $13,411,233. Of PIC's total assets (net of intercompany accounts) at December 31, 1997 of $21,929,580, approximately 73 percent consisted of securities in PIC's investment account and trading inventory of securities, at market value, and approximately 21 percent consisted of cash, certificates of deposit and receivables from its correspondent broker and other dealers.

     PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity and prices of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities. The overall decline in prices for the OTC securities traded by PIC in 1994 was combined with a general reduction in the liquidity of the markets for these securities. This situation was the reverse of 1997, 1996, 1995 and 1993, when increases in prices of OTC securities increased the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price. They include shares of restricted stock recorded by PIC at their original cost of $776,475 which the Company believes, based upon available evidence, approximates market value.

     PIC owed $100,000 at December 31, 1997 pursuant to a subordinated loan from an investor. PIC also borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 1997, $1,544,210 was owed by PIC to CSC pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 1997, PIC owned 34 underwriter warrants (from 33 issuers), of which 28 were currently exercisable and 10 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In 1997, $2,161,948 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included a realized gain on investment securities of $5,988,817, an increase of $3,749,019 in trading securities and an increase of $240,724 in prepaid and deferred expenses, partially offset by an increase of $2,236,523 in accounts payable and accrued liabilities, a $562,999 decrease in receivables, $407,806 unrealized depreciation on investment securities and a $310,354 decrease in refundable income taxes. In 1997, $2,526,927 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases of investment securities. Net cash used in financing activities in 1997 totalled $477,204, resulting primarily from payments to repurchase common stock, partially offset by proceeds from the exercise of stock options. See "Financial Statements -- Consolidated Statements of Cash Flows."

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

     At December 31, 1997, the Company had no material commitments for capital expenditures.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) Financial Statements                                                 Page

Report of Independent Certified Public Accountants                        F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996              F-2

Consolidated Statements of Earnings for the years ended December 31,
   1997, 1996 and 1995                                                    F-3

Consolidated Statement of Shareholders' Equity for the years ended
   December 31, 1997, 1996 and 1995                                       F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                       F-5

Notes to Consolidated Financial Statements                                F-7

Supplementary Schedule of Warrants Owned                                  F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no Form 8-K filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

     All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company's definitive proxy statement for its 1998 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference, other than the information with respect to executive officers of the Company included below.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Directors of the Company are elected for a term of one year and until their successors are elected and qualify. Executive officers are appointed by the board of directors and do not have fixed terms of office. The board of directors and executive officers as of December 31, 1997 are set forth below. The year each person became a director follows his or her name.

                                                        Principal Occupation(s)
                              Positions(s) with               During Past
         Name          Age        Company                     Five Years
--------------------------------------------------------------------------------

Chester L.F. Paulson   61   President and Director    Director of Corporate
(1970)                                                Finance of PIC (President
                                                      of PIC until 7/92)

Jacqueline M. Paulson  58   Secretary-Treasurer       Secretary-Treasurer of
(1976)                      and Director              PIC (Chief Executive
                                                      Officer of PIC from 7/92
                                                      to 8/93)

Kenneth T. LaMear      63   Director                  Chief Executive Officer
(1985)                                                of PIC (Senior Vice
                                                      President of PIC prior to
                                                      8/93)

     Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements are included in Part II, Item 7:


     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Earnings for the years ended December 31, 1997,
          1996 and 1995

     Consolidated Statement of Shareholders' Equity for the years ended December
          31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31,
          1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Supplementary Schedule of Warrants Owned

(2) The following financial schedule for the years 1997, 1996 and 1995 are submitted herewith:

     Schedule II - Valuation and Qualifying Accounts


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

     Number                              Description
--------------------------------------------------------------------------------

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the "Form 10"))

     3.2  Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

     10.1 Office lease dated June 28, 1988 (incorporated by reference to Exhibit
          10.2 to the Form 10)

     10.3 Contract with Correspondent Services Corporation, dated July 24, 1992 (Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992)

     10.4 Office Lease renewal for the period from 6/1/93 to 5/31/98, dated as of March 12, 1992 (Incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 1992 filed with the Commission on March 31, 1993)

     10.5 Office Lease renewal for the period from 6/1/97 to 5/31/02, dated as of May 6, 1997 (Incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997.

     21.1 Subsidiaries The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

     27   Financial Data Schedule

     27.1 Restated Financial Data Schedule for fiscal year ended December 31, 1996.



     (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PAULSON CAPITAL CORP.


Date:  March 30, 1998                  By: CHESTER L.F. PAULSON
                                           -------------------------------------
                                           Chester L.F. Paulson
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                    Title                    Date
--------------------------------------------------------------------------------

(1) Principal Executive and Financial Officer


CHESTER L.F. PAULSON                                     March 30, 1998
-------------------------         Chairman of the Board  --------------------
Chester L.F. Paulson              and President

(2) Principal Accounting Officer


CAROL RICE                                               March 17, 1998
-------------------------         Principal Accounting   --------------------
Carol Rice                        Officer

(3) Directors


JACQUELINE M. PAULSON                                    March 30, 1998
-------------------------         Secretary, Treasurer   --------------------
Jacqueline M. Paulson             and Director


KENNETH T. LAMEAR                                        March 30, 1998
-------------------------         Director               --------------------
Kenneth T. LaMear



-------------------------         Director               --------------------
Shannon Pratt


PAUL SHOEN                                               March 30, 1998
-------------------------         Director               --------------------
Paul Shoen


JOHN WESTERGAARD                                         March 20, 1998
-------------------------         Director               --------------------
John Westergaard

FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

DECEMBER 31, 1997, 1996 AND 1995

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Paulson Capital Corp.

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplementary schedule of warrants owned as of December 31, 1997 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Portland, Oregon                       GRANT THORNTON LLP
February 11, 1998

                      Paulson Capital Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                              ASSETS                                        1997                 1996
                                                                       --------------       --------------

CURRENT ASSETS
   Cash and cash equivalents                                           $       73,220       $      185,445
   Receivable from broker-dealers and clearing organizations                4,497,086            5,035,144
   Notes and other receivables                                                657,918              182,859
   Trading securities                                                       8,901,802            5,152,783
   Investment securities                                                    7,068,580            4,789,270
   Refundable income taxes                                                    101,907              412,261
   Prepaid and deferred expenses                                              400,845              160,121
   Secured demand note                                                        100,000              100,000
   Deferred income taxes                                                      289,100              112,000
                                                                       --------------       --------------

               Total current assets                                        22,090,458           16,129,883
                                                                       --------------       --------------

FURNITURE AND EQUIPMENT,  net                                                 202,605              150,925
                                                                       --------------       --------------

INVESTMENT IN REAL ESTATE                                                     169,900                   -
                                                                       --------------       --------------

DEFERRED INCOME TAXES                                                              -                10,400
                                                                       --------------       --------------

                                                                       $   22,462,963       $   16,291,208
                                                                       ==============       ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $      264,294       $      380,707
   Payable to broker-dealers and clearing organizations                     6,041,296            3,690,844
   Compensation, employee benefits and payroll taxes                        1,942,906            1,940,422
   Securities sold, not yet purchased                                         330,729              280,688
   Subordinated note payable                                                  100,000              100,000
                                                                       --------------       --------------

               Total current liabilities                                    8,679,225            6,392,661
                                                                       --------------       --------------

SHAREHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 500,000
      shares; issued and outstanding, no shares                                    -                    -
   Common stock, no par value; authorized, 10,000,000
      shares; issued and outstanding, 3,970,536 and
      4,081,241, respectively                                                 794,416              733,701
   Retained earnings                                                       12,989,322            9,164,846
                                                                       --------------       --------------

                                                                           13,783,738            9,898,547
                                                                       --------------       --------------

                                                                       $   22,462,963       $   16,291,208
                                                                       ==============       ==============


The accompanying notes are an integral part of these statements.

                      Paulson Capital Corp. and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

                                                     1997                      1996                    1995
                                                ---------------           --------------           -------------

Revenues
   Commissions                                  $    12,728,794           $   12,184,046           $   9,664,994
   Corporate finance                                  3,925,514                4,556,783               1,881,919
   Investment income                                  5,581,011                7,346,825               5,751,267
   Trading income                                     1,195,585                1,496,871                 700,639
   Interest and dividends                                 7,010                   18,035                  21,237
   Other                                                 35,147                   15,726                  10,509
                                                ---------------           --------------           -------------

                                                     23,473,061               25,618,286              18,030,565
                                                ---------------           --------------           -------------

Expenses
   Commissions and salaries                          12,551,806               12,092,256               9,687,338
   Underwriting expenses                                762,317                  945,850                 496,865
   Rent, telephone and quotation services               835,472                  799,358                 933,897
   Interest expense                                       5,996                    7,010                   6,442
   Professional fees                                    639,386                  492,773                 432,350
   Bad debt expense                                      55,011                  180,352                 366,920
   Travel and entertainment                             158,649                  153,261                 149,500
   Settlements                                           67,299                  297,465                 614,446
   Branch office expenses                                    -                        -                    6,322
   Other                                              1,479,137                1,196,839                 630,475
                                                ---------------           --------------           -------------

                                                     16,555,073               16,165,164              13,324,555
                                                ---------------           --------------           -------------

                  Earnings before income taxes        6,917,988                9,453,122               4,706,010

Income tax expense                                    2,563,593                3,725,920               1,780,977
                                                ---------------           --------------           -------------

               NET EARNINGS                     $     4,354,395           $    5,727,202           $   2,925,033
                                                ===============           ==============           =============

Earnings per common share                       $          1.10           $         1.34           $         .67
                                                ===============           ==============           =============

Earnings per common share - assuming dilution   $          1.09           $         1.33           $         .67
                                                ===============           ==============           =============





The accompanying notes are an integral part of these statements.

                      Paulson Capital Corp. and Subsidiary

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Three year period ended December 31, 1997

                                                              Common Stock
                                                  ------------------------------------              Retained
                                                    Shares                  Amount                  Earnings
                                                  -------------           ------------           ---------------

Balance at December 31, 1994                        4,363,501             $    775,730           $     1,225,043

Issuance of common stock in lieu
   of directors' cash compensation                     10,338                   10,500                         -

Redemption of common stock                            (49,300)                 (50,341)                        -

Net earnings for the year                                   -                        -                 2,925,033
                                                 ------------             ------------           ---------------

Balance at December 31, 1995                        4,324,539                  735,889                 4,150,076

Exercise of stock options                              38,570                   40,892                         -

Issuance of common stock in lieu
   of directors' cash compensation                      3,432                    7,500                         -

Redemption of common stock                           (285,300)                 (50,580)                 (712,432)

Net earnings for the year                                   -                        -                 5,727,202
                                                 ------------             ------------           ---------------

Balance at December 31, 1996                        4,081,241                  733,701                 9,164,846

Exercise of stock options                              87,140                   89,283                         -

Issuance of common stock in lieu
   of directors' cash compensation                      2,266                    8,000                         -

Redemption of common stock                           (200,111)                 (36,568)                 (529,919)

Net earnings for the year                                   -                        -                 4,354,395
                                                 ------------             ------------           ---------------

Balance at December 31, 1997                        3,970,536             $    794,416           $    12,989,322
                                                 ============             ============           ===============




The accompanying notes are an integral part of this statement.

                      Paulson Capital Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                   1997              1996              1995
                                                             ----------------   --------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Net earnings                                              $      4,354,395   $    5,727,202    $  2,925,033
   Adjustments to reconcile net earnings to
      net cash used in operating activities
         Unrealized depreciation
            on investment securities                                  407,806           36,304         182,108
         Realized gain on investment securities                    (5,988,817)      (7,383,129)     (5,933,375)
         Deferred income taxes                                       (166,700)         (29,500)         89,800
         Common stock issued for compensation
            of directors                                                8,000            7,500          10,500
         Depreciation and amortization                                 59,994           53,028          49,830
         (Gain)/loss from sale of furniture and equipment              (6,800)              -            7,884
         Changes in assets and liabilities
            Receivables                                               562,999         (833,711)     (2,559,286)
            Trading securities                                     (3,749,019)      (1,892,386)     (1,696,723)
            Refundable income taxes                                   310,354         (255,123)        357,862
            Prepaid and deferred expenses                            (240,724)         177,917        (168,770)
            Accounts payable and accrued liabilities                2,236,523        1,801,823       1,907,249
            Securities sold, not yet purchased                         50,041          (64,862)        147,730
                                                             -----------------  ----------------  -------------

               Net cash used in operating activities               (2,161,948)      (2,654,937)     (4,680,158)
                                                             ------------------ ----------------  -------------

Cash flows from investing activities
   Purchases of investment securities                             (28,103,962)     (19,493,160)     (5,166,256)
   Proceeds from sale of investment securities                     31,405,663       22,969,705      10,013,596
   Issuance of note receivable                                       (500,000)              -               -
   Additions to furniture and equipment                              (114,474)         (88,072)        (41,416)
   Purchase of real estate                                           (169,900)              -               -
   Proceeds from sale of furniture and equipment                        9,600               -            5,075
                                                             -----------------  ---------------   -------------


               Net cash provided by investing activities            2,526,927        3,388,473       4,810,999
                                                             -----------------  ---------------   -------------

                      Paulson Capital Corp. and Subsidiary

                             Year ended December 31,

                                                                  1997              1996              1995
                                                              --------------     -------------     ------------

Cash flows from financing activities
   Proceeds from exercise of stock options                    $       89,283     $      40,892     $         -
   Payments to retire common stock                                  (566,487)         (763,012)         (50,341)
   Decrease in bank overdraft payable                                     -                 -           (51,888)
                                                              ---------------    --------------    -------------

               Net cash used in financing activities                (477,204)         (722,120)        (102,229)
                                                              ---------------    --------------    -------------


               NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALANTS                                  (112,225)           11,416           28,612

Cash and cash equivalents at beginning of year                       185,445           174,029          145,417
                                                              ---------------    --------------     ------------

Cash and cash equivalents at end of year                      $       73,220     $     185,445     $    174,029
                                                              ===============    ==============    =============



Cash paid during the year for

   Interest                                                   $        6,000     $       6,000     $      6,000
                                                              ===============    ==============    =============

   Income taxes                                               $    2,405,275     $   4,026,942     $  1,846,600
                                                              ===============    ==============    =============





The accompanying notes are an integral part of these statements.

                      Paulson Capital Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's wholly-owned subsidiary, Paulson Investment Company, Inc. (Subsidiary) is a registered broker-dealer in securities under the Securities and Exchange Act of 1934, as amended. The Subsidiary renders broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Correspondent Services Corporation (CSC), a subsidiary of Paine Webber Group, Inc. The Subsidiary also acts as lead or participating underwriter for over-the-counter securities offerings. The subsidiary conducts business throughout the United States. The Subsidiary is exempt from the reserve requirements under SEC Rule 15c3-3(k)(2)(ii), since it does not handle or carry customer securities and cash.

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

     3. Fair Value of Financial Instruments

     The carrying amounts reflected in the balance sheet for cash, cash equivalents, notes and other receivables and payables approximate their respective fair values due to the short maturities of these instruments. The fair values of trading and investing securities owned and securities sold, not yet purchased are recorded primarily at quoted prices for those or similar instruments. Changes in the market value of these securities are reflected currently in the results of operations for the year.

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

     7. Earnings Per Share

     The Company has adopted Financial Accounting Standard No. 128, "Earnings Per Share". The 1996 and 1995 calculations have been adjusted to conform with the requirements of this standard. Earnings per share are computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the year (Note I).

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

                      Paulson Capital Corp. and Subsidiary

NOTE B - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
         ORGANIZATIONS - Continued

     At December 31, 1997 and 1996, the above clearing services and trading account financing resulted in the following:

                                              1997                  1996
                                         ---------------       --------------

          Receivable from CSC            $     4,497,086       $    5,035,144
          Payable to CSC                      (6,041,296)          (3,690,844)
                                         ----------------      ---------------

          Net receivable (payable)       $    (1,544,210)      $    1,344,300
                                         ================      ===============

NOTE C - NOTES AND OTHER RECEIVABLES

     Notes and other receivables consist of the following:

                                               1997                  1996
                                         ----------------      ---------------

          Underwriting                   $       500,000       $            -
          Employees                               57,477                38,570
          Independent brokers                     82,529                77,671
          Other                                   17,912                66,618
                                         ----------------       ---------------

                                         $       657,918       $       182,859
                                         ================      ================

     In connection with an underwriting, the Company's subsidiary accepted a note receivable on December 18, 1997 in the amount of $500,000. On February 6, 1998 the note was paid.

     Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to the registered representatives of the Company's subsidiary. For the years ended December 31, 1997, 1996, and 1995, notes and receivables of $17,206, $81,627, and $369,964, respectfully, were determined by management to be uncollectible and written off.


NOTE D - TRADING AND INVESTMENT SECURITIES

     Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by the Company's subsidiary.

                      Paulson Capital Corp. and Subsidiary

NOTE D - TRADING AND INVESTMENT SECURITIES - Continued

     The categories of trading securities and their related market values follow:

                                              1997                                1996
                                  ----------------------------       -------------------------------
                                      Long            Short               Long             Short
                                  ------------      ----------       --------------     ------------

     Common stock                 $  1,313,920      $   16,662       $      448,722     $    134,355
     Preferred stock                    31,756          32,582               29,029            9,088
     State and municipal bonds          91,395          76,044              144,324           80,814
     Corporate bonds                    53,596           5,441               53,423           56,431
     US Government Agency            7,411,135              -             4,477,285               -
                                  ------------      ----------       --------------     ------------

                                  $  8,901,802      $  130,729       $    5,152,783     $    280,688
                                  ============      ==========       ==============     ============

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

     Investment securities held by the Company's subsidiary are stated at market value. A summary of the investment security portfolio follows:

                                                       Market          Unrealized          Carrying
                                      Cost             Value              Loss              Value
                                  ------------      ------------     --------------      ------------

     1997
        Common stock              $  7,712,550      $  7,068,580       $  (643,970)      $  7,068,580
                                  ============      ============     ==============      ============

     1996
        Common stock              $  5,025,434      $  4,789,270       $  (236,164)      $  4,789,270
                                  ============      ============     ==============      ============

     The Company also had recorded $200,000 of common stock sold, not yet purchased in its investment account at December 31, 1997.

     Investment securities owned include shares of restricted stock which are recorded by the Company's subsidiary at their original cost of $776,475. Management believes, based on the available evidence, that this carrying value approximates market.

     Realized gains included in the determination of net earnings were $5,988,817, $7,383,129, and $5,933,375 for the years ended December 31,
     1997, 1996 and 1995, respectively.

                      Paulson Capital Corp. and Subsidiary

NOTE E - FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost and consist of the following:

                                              1997                   1996
                                           -----------            ----------

          Office equipment                 $   707,039            $  623,600
          Leasehold improvements               120,354               120,354
          Vehicles                              28,035                25,245
                                           -----------            ----------
                                               855,428               769,199
          Less accumulated depreciation
             and amortization                  652,823               618,274
                                           -----------            ----------

                                           $   202,605            $  150,925
                                           ===========            ==========

NOTE F - SUBORDINATED NOTE PAYABLE

     The Company's subsidiary has borrowings subordinated to claims of general creditors pursuant to a secured demand note collateral agreement. This agreement is in accordance with the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission requirements and the related borrowings are subordinated to the claims of general creditors and are renewable annually on their maturity dates.

              Maturity Date        Interest Rate        1997          1996
       ------------------------    --------------    ----------    -----------
         Secured demand note
             May 31, 1998                 6%         $  100,000    $   100,000


     This borrowing is included in the Subsidiary's computation of net capital. Additionally, it is not cancelable by either party and, to the extent it is required to maintain compliance with minimum net capital requirements, may not be repaid.


NOTE G - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                            1997               1996              1995
                                      ---------------     --------------     -------------

          Current tax expense
             Federal                  $     2,364,177     $    3,008,653     $   1,478,713
             State                            366,116            746,767           212,464
                                      ----------------    ---------------     ------------

                                            2,730,293          3,755,420         1,691,177
                                      ----------------    ---------------     ------------

          Deferred tax expense (benefit)
             Federal                         (142,543)           (11,740)           38,700
             State                            (24,157)           (17,760)           51,100
                                      ----------------    ---------------     ------------

                                             (166,700)           (29,500)           89,800
                                      ----------------    ---------------     ------------

                                      $     2,563,593     $    3,725,920      $  1,780,977
                                      ================    ===============     ============

                      Paulson Capital Corp. and Subsidiary

NOTE G - INCOME TAXES - Continued

     Income tax expense for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before taxes as follows:

                                                 1997               1996              1995
                                            --------------     --------------     -------------

     Income tax expense (benefit)
        at statutory federal tax rate       $    2,352,000     $    3,214,000     $   1,600,000
     State taxes net of federal benefit            237,000            510,000           205,000
     Permanent and other                           (25,407)             1,920           (24,023)
                                            ---------------    --------------     --------------

                                            $    2,563,593     $    3,725,920     $   1,780,977
                                            ===============    ==============     ==============

     The deferred income tax asset consists primarily of basis differences in short-term investment securities.


NOTE H - COMMON STOCK

     Directors are compensated for their attendance at a maximum of six scheduled meetings per year. Compensation is $500 of the Company's stock for each meeting. The value of the stock is determined at the close of business the day prior to a scheduled meeting.

     The Company's subsidiary has a key employee stock purchase plan. Under the plan, the Subsidiary will match funds (up to $25,000), committed by key employees, for the purchase of shares of the Company's common stock. The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions. One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration. The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary. No participants were named and no purchases of common stock under this plan were made during 1997, 1996 or 1995.

     The Company's Nonemployee Stock Option Plan had 100,000 registered shares of common stock reserved for issuance.

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

     The following table summarizes activity under the Plans for the three years ended December 31, 1997:

                                                                     Weighted
                                                   Shares            Average
                                                   Under             Exercise
                                                   Option             Price
                                                 -----------       ------------

          Balance at December 31, 1994              192,700           $1.20
             Granted                                 99,995             .91
             Exercised                                   -               -
             Canceled                              (101,250)           1.17
                                                 -----------

          Balance at December 31, 1995              191,445            1.07
             Granted                                     -               -
             Exercised                              (38,570)           1.06
             Canceled                               (51,450)           1.19
                                                 -----------

          Balance at December 31, 1996              101,425            1.01
             Granted                                     -               -
             Exercised                              (87,140)           1.02
             Canceled                               (14,285)            .91
                                                 -----------

          Balance at December 31, 1997                   -               -
                                                 ===========

     The weighted-average fair value of options granted during the year ended December 31, 1995 was $0.36. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 62%; risk-free interest rate of 5.9% and expected life of 2.5 years.

                      Paulson Capital Corp. and Subsidiary

NOTE I - EARNINGS PER SHARE

     The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended December 31, 1997:

                                                                         Weighted
                                                                          Average
                                                        Income            Shares         Per-Share
     1995                                             (Numerator)      (Denominator)       Amount
     ----                                            --------------   ----------------   ----------

      Basic earnings per share
         Income available to
            common stockholders                      $    2,925,033        4,350,826         $.67

      Effect of dilutive securities
         Stock options                                       -                 6,219
                                                     --------------   --------------

      Diluted earnings per share
         Income available to
            common stockholders
                                                     $    2,925,033        4,357,045         $.67
                                                     ==============   ==============    =========

   1996
      Basic earnings per share
         Income available to
            common stockholders                      $    5,727,202        4,269,694        $1.34

      Effect of dilutive securities
         Stock options                                           -            52,941
                                                     --------------   --------------

      Diluted earnings per share
         Income available to
            common stockholders
                                                     $    5,727,202        4,322,635        $1.33
                                                     ==============   ==============    ==========

   1997
      Basic earnings per share
         Income available to
            common stockholders                      $    4,354,395        3,973,034        $1.10

      Effect of dilutive securities
         Stock options                                           -            32,344
                                                     --------------   --------------

      Diluted earnings per share
         Income available to
            common stockholders
                                                     $    4,354,395        4,005,378        $1.09
                                                     ==============   ================    =======

     During the year ended December 31, 1997 all outstanding stock options were included in the computation of diluted earnings per share since the options' exercise price was less than the average market price of the common shares. During 1996 and 1995 various options were not included in the same calculation because they were antidilutive.

                      Paulson Capital Corp. and Subsidiary

NOTE J - LEASES

     Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

         Year ended
        December 31,
      ---------------

           1998                                       $    274,176
           1999                                            274,176
           2000                                            274,176
           2001                                            274,176
           2002                                            114,240
                                                      ------------

                                                      $  1,210,944
                                                      ============

     The lease provides for payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to $241,396, $251,587, and $298,421, respectively.


NOTE K - WARRANTS OWNED

     As provided for in certain underwriting agreements, the Company has acquired warrants to purchase shares of common stock of the underlying corporations. These warrants are not readily marketable without registration or reliance upon an exemption therefrom, and no attempt has been made to assign a value to them.


NOTE L - EMPLOYEE BENEFIT PLANS

     Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were $500,000, $500,000, and $150,000, respectively.


NOTE M - CONTINGENCIES

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

                      Paulson Capital Corp. and Subsidiary

NOTE N - NET CAPITAL REQUIREMENT

     The Company's subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 1997, the Subsidiary's net capital and required net capital were $9,835,487 and $145,080, respectively, and its ratio of aggregate indebtedness to net capital was .22 to 1. The Subsidiary's absolute minimum net capital is $100,000.


NOTE O - RELATED PARTY TRANSACTION

     During the year, the Company purchased real estate from a relative of an officer and director of the Company. The real estate is carried at cost which management believes approximates market value based on a third party appraisal.

                      Paulson Capital Corp. and Subsidiary

                    SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

                                December 31, 1997

                                                                          Shares         Exercise
                                                                        Entitled to       Price          Expiration
                               Description                               Purchase       Per-Share           Date
--------------------------------------------------------------------    -----------    ------------    --------------

Advantage Marketing Systems (units) ERC 11-12-98                             65,520    $       5.40     2002, 11/12
AntiVirals (units) ERC 6-3-98                                               112,700    $      10.80     2002, 06/03
C3, Inc. ERC 11-14-98                                                       214,592    $      18.00     2002, 11/14
California Culinary Academy, Inc. ERC 06-30-94                               71,000    $       7.80     1998, 06/30
Cal-Maine Foods, Inc. ERC 12-11-97                                          177,100    $       8.40     2001, 12/10
Caring Products International, Inc. (units) ERC 12-9-98                      83,075    $       6.00     2002, 12/09
Cell Robotics International, Inc. (units) ERC 9-19-96                        9.3725    $  25,000.00     2000, 09/18
Cellegy Pharmaceuticals, Inc. (units) ERC 8-11-96                            18,745    $      20.63     2000, 08/11
Complete Management, Inc. ERC 12-27-96                                      107,720    $      10.80     2000, 12/27
Complete Management, Inc. ERC 6-11-97                                        31,377    $      21.04     2001, 06/11
Cusac Industries, Ltd. (units) ERC 1-11-96                                   11,901    $      12.00     2000, 01/11
E.Com International, Inc., ERC 12-5-97                                       75,587    $       3.50     2002, 12/31
Evergreen Resources, Inc. ERC 10-22-97                                      134,375    $       6.90     2001, 10/22
Fortune Petroleum Corp. ERC 5-19-97                                          50,000    $       4.00     1999, 05/19
Frontier Natural Gas Corp. (units) ERC 11-19-94                              26,005    $      28.92     1998, 11/12
Global Payment Technology ERC 2-6-96                                        103,500    $       6.60     2000, 02/06
International Nursing Services, Inc. (units) ERC 9-12-95                     15,301    $      28.20     1999, 09/12
Kyzen Corporation (units) ERC 8-3-96                                         15,498    $      14.95     2000, 08/03
Microfield Graphics, Inc. ERC 6-22-96                                        79,750    $       7.20     2000, 06/22
Microvision Inc. (units) ERC 8-27-97                                        123,760    $       9.60     2001, 08/27
Neotherapeutics Inc. (units) ERC 9-25-97                                    161,000    $       9.12     2001, 09/25
Northern Bank of Commerce ERC 8-4-94                                          2,000    $       6.60     1999, 08/04
PCT Holdings, Inc. (units) ERC 7-15-97                                      146,700    $       3.75     2001, 07/15
Pearce Systems International, Inc. (units) ERC 2-10-95                       47,722    $       8.70     1999, 02/11
Penultimate, Inc. (units) ERC 12-22-94                                       38,298    $       8.10     1998, 12/22
Premium Cigars International, Ltd. ERC 8-21-98                                2,000    $       8.40     2002, 08/21
R-B Rubber Products, Inc. ERC 5-10-96                                        55,100    $       5.10     2000, 05/10
Sparta Surgical Corp. (units) ERC 7-12-95                                    11,221    $      12.00     1999, 07/12
Supergen, Inc. (units) ERC 3-12-97                                          268,950    $       7.20     2001, 03/12
Telepartners A/S (units) 8-22-98                                            102,437    $       6.00     2002, 06/30
TJ Systems Corp. Ser. A Convertible Prfd. ERC 8-4-94                         21,535    $      12.00     1998, 08/04
TSS LTD (units) ERC 5-5-94                                                   95,310    $       1.20     1998, 05/05
Willard Pease Oil & Gas Co. Ser. A Cum. Cnv. Pfd. ERC 8-13-94                64,197    $      12.00     1998, 08/13
WRT Energy Corp. 9% Convertible Preferred ERC 10-20-94                       48,147    $      30.00     1998, 10/20

                                                                     Schedule II

                      Paulson Capital Corp. and Subsidiary

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                                             Balance        Additions-Charges                         Balance
                                            Beginning          to Cost and           Deductions        at End
         Description                         of Year             Expenses            Write-offs       of Year
-----------------------------               ----------      -----------------        ----------       --------

Allowance for doubtful
   accounts:

Year ended Dec. 31, 1997                    $    -          $     17,206             $   17,206       $   -
Year ended Dec. 31, 1996                         -                81,627                 81,627           -
Year ended Dec. 31, 1995                         -               369,964                369,964           -

                                 EXHIBIT INDEX

Exhibit   Description
Number    Page Number
------    -----------

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

10.5 Office Lease renewal for the period from 6/1/97 to 5/31/02, dated as of May 6, 1997 (Incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997.

21.1 Subsidiaries The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

27   Financial Data Schedule

27.1 Restated Financial Data Schedule for fiscal year ended December 31, 1996.