Form 10KSB/A
period 1997-12-31
PAULSON CAPITAL CORP
filed 1998-05-04
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                   ----------
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                       Commission file number:  0-18188
   December 31, 1997
                                  FORM 10-KSB/A
                                Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Chester L.F. Paulson   61   President and Director    Director of Corporate
(1970)                                                Finance of PIC (President
                                                      of PIC until 7/92)

Jacqueline M. Paulson  58   Secretary-Treasurer       Secretary-Treasurer of
(1976)                      and Director              PIC (Chief Executive
                                                      Officer of PIC from 7/92
                                                      to 8/93)

Kenneth T. LaMear      63   Director                  Chief Executive Officer
(1985)                                                of PIC (Senior Vice
                                                      President of PIC prior to
                                                      8/93)

     Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

     Mr. LaMear failed to file on a timely basis two reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the exercise of options for 14,285 shares of the Company's common stock in August 1996 and the gifting of 1,600 shares of the Company's common stock to his grandson in September 1997.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services in all capacities to the Company and its subsidiary for the fiscal years ended December 31, 1997, 1996 and 1995 of those persons who were, at December 31, 1997, the Chief Executive Officer of the Company and the only other executive officers of the Company whose total annual compensation exceeded $100,000 in 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                                                      Compensation
                                           Annual Compensation                    ---------------------
Name and                        ------------------------------------------        Securities Underlying           All Other
Principal Position              Year        Salary $ (1)       Bonus $ (2)          Options (# Shares)       Compensation $ (3)
---------------------           ----        -----------        -----------        ---------------------      ------------------
Chester L.F. Paulson,           1997           569,234            200,000                       --                    24,956
President                       1996           551,672            200,000                       --                 1,118,095
                                1995           269,430             75,000                   14,285                   903,968

Kenneth T. LaMear,              1997           107,657            115,000                       --                    24,956
CEO of PIC                      1996            71 004            120,000                       --                    25,121
                                1995           128,061             75,000                   14,285                     8,644

Jacqueline M. Paulson,          1997           131,849             75,000                       --                    24,956
Secretary-Treasurer             1996           120,497             75,000                       --                     7,270
                                1995            21,599             75,000                   14,285                     1,652

     (1) Mr. Paulson is not paid any salary. The amounts included in the "Salary" column above for Mr. Paulson consist of amounts paid contingent upon the completion of PIC's corporate finance transactions. The amounts included in "Salary" for Mr. LaMear include retail commissions from Mr. LaMear's service as a registered representative of PIC as well as a salary of $20,400, $20,400 and $20,400 in 1997, 1996 and 1995, respectively. No Named Executive Officer received any perquisites or other personal benefits the aggregate amount of which exceeded the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for 1997 in the Summary Compensation Table.

     (2) Bonus amounts are based upon a percentage (fixed by the Board of Directors) of a bonus pool based upon profits, if any. The Board has authorized
15 percent of PIC's pretax income up to $1 million and 10 percent of pretax income thereafter to be placed into the bonus pool. For 1995, the bonus pool calculation was $587,296, but the Board of Directors reduced actual bonus payments to officers and directors to $525,000. For 1996, the bonus pool calculation was $1,116,466, but the Board of Directors reduced actual bonus payments to officers and directors to $760,000. For 1997, the bonus pool calculation was $869,738, but the Board of Directors reduced actual bonus payments to officers and directors to $820,000.

     (3) Amounts shown for 1997, 1996 and 1995 include contributions of $1,500 for each of Messrs. Paulson and LaMear and Ms. Paulson relating to PIC's match of employee contributions pursuant to PIC's 401(k) retirement plan. Amounts shown for 1997 include contributions of $23,456 for each of Mr. Paulson, Mr.
LaMear and Ms. Paulson to PIC's tax qualified profit sharing plan. Amounts shown for 1996 include contributions of $18,497, $23,621 and $5,770, respectively, for Mr. Paulson, Mr. LaMear and Ms. Paulson to the profit sharing plan. Amounts shown for 1995 include contributions of $8,215, $7,144 and $152, respectively, for Mr. Paulson, Mr. LaMear and Ms. Paulson to the profit sharing plan. The profit sharing plan provides for annual contributions at the discretion of PIC's board of directors which are allocated to participants' accounts in proportion to their compensation. Of the amount allocated to an individual, 20 percent, 40 percent, 60 percent, 80 percent and 100 percent is vested after two, three, four, five and six years of service, respectively. In the event of death, retirement at or after age 59, or termination of employment because of disability, the participant immediately becomes entitled to 100 percent of his or her account. No portion of the Company's contributions to the plan became vested during fiscal 1997 with respect to any executive officer or director.
Retirement benefits are based on the investment performance of each participant's account under the plan. There was no other annual compensation, restricted stock awards, or long term incentive plan payouts during the periods shown. The amounts shown for Mr. Paulson in 1997, 1996 and 1995 also include $0, $1,161,098 and $894,253, respectively, representing the net gain received from the exercise of underwriter warrants allocated to him, based upon the difference in the price of the security on the date of the exercise of the warrant and the exercise price of the warrant. Underwriter warrants are received by PIC upon the completion of corporate finance transactions for its clients.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock options granted to the Named Executive Officers in 1997.

                   OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table indicates for each Named Executive Officer (1) stock options exercised during the year ended December 31, 1997, including the value realized on the date of exercise, (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of December 31, 1997 and (iii) the value of "in-the-money" options, which represents the positive spread between the exercise price of existing stock options and the year-end price of the Common Stock.

                                                                 Number of Shares Subject to        $ Value of Unexercised
                                                                Unexercised Options at Fiscal      In-the-Money Options at
                                                                         Year-End                     Fiscal Year-End
                           Number of Shares      $ Value        ----------------------------    ----------------------------
        Name             Acquired on Exercise    Realized (1)   Exercisable    Unexercisable    Exercisable    Unexercisable
        ----             --------------------    ------------   -----------    -------------    -----------   --------------
Chester L.F. Paulson            14,285            $ 44,194.22        0               0               0               0

Kenneth T. LaMear                    0                      0        0               0               0               0

Jacqueline M. Paulson           34,285            $101,694.22        0               0               0               0

     (1) The amount set forth representing the value realized represents the difference between the last sale price of $4.00 per share of Common Stock on July 2, 1997, the date of exercise, and the exercise price of the options exercised ($.90625 for all options except $1.125 for options for 20,000 shares exercised by Ms. Paulson). Options to purchase 38,570 shares of the Company's common stock were exercised by employees of PIC other than the Named Executive
Officers during 1997.

     The Company has no employment agreements with any of its executive officers.

     Compensation of Directors. Under the 1991 Directors' Meeting Stock Incentive Plan (the "1991 Plan"), the Company pays its directors and certain officers invited to the meetings of the Board of Directors $500 per meeting, up to a maximum of six meetings per year, payable in Common Stock of the Company based upon the stock price on the day prior to the meeting. The 1991 Plan was adopted by the Company's stockholders at the 1991 annual meeting of stockholders in June 1991. The 1991 Plan was amended to also cover participants at meetings of the board of directors of any subsidiary of the Company at the 1993 annual meeting of stockholders in June 1993. Similar payments were made to directors prior to the adoption of the 1991 Plan. The three non-officer directors of the Company, three officers of PIC and one non-officer director of PIC were issued a total of 2,266 shares in 1997 (1,566 shares at $2.875 and 700 shares at $5.00). Messrs. Paulson and LaMear and Ms. Paulson each received 448 shares and directors and executive officers as a group received 1,344 shares.

ITEM 11. STOCK OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT

     The following table provides information concerning persons known to the Company to be the beneficial owners of more than 5 percent of the Company's outstanding Common Stock as of March 31, 1998, and sets forth the number of shares of Common Stock beneficially owned by each director of the Company and by all directors of the Company and executive officers of the Company or PIC as a group:

    Name and Address of            Relationship to              Shares Beneficially        Percent of
      Beneficial Owner                 Company                         Owned                  Class
Chester L.F. and              President of Chairman of               1,579,431                39.9 %
Jacqueline M. Paulson,        the Board of Directors of
as joint tenants (1)          the Company, officer and
                              director of PIC (Mr. Paulson);
                              Secretary-Treasurer and
                              Director of the Company and
                              officer and director of PIC
                              (Ms. Paulson)

Kenneth T. LaMear (1)         Director, officer and                   56,406                   1.4 %
                              director of PIC

Shannon P. Pratt              Director                                   0                       _
4475 SW Scholls Ferry
Portland, OR 97225

Paul Shoen                    Director                                 8,400                   0.2%
PO Box 524
Glenbrook, NV 89413

John Westergaard              Director                                   0                       _
460 West 43rd Street
New York, NY 10036

Steve Kleemann                                                         283,200                 7.2%
526 Via Sinuosa
Santa Barbara, CA  93110

All Directors and                                                    1,644,237                41.6 %
Executive Officers as
a group (6 persons)


(1)  Address is 811 SW Naito Parkway, Suite 200, Portland, OR 97204

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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


                                       PAULSON CAPITAL CORP.


Date:  May 4, 1998                     By: CHESTER L.F. PAULSON
                                           -------------------------------------
                                           Chester L.F. Paulson
                                           President

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


PAUL SHOEN                                               March 20, 1998
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