Form 10QSB
period 1998-03-31
PAULSON CAPITAL CORP
filed 1998-05-14
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1998

                         Commission file number: 0-18188

                              PAULSON CAPITAL CORP.
                              ---------------------
              Exact name of registrant as specified in its charter


                       Oregon                        93-0589534
              ------------------------    --------------------------------
              (State of incorporation)    (I.R.S. Employer Identification)


              811 S.W. Naito Parkway
                   Portland, OR                       97204
              ----------------------                ----------
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

                                 Yes [X] No [ ]


     Number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1998:

                  Common stock, no par value - 3,956,160 shares

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                         3/31/98                 12/31/97
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $    88,385              $    73,220
Receivable from broker-dealers and
  clearing organizations                               2,673,538                4,497,086
Notes and other receivables                              563,471                  657,918
Trading securities                                     3,222,917                8,901,802
Investment securities                                  8,943,500                7,068,580
Refundable income taxes                                   61,171                  101,907
Prepaid and deferred expenses                            259,953                  400,845
Secured demand note                                      100,000                  100,000
Deferred income taxes                                    289,100                  289,100
                                                      ----------              -----------

Total current assets                                  16,202,035               22,090,458
                                                     -----------              -----------

FURNITURE AND EQUIPMENT, net                             229,581                  202,605
                                                     -----------              -----------

INVESTMENT IN REAL ESTATE                                169,900                  169,900
                                                     -----------              -----------

DEFERRED INCOME TAXES                                         --                       --
                                                     -----------              -----------

                                                     $16,601,516              $22,462,963
                                                     ===========              ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                   (unaudited)


                                                         3/31/98                 12/31/97
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities             $   276,709              $   264,294
Payable to broker-dealers and clearing
  organizations                                        1,479,108                6,041,296
Compensation, employee benefits and
  payroll taxes                                          671,895                1,942,906
Securities sold, not yet purchased                       191,722                  330,729
Income taxes payable                                          --                       --
Subordinated note payable                                100,000                  100,000
                                                     -----------              -----------

Total current liabilities                              2,719,434                8,679,225
                                                     -----------              -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued and
  outstanding, no shares                                      --                       --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,956,169 and
  3,970,536, respectively                                791,543                  794,416
Retained earnings                                     13,090,539               12,989,322
                                                     -----------              -----------

Total shareholders' equity                            13,882,082               13,783,738
                                                     -----------              -----------

                                                     $16,601,516              $22,462,963
                                                     ===========              ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three month periods ended March 31, 1998
                         and March 31, 1997 (unaudited)

                                                         3/31/98                  3/31/97
Revenues

Commissions                                          $ 2,717,473              $ 2,459,554
Corporate finance                                        232,365                  299,409
Investment income                                        332,974                1,488,198
Trading income (loss)                                    348,554                  237,250
Interest and dividends                                       798                    1,409
Other                                                      4,977                    9,024
                                                     -----------              -----------

                                                       3,637,141                4,494,844
                                                     -----------              -----------
Expenses

Commissions and salaries                               2,422,031                2,367,050
Underwriting expenses                                    158,239                   13,833
Rent, telephone and quotation services                   214,774                  194,642
Interest expense                                           1,515                    1,532
Professional fees                                         95,068                  141,907
Bad debt expense                                          30,000                   29,000
Travel and entertainment                                  63,932                   39,287
Settlements                                                3,693                       --
Other                                                    358,549                  389,034
                                                     -----------              -----------

                                                       3,347,801                3,176,285
                                                     -----------              -----------

Earnings (loss) before income taxes                      289,340                1,318,559

Provision for income taxes
Current                                                  115,736                  527,500
Deferred                                                      --                       --
                                                     -----------              -----------

Net Earnings (Loss)                                  $   173,604              $   791,059
                                                     ===========              ===========

Earnings (loss) per share                            $       .04              $       .20
                                                     ===========              ===========


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the three year period ended December 31, 1997
              and the three months ended March 31, 1998 (unaudited)

                                                                Common Stock
                                                 -------------------------------------                Retained
                                                       Shares                   Amount                Earnings
                                                 ------------             ------------            ------------
Balance at December 31,  1994                      4,363,501                 775,730                 1,225,043

Issuance of common stock in lieu
    of directors' cash compensation                   10,338                  10,500                         -

Redemption of common stock                           (49,300)                (50,341)                        -

Net earnings for the year                                  -                       -                 2,925,033
                                                 ------------             ------------            ------------
Balance at December 31,  1995                       4,324,539                 735,889                4,150,076

Exercise of stock options                              38,570                  40,892                        -

Issuance of common stock in lieu
    of directors' cash compensation                     3,432                   7,500                        -

Redemption of common stock                           (285,300)                (50,580)                (712,432)

Net earnings for the year                                   -                       -                5,727,202
                                                 ------------             ------------            ------------

Balance at December 31, 1996                        4,081,241             $   733,701             $  9,164,846

Exercise of stock options                              87,140                  89,283                        -

Issuance of common stock in lieu
    of directors' cash compensation                     2,266                   8,000                        -

Redemption of common stock                           (200,111)                (36,568)                (529,919)

Net earnings for the year                                   -                        -               4,354,395
                                                 ------------             ------------            ------------

Balance at December 31, 1997                        3,970,536             $    794,416            $ 12,989,322

Exercise of stock options                                   -                        -                       -

Redemption of common stock                            (14,367)                  (2,873)                (72,387)

Net earnings for the year to date                           -                        -                 173,604
                                                 ------------             ------------            ------------
Balance at March 31, 1998                           3,956,169             $    791,543            $ 13,090,539
                                                 ============             ============            ============

                               The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (unaudited) for the three month periods ended March
                           31, 1998 and March 31, 1997


                                                                      3/31/98             3/31/97
                                                                 ------------        ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                          $    173,604        $    791,059
      Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                644,506            (279,500)
          Realized gain on investment securities                     (977,480)         (1,231,159)
          Depreciation and amortization                                18,040              14,468
          Gain from sale of furniture and equipment                        --              (6,799)
          Change in assets and liabilities
              Receivables                                           1,917,995           3,812,486
              Trading securities                                    5,678,885          (1,478,923)
              Refundable income taxes                                  40,736             412,261
              Prepaid and deferred expenses                           140,892              32,681
              Accounts payable and accrued liabilities             (5,820,783)         (4,512,159)
              Securities sold, not yet purchased                       23,622             (96,094)
              Bank overdraft                                               --                  --
              Income taxes payable                                         --             115,239
                                                                 ------------        ------------

       Net cash provided by (used in) operating activities          1,840,017          (2,426,440)
                                                                 ------------        ------------

Cash flows from investing activities
    Purchases of investment securities                            (10,666,360)         (3,736,816)
    Proceeds from sale of investment securities                     8,961,785           6,406,788
    Additions to furniture and equipment                              (45,017)            (21,059)
    Proceeds from sale of furniture and equipment                          --               9,600
                                                                 ------------        ------------

       Net cash provided by (used in) investing activities        $(1,749,592)       $  2,658,513
                                                                 ------------        ------------

         The accompanying notes are an integral part of these statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

                                                                      3/31/98             3/31/97
                                                                 ------------        ------------
Cash flows from financing activities
    Proceeds from exercise of stock options                                --              25,892
    Payments to retire common stock                                   (75,260)           (329,224)
    Decrease in bank overdraft payable                                      -                   -
                                                                 ------------        ------------

       Net cash provided by (used in) financing activities            (75,260)           (303,332)
                                                                 ------------        ------------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                     15,165             (71,259)

Cash and cash equivalents at beginning of year                         73,220             185,445
                                                                 ------------        ------------

Cash and cash equivalents at March 31                            $     88,385        $    114,186
                                                                 ============        ============


Cash paid during the three months for

    Interest                                                     $      1,515        $      1,532
                                                                 ============        ============

    Income taxes                                                 $     75,000                  --
                                                                 ============        ============


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

     Richard Toscano Claim Richard Toscano, a former PIC customer, has filed an arbitration claim against PIC and Jeff Hudson, a former PIC broker, alleging various securities law violations, including unsuitability and misrepresentation, in connection with his account with PIC. He has also alleged that PIC failed to supervise Mr. Hudson. Mr. Toscano seeks damages in excess of $90,000 plus interest, attorney fees and punitive damages. An arbitration hearing for this matter is set for October 7, 1998. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

     Masood Asif Claim In March 1998, Masood Asif, a former PIC customer, asserted various claims against PIC and Sid Lodhi, a PIC broker, alleging various securities law violations, including unsuitability and misrepresentation, in connection with his account with PIC. He has also alleged breach of fiduciary duty and failure to advise of potential tax liabilities. Mr. Asif seeks $200,000 in damages. Although Mr. Asif has indicated that he will seek arbitration of this matter, no arbitration has yet been filed. Although PIC has not completed its investigation of this matter, it believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration claim is filed.

     Shahid and Lita Choudhry Claim In February 1998, the Choudhrys, former PIC customers, asserted various claims against PIC and Sid Lodhi, a PIC broker, claiming that Mr. Lodhi did not execute certain sales according to directions allegedly received from Mr. Choudhry. The Choudhrys seek damages of $343,000. PIC believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration claim is filed.

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

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                                                             Quarters Ended
                                                                          3/31/98 vs. 3/31/97
         Revenues:
         Sales Commissions                                       $    257,919             10.5%
         Corporate Finance                                            (67,044)           (22.4%)
         Investment Income                                         (1,155,224)           (77.6%)
         Trading Income                                               111,304             46.9%
         Other                                                         (4,658)           (44.6%)
                                                                 ------------        ----------

         Total                                                   $   (857,703)           (19.1%)

         Expenses:
         Commissions and Salaries                                $     54,981              2.3%
         Underwriting Expenses                                        144,406              N/A
         Rent, Telephone and Quotes                                    20,132             10.3%
         Other                                                        (48,003)            (8.0%)
                                                                 ------------             ------

         Total                                                   $    171,516              5.4%

         Pretax Income                                           $ (1,029,219)           (78.1%)

     Total revenues for the first quarter of 1998 fell 19.1 percent from the first quarter of 1997, from $4,494,844 to $3,637,141. As shown in the table above, sales commissions rose $257,919, or 10.5 percent, to $2,717,473 in the first quarter of 1998 from $2,459,554 in the comparable 1997 period. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization issues in the 1998 quarter compared to 1997 (the Nasdaq Industrial Average rose 11.52 percent in the first quarter of 1998 but fell 8.26 percent in the first quarter of 1997). Corporate finance revenues fell 22.4 percent, or $67,044, in the first quarter of 1998 compared to the first quarter of 1997. One corporate finance transaction was completed in the 1998 quarter, raising a total of $3.8 million for the issuer; no transactions were completed in the 1997 quarter, but PIC participated in a large transaction managed by others in the 1997 quarter. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income fell $1,155,224, or 77.6 percent, to $332,974 in the first quarter of 1998 from $1,488,198 in the first quarter of 1997, primarily due to the exercise in the 1997 quarter of an underwriter warrant received in previous corporate finance transactions and substantial trading profits in the investment account. There were no underwriter warrant exercises in the 1998 quarter and investment profits were lower. Trading income rose $111,304, or 46.9 percent, from $237,250 in the first quarter of 1997 to $348,554 in the comparable 1998 period. This increase was also due to the better market conditions in the 1998 quarter compared to the volume levels in the 1997 quarter for small capitalization OTC stocks.

     Total expenses rose $171,516 in the first quarter of 1998 from the comparable 1997 period, an increase of 5.4 percent, to $3,347,801 from $3,176,285. Commissions and salaries rose $54,981, or 2.3 percent, to $2,422,031 in the 1998 period from $2,367,050 in 1997. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses rose by $144,406, due primarily to increased legal and other fees relating to the one transaction in 1998. There were no completed transactions in the 1997 quarter. Rent, telephone and quote expenses increased to $214,774 in the 1998 period from $194,642 in 1997, an increase of 10.4 percent. Other expenses decreased 8.0 percent, to $552,757 in the first quarter of 1998 from $600,760 in the first quarter of 1997. This decrease was primarily due to decreased professional fees associated with litigation and consulting fees.

     The Company had a pretax profit of $1,318,559 in the first quarter of 1997 compared to a pretax profit of $289,340 in the comparable 1998 period, primarily due to lower investment income and corporate finance in the 1998 quarter more than offsetting higher sales commissions. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued $115,736 in income taxes for the first quarter of 1998, compared to an accrual for income taxes in the first quarter of 1997 of $527,500. Independent of investment income, the Company would have had a loss before income taxes of $43,634 in the first quarter of 1998 compared to a loss before income taxes of $169,639 in the first quarter of 1997.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in both 1996 and 1998 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in early 1997 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC owed $100,000 at March 31, 1998 pursuant to a subordinated loan from an investor. PIC also borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of March 31, 1998, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 1998, PIC owned 34 underwriter warrants (from 32 issuers), of which 28 were currently exercisable and nine had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the three months ended March 31, 1998, $1,840,017 of net cash was provided by operating activities of the Company. The major adjustments to reconcile this result to the

Company's net profit of $173,604 include a decrease in trading securities of $5,678,885, a decrease in receivables of $1,917,995 and unrealized depreciation on investment securities of $644,506 and a $140,892 decrease in prepaid and deferred expenses which are partially offset by a decrease in accounts payable and accrued liabilities of $5,820,783 and a realized gain on investment securities of $977,480. In the quarter, $1,749,592 of net cash was used by the Company in investing activities, which is primarily the result of $8,961,785 in proceeds from the sale of short-term investment securities being more than offset by the purchase of $10,666,360 of short-term investment securities and $45,017 of additions to furniture and equipment. $75,260 of net cash was used in financing activities in the quarter, consisting of payments to retire common stock. The net increase in cash and cash equivalents for the quarter totaled $15,165. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At March 31, 1998, the Company had no material commitments for capital expenditures.

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

          None

Item 3. Defaults upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          None

Item 5. Other Information.

          None

Item 6. Exhibits and Reports on Form 8-K

          Exhibit
             No.         Description
          -------        -----------

            27           Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAULSON CAPITAL CORP.



Date:  MAY 4, 1998                By:  CHESTER L.F. PAULSON
       --------------------            ----------------------------
                                       Chester L.F. Paulson
                                       President



Date:   MAY 12, 1998              By:  CAROL RICE
        -------------------            ----------------------------
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