Form 10QSB
period 1998-06-30
PAULSON CAPITAL CORP
filed 1998-08-12
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the Quarter ended June 30, 1998

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

!
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


              Number of shares outstanding of each of the issuer's
                 classes of common stock, as of August 3, 1998:

                  Common stock, no par value - 3,956,169 shares

           Transitional Small Business Disclosure Format Yes     No X
                                                             ---   ---

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

ASSETS                                                6/30/98           12/31/97

CURRENT ASSETS

Cash and cash equivalents                              95,218             73,220
Receivable from broker-dealers and
  clearing organizations                            1,196,973          4,497,086
Notes and other receivables                           874,610            657,918
Trading securities                                  3,494,947          8,901,802
Investment securities                               7,333,778          7,068,580
Refundable income taxes                               996,847            101,907
Prepaid and deferred expenses                         190,588            400,845
Secured demand note                                        --            100,000
Deferred income taxes                                 289,100            289,100
                                                  -----------        -----------

Total current assets                               14,472,061         22,090,458
                                                  -----------        -----------

FURNITURE AND EQUIPMENT, net                          290,264            202,605
                                                  -----------        -----------

INVESTMENT IN REAL ESTATE                             169,900            169,900
                                                  -----------        -----------

DEFERRED INCOME TAXES                                      --                 --
                                                  -----------        -----------

                                                  $14,932,225        $22,462,963
                                                  ===========        ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                                   (unaudited)


                                                      6/30/98           12/31/97

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities         $    199,055       $    264,294
Payable to broker-dealers and clearing
  organizations                                     1,089,051          6,041,296
Compensation, employee benefits and
  payroll taxes                                       454,519          1,942,906
Securities sold, not yet purchased                    187,008            330,729
Income taxes payable                                       --                 --
Subordinated note payable                                  --            100,000
                                                 ------------       ------------

Total current liabilities                           1,929,633          8,679,225
                                                 ------------       ------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued and
  outstanding, no shares                                   --                 --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,956,169 and
  3,970,536, respectively                             791,543            794,416
Retained earnings                                  12,211,049         12,989,322
                                                 ------------       ------------

                                                   13,002,592         13,783,738
                                                 ------------       ------------

                                                 $ 14,932,225       $ 22,462,963
                                                 ============       ============

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the three and six month periods ended
                   June 30, 1998 and June 30, 1997 (unaudited)

                                         Three months ended               Six months ended
                                        6/30/98      6/30/97            6/30/98      6/30/97
Revenues
Commissions                           $ 2,777,981   $ 2,748,611       $ 5,495,454   $ 5,208,165
Corporate finance                          39,326       548,975           271,691       848,384
Investment income                        (795,141)      760,055          (462,167)    2,248,253
Trading income (loss)                      17,535       381,547           366,089       618,797
Interest and dividends                      1,204         1,331             2,002         2,740
Other                                       5,366         7,432            10,343        16,456
                                       ----------     ---------        ----------    ----------

                                        2,046,271     4,447,951         5,683,412     8,942,795
                                       ----------     ---------        ----------    ----------
Expenses
Commissions and salaries                2,299,006     2,616,310         4,721,037     4,983,360
Underwriting expenses                       2,503       131,742           160,742       145,575
Rent, telephone and
     quotation services                   207,255       189,000           422,029       383,642
Interest expense                            1,046         1,464             2,561         2,996
Professional fees                         117,128       176,325           212,196       318,232
Bad debt expense                           30,000        29,513            60,000        58,513
Travel and entertainment                   75,924        40,701           139,856        79,988
Settlements                                    --         7,000             3,693         7,000
Other                                     308,635       280,026           667,184       669,060
                                       ----------     ---------        ----------    ----------

                                        3,041,497     3,472,081         6,389,298     6,648,366
                                       ----------     ---------        ----------    ----------

Earnings (loss) before income taxes      (995,226)      975,870          (705,886)    2,294,429

Provision for income taxes
  Current                                (115,736)      392,500                --       920,000
  Deferred                                     --            --                --            --
                                       -----------    ---------        ----------    ----------

Net Earnings (Loss)                    $ (879,490)    $ 583,370        $ (705,886)   $1,374,429
                                       ===========    =========        ===========   ==========

Earnings (loss) per share              $    (0.22)    $    0.15        $    (0.18)   $     0.35
                                       ===========    =========        ===========   ==========


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the three year period ended December 31, 1997
               and the six months ended June 30, 1998 (unaudited)


                                                          Common Stock
                                            ------------------------------------------             Retained
                                                  Shares                   Amount                  Earnings
                                            -----------------         ----------------        --------------------

Balance at December 31, 1994                    4,363,501                  775,730                  1,225,043

Issuance of common stock in lieu
    of directors' cash compensation                10,338                   10,500                          -

Redemption of common stock                        (49,300)                 (50,341)                         -

Net earnings for the year                               -                        -                  2,925,033
                                            -----------------        -----------------         -------------------
Balance at December 31, 1995                   4,324,539                  735,889                  4,150,076

Exercise of stock options                          38,570                   40,892                          -

Issuance of common stock in lieu
    of directors' cash compensation                 3,432                    7,500                          -

Redemption of common stock                       (285,300)                 (50,580)                  (712,432)

Net earnings for the year                               -                        -                  5,727,202
                                            -----------------        -----------------         -------------------

Balance at December 31, 1996                    4,081,241            $     733,701             $    9,164,846

Exercise of stock options                          87,140                   89,283                          -

Issuance of common stock in lieu
    of directors' cash compensation                 2,266                    8,000                          -

Redemption of common stock                       (200,111)                 (36,568)                  (529,919)

Net earnings for the year                               -                        -                  4,354,395
                                            -----------------        -----------------         -------------------

Balance at December 31, 1997                    3,970,536            $     794,416             $   12,989,322

Exercise of stock options                               -                        -                          -

Redemption of common stock                       ( 14,367)                 ( 2,873)                  ( 72,387)

Net earnings for the year to date                       -                        -                   (705,886)
                                            -----------------        -----------------         -------------------

Balance at June 30, 1998                        3,956,169            $     791,543             $   12,211,049
                                            =================        =================         ===================

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the six month periods ended June 30, 1998 and June 30, 1997

                                                                      6/30/98              6/30/97
                                                                   ---------------     ----------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                              $  (705,886)        $ 1,374,429
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                 1,695,237            (165,909)
          Realized gain on investment securities                      (1,233,070)         (2,115,407)
          Depreciation and amortization                                   37,320              28,937
          Gain from sale of furniture and equipment                         (300)             (6,799)
          Change in assets and liabilities
              Receivables                                              3,083,421           2,042,418
              Trading securities                                       5,406,855            (792,223)
              Refundable income taxes                                   (894,940)           (389,031)
              Prepaid and deferred expenses                              210,257            (203,931)
              Accounts payable and accrued liabilities                (6,505,871)         (3,516,476)
              Securities sold, not yet purchased                          56,279             594,270
              Bank overdraft                                                  --                  --
              Income taxes payable                                            --                  --
                                                                   ---------------     ----------------

       Net cash provided by (used in) operating activities             1,149,302          (3,149,722)
                                                                   ---------------     ----------------

Cash flows from investing activities
    Purchases of investment securities                               (13,861,429)         (7,161,322)
    Proceeds from sale of investment securities                       12,934,064          10,744,660
    Additions to furniture and equipment                                (124,979)            (31,396)
    Proceeds from sale of furniture and equipment                            300               9,600
                                                                   ---------------     ----------------

       Net cash provided by (used in) investing activities           $(1,052,044)        $ 3,561,542
                                                                   ---------------     ----------------




         The accompanying notes are an integral part of these statements

                                                                       6/30/98             6/30/97
                                                                   ---------------     ---------------

Cash flows from financing activities
    Proceeds from exercise of stock options                              -                  40,892
    Payments to retire common stock                                   (75,260)            (561,236)
    Decrease in bank overdraft payable                                   -                    -
                                                                   ---------------     ---------------

       Net cash provided by (used in) financing activities            (75,260)            (520,344)
                                                                   ---------------     ---------------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                     21,998             (108,524)

Cash and cash equivalents at beginning of year                         73,220              185,445
                                                                   ---------------     ---------------

Cash and cash equivalents at June 30                               $   95,218          $    76,921
                                                                   ===============     ===============



Cash paid during the three months for

    Interest                                                       $    1,046          $     1,464
                                                                   ===============     ===============

    Income taxes                                                   $  819,940          $ 1,313,130
                                                                   ===============     ===============





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

3. Commitments and Contingencies

     The Company and PIC are defendants in Holly Millar and Bertram Ostrau v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified, although a motion for class certification is expected shortly. The case is set for trial April 6, 1999. Factual discovery in this matter has begun and should be completed by October 1998. Therefore, the Company and PIC are still investigating this matter but believe they have meritorious defenses and intend to defend this matter vigorously. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit.

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

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                    Quarter Ended June 30             Six Months Ended June 30
                                        1998 vs. 1997                       1998 vs. 1997

Revenues:
Sales Commissions                   $    29,370         1.1%          $    287,289          5.5%
Corporate Finance                      (509,649)      (92.8%)             (576,693)       (68.0%)
Investment Income                    (1,555,196)     (204.6%)           (2,710,420)      (120.6%)
Trading Income                         (364,012)      (95.4%)             (252,708)       (40.8%)
Other                                    (2,193)      (25.0%)               (6,851)       (35.7%)
                                    ------------     --------         -------------      --------

Total                               $(2,401,680)      (54.0%)         $ (3,259,383)       (36.4%)

Expenses:
Commissions and Salaries            $  (317,304)      (12.1%)         $   (262,323)        (5.3%)
Underwriting Expenses                  (129,239)      (98.1%)               15,167         10.4%
Rent, Telephone and Quotes               18,255         9.7%                38,387         10.0%
Other                                    (2,296)       (0.4%)              (50,299)        (4.4%)
                                    ------------      -------         -------------       -------

Total                               $  (430,584)      (12.4%)         $   (259,068)        (3.9%)

Pretax Income                       $(1,971,096)          N/A         $ (3,000,315)          N/A

     Total revenues for the second quarter of 1998 fell 54.0 percent from the second quarter of 1997, from $4,447,951 to $2,046,271. As shown in the table above, sales commissions rose $29,370, or 1.1 percent, from $2,748,611 in the second quarter of 1997 to $2,777,981 in the comparable 1998 period. This small increase resulted primarily from the active trading levels in smaller capitalization issues in the 1998 quarter compared to 1997, particularly in companies for which PIC had recently completed public offerings. Corporate finance revenues fell 92.8 percent, or $506,649, in the second quarter of 1998 compared to the second quarter of 1997. One corporate finance transaction was completed in the 1997 quarter in which PIC acted as the managing underwriter, raising a total of $20.70 million for the issuer; only one private placement raising $690,000 was completed in the 1998 quarter. Investment income fell $1,555,196 to a loss of $795,141 in the second quarter of 1998 from a gain of $760,055 in the second quarter of 1997. No underwriter warrants were exercised in either period. The decline was due to substantial realized gains on positions in the investment account in the 1997 quarter and substantial losses in the investment account in 1998. Trading income fell $364,012, or 95.4 percent, from $381,547 in the second quarter of 1997 to $17,535 in the comparable 1998 period, due primarily to losses on inventory positions in the 1998 quarter.

     Total expenses fell $430,584 in the second quarter of 1998 from the comparable 1997 period, a decrease of 12.4 percent, to $3,041,497 from $3,472,081. Commissions and salaries fell $317,304, or 12.1 percent, to $2,299,006 in the 1998 period from $2,616,310 in 1997. This decrease was primarily due to an increased percentage of commission revenues coming from employee salespersons in PIC's offices in Portland and Salem offices relative to independent salespersons in other branch offices, resulting in a lower level of commissions paid. Employee salespersons receive a lower percentage of commission revenues. Underwriting expenses decreased by $129,239, due to the lack of any completed public corporate finance transactions in the 1998 quarter. Rent, telephone and quote expenses increased to $207,255 in the 1998 period from $189,000 in 1997, an increase of 9.7 percent, primarily due to decreased overhead reimbursements from independent contractor representatives. Other expenses decreased 0.4 percent to $532,733 in the second quarter of 1998 from $535,029 in the second quarter of 1997.

     The Company had a pretax loss of $995,226 in the second quarter of 1998 compared to a pretax profit of $975,870 in the second quarter of 1997. The biggest factor in this decline was the decrease in investment income in the 1998 quarter, which added to declines in PIC's corporate finance and trading activities. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued a refund of $115,736 in income taxes for the second quarter of 1998, compared to an accrual for income taxes in the second quarter of 1997 of $392,500. Independent of investment income, the Company would have had a loss before income taxes of $200,085 in the second quarter of 1998 compared to a profit before income taxes of $215,815 in the second quarter of 1997.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1995, 1996, 1997 and early 1998 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in the second quarter of 1998 and in 1994 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of June 30, 1998, no net loans were outstanding pursuant to this arrangement. PIC had no subordinated loans at June 30, 1998. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June 30, 1998, PIC owned 33 underwriter warrants (from 31 issuers), of which 27 were currently exercisable. Seven of the exercisable warrants had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the six months ended June 30, 1998, $1,149,302 of net cash was provided by operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit included a decrease in accounts payable and accrued liabilities of $6,505,871 and a realized gain on investment securities of $1,233,070 being more than offset by a decrease in trading securities of $5,406,855, a decrease in receivables of $3,083,421, unrealized depreciation of $1,695,237 on investment securities and a decrease in prepaid and deferred expenses of $210,257. In the first six months of 1998, $1,052,044 of net cash was used by the Company in investing activities, primarily resulting from $12,934,064 of proceeds from the sale of short-term investment securities being more than offset by the purchase of $13,861,429 of short-term investment securities and the purchase of $124,979 in furniture and equipment. In the first six months of 1998, $75,260 of net cash was used in financing activities to retire common stock. The net increase in cash and cash equivalents for the six month period totaled $21,998. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At June 30, 1998, the Company had no material commitments for capital expenditures.

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

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting on June 16, 1998. The three existing Company directors (Chester L.F. Paulson, Jacqueline M. Paulson and Kenneth T. LaMear) were elected for additional one year terms and three new directors (Shannon P. Pratt, Paul Shoen and John Westergaard) were also elected to one year terms. In addition, the Company's shareholders approved a proposal to authorize an amendment to the articles of incorporation of the Company to effect a 1-for-4 reverse split of the Common Stock of the Company upon the occurrence of certain events, with 3,790,243 shares voting for the proposal, 133,805 shares voting against the proposal, with 15,500 votes abstaining. Under the proposal, the Company's directors are authorized to effect the reverse split if the closing bid of the Company's common stock falls below $1.00 and the directors determine that the reverse split is in the best interests of the Company's shareholders. The purpose of the proposal was to enable the Company to maintain a listing for the Company's common stock on the Nasdaq System.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K

        Exhibit
          No.                Description
        -------              -----------

           27                Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAULSON CAPITAL CORP.



Date:    8/5/98                        By:  CHESTER L.F. PAULSON
     ---------------------                --------------------------------------
                                            Chester L.F. Paulson
                                            President


Date:    8/6/98                        By:  CAROL RICE
     ---------------------                --------------------------------------
                                            Carol Rice
                                            Principal Accounting Officer

                                  EXHIBIT INDEX

      Exhibit                                                     Sequential
        No.                Description                             Page No.


        27                 Financial Data Schedule