Form 10QSB
period 1998-09-30
PAULSON CAPITAL CORP
filed 1998-11-16
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter ended September 30, 1998

                         Commission file number: 0-18188

                              PAULSON CAPITAL CORP.
                              ---------------------
              Exact name of registrant as specified in its charter


                 Oregon                            93-0589534
                 ------                            ----------
         (State of incorporation)       (I.R.S. Employer Identification)


         811 S.W. Naito Parkway
             Portland, OR                             97204
         ----------------------                       -----
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

              Number of shares outstanding of each of the issuer's
                classes of common stock, as of November 3, 1998:

                  Common stock, no par value - 3,841,169 shares

           Transitional Small Business Disclosure Format: Yes     No  X
                                                              ---    ---

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                          9/30/98                  12/31/97
ASSETS

CURRENT ASSETS

Cash and cash equivalents             $    60,675              $    73,220
Receivable from broker-dealers and
  clearing organizations                1,474,294                4,497,086
Notes and other receivables               887,232                  657,918
Trading securities                      1,435,311                8,901,802
Investment securities                   7,311,994                7,068,580
Refundable income taxes                   931,188                  101,907
Prepaid and deferred expenses             213,772                  400,845
Secured demand note                            --                  100,000
Deferred income taxes                     289,100                  289,100
                                      -----------              -----------

Total current assets                   12,603,566               22,090,458
                                      -----------              -----------

FURNITURE AND EQUIPMENT, net              272,320                  202,605
                                      -----------              -----------

INVESTMENT IN REAL ESTATE                 169,900                  169,900
                                      -----------              -----------

DEFERRED INCOME TAXES                          --                       --
                                      -----------              -----------

                                      $13,045,786              $22,462,963
                                      ===========              ===========


        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                   (unaudited)


                                                9/30/98                 12/31/97
LIABILITIES AND
SHAREHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts payable and accrued liabilities    $   213,539              $   264,294
Payable to broker-dealers and clearing
  organizations                               1,715,746                6,041,296
Compensation, employee benefits
  and payroll taxes                             358,080                1,942,906
Securities sold, not yet purchased               90,354                  330,729
Income taxes payable                                 --                       --
Subordinated note payable                            --                  100,000
                                            -----------              -----------

Total current liabilities                     2,377,719                8,679,225
                                            -----------              -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued
  and outstanding, no shares                         --                       --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,865,169 and
  3,970,536, respectively                       773,343                  794,416
Retained earnings                             9,894,724               12,989,322
                                            -----------              -----------

                                             10,668,067               13,783,738
                                            -----------              -----------

                                            $13,045,786              $22,462,963
                                            ===========              ===========


        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the three and nine month periods ended
              September 30, 1998 and September 30, 1997 (unaudited)


                                             Three months ended                 Nine months ended
                                           9/30/98         9/30/97           9/30/98         9/30/97
Revenues
Commissions                            $ 2,406,274     $ 3,455,578       $ 7,901,728     $ 8,663,743
Corporate finance                          672,582         783,757           944,273       1,632,141
Investment income                       (1,837,097)      2,704,082        (2,299,264)      4,952,335
Trading income (loss)                     (112,489)        454,040           253,600       1,072,837
Interest and dividends                       3,427           1,396             5,429           4,136
Other                                        6,532           6,731            16,875          23,187
                                       -----------     -----------       -----------     -----------

                                         1,139,229       7,405,584         6,822,641      16,348,379
                                       -----------     -----------       -----------     -----------
Expenses
Commissions and salaries                 2,197,909       3,357,143         6,918,946       8,340,503
Underwriting expenses                      314,780         140,909           475,522         286,484
Rent, telephone and
     quotation services                    192,901         234,307           614,930         617,949
Interest expense                                --           1,500             2,561           4,496
Professional fees                          113,428         159,145           325,624         477,377
Bad debt expense                            30,471          30,000            90,471          88,513
Travel and entertainment                    50,279          44,881           190,135         124,869
Settlements                                 19,005          37,299            22,698          44,299
Other                                      322,019         390,520           989,203       1,059,580
                                       -----------     -----------       -----------     -----------

                                         3,240,792       4,395,704         9,630,090      11,044,070
                                       -----------     -----------       -----------     -----------

Earnings (loss) before income taxes     (2,101,563)      3,009,880        (2,807,449)      5,304,309

Provision for income taxes
  Current                                       --       1,202,000                --       2,122,000
  Deferred                                      --              --                --              --
                                       -----------     -----------       -----------     -----------

Net Earnings (Loss)                    $(2,101,563)    $ 1,807,880       $(2,807,449)    $ 3,182,309
                                       ===========     ===========       ===========     ===========

Earnings (loss) per share              $     (0.55)    $      0.45       $     (0.73)    $      0.80
                                       ===========     ===========       ===========     ===========


                        The accompanying notes are an integral part of these statements


                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the three year period ended December 31,
                1997 and the nine months ended September 30, 1998
                                   (unaudited)

                                             Common Stock
                                       -------------------------          Retained
                                           Shares         Amount          Earnings
                                       ----------     ----------        ------------
Balance at December 31,  1994           4,363,501        775,730         $ 1,225,043

Issuance of common stock in lieu
    of directors' cash compensation        10,338         10,500                   -

Redemption of common stock                (49,300)       (50,341)                  -

Net earnings for the year                       -              -           2,925,033
                                       ----------     ----------         -----------

Balance at December 31,  1995           4,324,539        735,889         $ 4,150,076

Exercise of stock options                  38,570         40,892                   -

Issuance of common stock in lieu
    of directors' cash compensation         3,432          7,500                   -

Redemption of common stock               (285,300)       (50,580)           (712,432)

Net earnings for the year                       -              -           5,727,202
                                       ----------     ----------         -----------

Balance at December 31, 1996            4,081,241     $  733,701         $ 9,164,846

Exercise of stock options                  87,140         89,283                   -

Issuance of common stock in lieu
    of directors' cash compensation         2,266          8,000                   -

Redemption of common stock               (200,111)       (36,568)           (529,919)

Net earnings for the year                       -              -           4,354,395
                                       ----------     ----------         -----------

Balance at December 31, 1997            3,970,536     $  794,416         $12,989,322

Exercise of stock options                       -              -                   -

Redemption of common stock               (105,367)       (21,073)           (287,149)

Net earnings for the year to date               -              -          (2,807,449)
                                       ----------     ----------         -----------

Balance at September 30, 1998           3,865,169     $  773,343         $ 9,894,724
                                       ==========     ==========         ===========


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           (unaudited) for the nine month periods ended September 30,
                           1998 and September 30, 1997


                                                                9/30/98          9/30/97
                                                           ------------     ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings (loss)                                      $ (2,807,449)    $  3,182,309
  Adjustments to reconcile net earnings (loss) to
    net cash used in operating activities
      Unrealized (appreciation) depreciation
        on investment securities                              2,032,453           18,084
      Realized (gain) loss on investment securities             266,812       (5,006,609)
      Depreciation and amortization                              58,330           43,422
      Gain from sale of furniture and equipment                    (300)          (6,799)
      Change in assets and liabilities
        Receivables                                           2,893,478        3,006,875
        Trading securities                                    7,466,491       (1,984,089)
        Refundable income taxes                                (829,281)         412,261
        Prepaid and deferred expenses                           187,073          (40,529)
        Accounts payable and accrued liabilities             (6,061,131)      (3,296,820)
        Securities sold, not yet purchased                      (40,375)        (118,291)
        Bank overdraft                                               --               --
        Income taxes payable                                         --          293,646
                                                           ------------     ------------

     Net cash provided by (used in) operating activities      3,166,101       (3,496,540)
                                                           ------------     ------------

Cash flows from investing activities
  Purchases of investment securities                        (19,159,011)     (15,545,898)
  Proceeds from sale of investment securities                16,416,332       19,461,307
  Additions to furniture and equipment                         (128,045)         (68,249)
  Proceeds from sale of furniture and equipment                     300            9,600
                                                           ------------     ------------

    Net cash provided by (used in) investing activities    $ (2,870,424)    $  3,856,760
                                                           ------------     ------------


         The accompanying notes are an integral part of these statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

                                                              9/30/98          9/30/97
                                                           ----------       ----------
Cash flows from financing activities
  Proceeds from exercise of stock options                           -           89,283
  Payments to retire common stock                            (308,222)        (561,236)
  Decrease in bank overdraft payable                                -                -
                                                           ----------       ----------

     Net cash provided by
       (used in) financing activities                        (308,222)        (471,953)
                                                           ----------       ----------


          NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS                              (12,545)        (111,733)

Cash and cash equivalents at beginning of year                 73,220          185,445
                                                           ----------       ----------

Cash and cash equivalents at September 30                  $   60,675       $   73,712
                                                           ==========       ==========



Cash paid during the three months for

    Interest                                               $       --       $    1,500
                                                           ==========       ==========

    Income taxes                                           $    6,481       $   97,669
                                                           ==========       ==========


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

3. Commitments and Contingencies

     The Company and PIC are defendants in Holly Millar and Bertram Ostrau v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified. The case is set for trial April 6, 1999. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit. PIC and plaintiffs reached a settlement in principle in August 1998. The settlement is subject to court approval. The total payment by PIC under the settlement would depend upon the number of purchasers in the public offering who file valid claims. PIC believes the maximum total payment by PIC under the settlement would be approximately $920,000, but the actual payment could be less, depending upon the number of valid claims filed. A disagreement among the parties has arisen during the drafting of the settlement agreement on terms which would not affect PIC's analysis of the potential settlement payment. At this time, it is unclear what effect this disagreement will have on the settlement. If the case does not settle, the Company and PIC believe they have meritorious defenses and intend to defend this matter vigorously.

     Richard Toscano Claim Richard Toscano, a former PIC customer, has filed an arbitration claim against PIC and Jeff Hudson, a former PIC broker, alleging various securities law violations, including unsuitability and misrepresentation, in connection with his account with PIC. He has also alleged that PIC failed to supervise Mr. Hudson. Mr. Toscano seeks damages in excess of $90,000 plus interest, attorney fees and punitive damages. An arbitration hearing for this matter is set for January 17, 1999. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                    Quarter Ended Sept. 30           Nine Months Ended Sept. 30
                                        1998 vs. 1997                     1998 vs. 1997
Revenues:
Sales Commissions                 $(1,049,304)        (30.4 %)       $  (762,015)         (8.8 %)
Corporate Finance                    (111,175)        (14.2 %)          (687,868)        (42.2 %)
Investment Income                  (4,541,179)       (167.9 %)        (7,251,599)       (146.4 %)
Trading Income                       (566,529)       (124.8 %)          (819,237)        (76.4 %)
Other                                   1,832          22.5 %             (5,019)        (18.4 %)
                                  -----------         -------        -----------         -------

Total                             $(6,266,355)        (84.6 %)       $(9,525,738)        (58.3 %)

Expenses:
Commissions and Salaries          $(1,159,234)        (34.5 %)       $(1,421,557)        (17.0 %)
Underwriting Expenses                 173,871         123.4 %            189,038          66.0 %
Rent, Telephone and Quotes            (41,406)        (17.7 %)            (3,019)         (0.5 %)
Other                                (128,143)        (19.3 %)          (178,442)         (9.9 %)
                                  -----------         -------        -----------          ------

Total                             $(1,154,912)        (26.3 %)       $(1,413,980)        (12.8 %)

Pretax Income                     $(5,111,443)       (169.8 %)       $(8,111,758)       (152.9 %)

     Total revenues for the third quarter of 1998 fell 84.6 percent from the third quarter of 1997, to $1,139,229 from $7,405,584. As shown in the table above, sales commissions fell $1,049,304, or 30.4 percent, to $2,406,274 in the third quarter of 1998 from $3,455,578 in the comparable 1997 period. This decrease resulted primarily from the more favorable price movements and trading levels in smaller capitalization issues in the 1997 quarter, compared to substantially less favorable levels in 1998. (The Nasdaq Industrial Index rose
16.3 percent in the third quarter of 1997 compared to a fall of 22.7 percent in the 1998 quarter.) Corporate finance revenues fell 14.2 percent, or $111,175, in the third quarter of 1998 compared to the third quarter of 1997.

PROOFREAD THE FOLLOWING PARAGRAPH, then reconnect these three paragraphs:

One corporate finance transaction totaling $ 7.9 million was completed in the 1997 quarter and two transactions totaling $16.4 million were completed in the 1998 quarter. The 1998 transactions, which consisted of a private placement and a public offering for which PIC acted as co-manager, resulted in significantly smaller margins than those received by PIC in the 1997 transaction, which was a public offering and for which PIC acted as the sole manager.

Investment income fell $4,541,179 or
167.9 percent, to a loss of $1,837,097 in the third quarter of 1998 from a gain $2,704,082 in the third quarter of 1997. This decline was due to substantial realized losses on several positions in the investment account in 1998 compared to realized gains in the investment account in the 1997 quarter. Trading income fell $566,529, or 124.8 percent, from $454,040 in the third quarter of 1997 to a loss of $112,489 in the comparable 1998 period. This decrease was primarily due to significant price declines in the quarter in issues for which PIC had acted as the managing underwriter in corporate finance transactions.

     Total expenses fell $1,154,912 in the third quarter of 1998 from the comparable 1997 period, a decrease of 26.3 percent, to $3,240,792 from $4,395,704. Commissions and salaries fell $1,159,234, or 34.5 percent, to $2,197,909 in the 1998 quarter from $3,357,143 in 1997. This decrease was primarily due to decreased commission revenues resulting in a lower level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses rose by $173,871, or 123.4 percent, due primarily to the completion of two transactions and the write-off of certain expenses relating to corporate finance transactions that were terminated; there was a single corporate finance transaction completed in the 1997 quarter. Rent, telephone and quote expenses decreased to $192,901 in the 1998 period from $234,307 in 1997, a decrease of
17.7 percent, primarily due to decreased transaction-related quotation charges and decreased long-distance charges related to the overall slowdown in commission business. Other expenses decreased 19.3 percent, or $128,143, to $535,202 in the third quarter of 1998 from $663,345 in the third quarter of 1997. The largest factors in this decrease were a $180,260 decreased accrual for employee profit sharing and a $45,717 decrease in professional fees more than offsetting a $118,362 increase in insurance costs.

     The Company had a pretax loss of $2,101,563 in the third quarter of 1998 compared to a pretax profit of $3,009,880 in the third quarter of 1997. The biggest factor in this decrease was the substantial loss in investment income in the 1998 quarter compared to the substantial gain in the

1997 quarter, which added to decreases in PIC's general securities and trading activities. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company did not accrue any income taxes in the quarter, compared to an accrual of $1,202,000 in income taxes for the third quarter of 1997. Independent of investment income, the Company would have had a loss before income taxes of $264,466 in the third quarter of 1998 compared to profit before income taxes of $305,798 in the third quarter of 1997.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1995, 1996 and 1997 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in 1998 and in 1994 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of September 30, 1998, PIC owed its clearing firm $241,452 pursuant to this arrangement. PIC had no subordinated loans at September 30, 1998. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At September 30, 1998, PIC owned 33 underwriter warrants (from 31 issuers), of which 27 were currently exercisable. Four of the exercisable warrants had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the nine months ended September 30, 1998, $3,166,101 of net cash was provided by operating activities of the Company. The major adjustments to reconcile this result to the Company's net loss included a decrease in accounts payable and accrued liabilities of $6,061,131 and an increase in refundable income taxes of $829,281 being more than offset by an unrealized loss on investment securities of $2,032,453, a decrease in trading securities of $7,466,491, and a decrease in receivables of $2,893,478. In the first nine months of 1998, $2,870,424 of net cash was used by the Company in investing activities, primarily resulting from $16,416,332 of proceeds from the sale of short-term investment securities being more than offset by the purchase of $19,159,011 of short-term investment securities and the purchase of $128,045 in furniture and equipment. In the first nine months of 1998, $308,222 of net cash was used in financing activities to retire common stock. The net decrease in cash and cash equivalents for the nine month period totaled $12,545. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At September 30, 1998, the Company had no material commitments for capital expenditures.

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

Year 2000 Efforts

     The Company has begun to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (the "Y2K" issue). The Company has no proprietary operating system or applications software, nor do any of its operations use mainframe or mini-computer systems. Therefore, the Company's focus with respect to the Y2K issue is: (1) its PC hardware and software purchased from third parties; and (2) external suppliers and service providers.

     The general phases of the Company's Y2K efforts are: (1) inventorying computer hardware and software and other items which may be affected by the Y2K issue; (2) assigning priorities to identified items; (3) assessing the Y2K compliance of items determined to be material to the to the Company; (4) repairing or replacing material items that are determined not to be Y2K compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for the Company.

     The Company has been conducting a comprehensive review and analysis of its information systems since early 1998 and completed an inventory of its computer technology and determination of material items in the third quarter. Material items are those believed by the Company to have a risk involving property damage or affecting revenues. During the remainder of 1998 and in the first half of 1999, the Company expects to begin upgrading and replacing certain components of its computer technology. The Company expects to replace a large number of its desktop personal computers with newer Y2K compliant models, and it may also upgrade server hardware and/or software for certain of its network systems, pending the outcome of testing expected to be conducted in early 1999. All testing of hardware and software will be performed by the Company in conjunction with certain of its external suppliers. The Company also expects to upgrade or convert operating system and applications software that is not Y2K compliant. The Company believes the upgrade or conversion of its desktop hardware and applications and operating system software is approximately 20 percent complete and expects these upgrades and conversions to be completed by June 30, 1999. The Company believes these efforts were on schedule as of September 30, 1998. The testing phase is conducted as hardware or software is replaced and is also scheduled to be completed by mid-1999. Contingency planning for the desktop computers and related software began in the third quarter of 1998 and is expected to be completed by the third quarter of 1999.

     The Company's efforts with respect to external suppliers and service providers involves identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled for the first quarter of 1999. The Company believes these efforts were on schedule as of September 30, 1998. The most critical service provider to PIC, the Company's operating subsidiary, is its clearing firm, Correspondent Services Corporation ("CSC") and CSC's parent company, PaineWebber, which serves as the custodian for PIC's brokerage customers. CSC has established a plan to thoroughly address the Y2K issue, which the Company has reviewed. PIC is working with CSC and PaineWebber and believes it is taking all appropriate steps to assess CSC's readiness with respect to the Y2K issue.

     The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The estimated total cost of the Company's Y2K efforts is estimated to be between $180,000 and $280,000. The total amount expended on the Y2K issue by the Company through September 30, 1998 was $30,000. Of these expenditures, approximately $27,000 related to the cost to repair or replace software and related hardware problems and approximately $3,000 related to the cost of identifying and communicating with external suppliers and working with them on the Y2K issue. The estimated future cost of completing the Company's Y2K efforts is estimated to be between $150,000 and $250,000 between $125,000 and $200,000 to repair or replace software and related hardware and between $25,000 and $50,000 to identify and communicate with external suppliers. Funds for these costs are provided from PIC's operating budget.

     The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. These failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K efforts are expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material external suppliers. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes the assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and believed to have a reasonable basis, but there is no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

     The dates on which the Company believes the Company's Y2K efforts will be completed are based on its best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there is no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K efforts described above. A delay in the Y2K corrections by CSC could also impact the Company's readiness. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-parties, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Y2K issue that may affect its operations and business, or expose it to third-party liability.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 3 of Notes to Condensed Consolidated Financial Statements in Item
1.

Item 2. Changes in Securities.

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after March 31, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than January 16, 1999.

Item 6. Exhibits and Reports on Form 8-K

          Exhibit
            No.                    Description
          -------                  -----------

            27                     Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAULSON CAPITAL CORP.



Date:   November 4, 1998               By:    CHESTER L.F. PAULSON
     --------------------------           -----------------------------
                                              Chester L.F. Paulson
                                              President



Date:   November 6, 1998               By:     CAROL RICE
     -----------------------------        ------------------------------------
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