Form 10KSB
period 1998-12-31
PAULSON CAPITAL CORP
filed 1999-03-30
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                   ----------
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                      Commission file number:  0-18188
   December 31, 1998
                                   FORM 10-KSB

                              PAULSON CAPITAL CORP.
                              ---------------------
            Name of small business issuer as specified in its charter

          Oregon                                                93-0589534
          ------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


811 S.W. Naito Parkway, Suite 200
      Portland, OR                                                  97204
---------------------------------                                   -----
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

State issuer's revenues for its most recent fiscal year:
                                   $14,560,532

     As of March 22, 1999, 3,796,852 shares of the registrant's common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant's shares in the over-the-counter market as of such date) was $7,539,598.

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format:

Yes       No  X
   ----     -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     General

     Paulson Capital Corp. ("Paulson Capital" or the "Company"), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. ("PIC"), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 1998 PIC employed 20 brokers and had independent contractor arrangements with 78 brokers registered with the National Association of Securities Dealers, Inc. ("NASD"). PIC also employed a support staff of 37 persons in its headquarters in Portland, Oregon and in certain of its branch offices. At December 31, 1998 PIC had 36 branch offices throughout the United States.

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

     The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last five fiscal years:

                         1998        1997        1996        1995        1994
General Securities        78%         54%         47%         54%         84%
Trading                    4           5           6           4          (1)
Corporate Finance         12          17          18          10          14

Investment Income          6          24          29          32           2
Other                      0           0           0           0           1

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

     In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC's business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts. At December 31, 1998, no loans were outstanding pursuant to this arrangement. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

     Trading and Market Making

     In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. The amount of trading by PIC in the high yield bond market has not been material. At December 31, 1998, PIC made a market in approximately 34 securities of 22 issuers. Of these, 18 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 1998, PIC held securities of 24 companies in its investment account. In 1998, the value of securities held in the trading accounts and investment account ranged between $8,694,148 and $13,818,133. The level of positions carried in PIC's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of PIC's exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC's net capital rules. See "Net Capital Requirements."

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

     Between June 1, 1978 and December 31, 1998 PIC acted as the managing underwriter or co-managing underwriter for 131 securities offerings, raising approximately $764 million for corporate finance clients. Of these, 81 were initial public offerings. PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, for a period of five years at a price equal to 120 percent of the public offering price, although a portion of these warrants are typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering. See "Item 6 - Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources."

     Branch Offices

     PIC branch offices are generally run by independent contractors that assume liability for all the operating expenses of the branch. PIC typically receives between 15 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch's expenses. As of December 31, 1998, PIC had 36 branch offices in Arizona, California, Connecticut, Georgia, Hawaii, Idaho, Nevada, New Jersey, New York, Oregon, Texas, Utah and Washington. All of these branches except one in Salem, Oregon are operating as independent contractor offices. PIC continues to be responsible for all expenses of the Salem office.

     Research

     PIC employs three persons that devote a majority of their time to gathering and analyzing information which is intended to provide PIC with an adequate basis for performing its investment banking activities and to provide customers with a regular flow of information on the companies for which PIC has in the past provided investment banking services.

     Regulation

     PIC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934. It is also registered as a broker-dealer under the laws of 45 states and Washington, D.C. PIC is a member of the NASD.

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

     Net Capital Requirements

     PIC is required to maintain minimum "net capital" under the SEC's net capital rule of not less than 6.67 percent of its aggregate indebtedness. As of December 31, 1998, PIC had net capital of $8,064,062, which exceeded its minimum requirement of $129,784 by $7,934,278. The ratio of aggregate indebtedness of $1,946,765 to net capital of $8,064,062 on December 31, 1998 was approximately
0.24 to 1. In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction (usually about one week). This results in a significant temporary increase in PIC's required net capital. In many cases, the amount of securities underwritten by PIC has been limited by its net capital. Any significant reduction in PIC's net capital, even if PIC were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on PIC's ability to continue its investment banking activities.

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

     The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business. In addition, an increasing number of specialized firms now offer "discount" services to individual customers. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as portfolio valuation, investment recommendations and research. A growing number of discount brokerage firms offer their services over the Internet, further decreasing offered commission rates and increasing ease of use for customers. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect the Company. In addition, rapid growth in the mutual fund industry is presenting potential customers of PIC with an increasing number of alternatives to traditional stock brokerage accounts.

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

     Employees

     At December 31, 1998, PIC had 57 employees, of whom 37 were executives and support staff and 20 were involved in brokerage activities and compensated primarily on a commission basis. PIC also had independent contractor arrangements with 78 independent contractors, all of whom are compensated solely on a commission basis. Paulson Capital had no employees separate from PIC.

ITEM 2. DESCRIPTION OF PROPERTY

     PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 2002 at a monthly rent of $22,848. PIC's Salem office rents space on a month to month basis. The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company and PIC are defendants in Holly Millar and Bertram Ostrau v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified. The case is set for trial April 6, 1999. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit. PIC and plaintiffs reached a settlement in principle in August 1998. The settlement is subject to court approval. The total payment by PIC under the settlement would depend upon the number of purchasers in the public offering who file valid claims. PIC believes the maximum total payment by PIC under the settlement would be approximately $920,000, but the actual payment could be less, depending upon the number of valid claims filed. A disagreement among the parties has arisen during the drafting of the settlement agreement about terms which would not affect PIC's maximum potential settlement payment. At this time, it is unclear what effect this disagreement will have on the settlement. If the case does not settle, the Company and PIC believe they have meritorious defenses and intend to defend this matter vigorously.

     In October 1998, Russell W. Cummings, a former PIC customer, filed a lawsuit in California state court asserting claims against PIC and a former PIC broker alleging violations of the California Consumers Legal Remedies Act, fraud, negligent misrepresentation, breach of contract, tortious breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence. Prior to filing the complaint, plaintiff demanded payment of $250,000. The complaint seeks damages in excess of $100,000 in connection with options and short sales transactions beginning in 1996. PIC believes the lawsuit was filed in breach of plaintiff's agreement to arbitrate all disputes with PIC, and PIC intends to seek to compel plaintiff to arbitrate the matter. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously. Discovery has not yet commenced.

     In October 1998, Masood Asif filed a lawsuit in California state court against PIC, an officer and director of PIC, and a former PIC broker alleging breach of fiduciary duty, negligent misrepresentation, suppression of facts and churning. Plaintiff seeks damages of $100,000 and punitive damages of $100,000. Mr. Asif subsequently agreed to arbitrate his claims and to have his state court case stayed until the arbitration is completed. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

     In July 1998, Rose Wasserman, a former PIC customer, asserted claims against PIC and a PIC broker alleging churning, penny-stock violations, breach of fiduciary duty, fraud, violations of the federal securities laws, negligent misrepresentation and negligent supervision. Claimant has demanded approximately $35,000 to settle her claims and has indicated that she will file an NASD arbitration claim if the case is not settled. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration claim is filed.

     In January 1999, Shahid T. Choudhry, Lita A. Choudhry and Iqbal Waraich, former PIC customers, filed an arbitration against PIC and a former PIC broker alleging that the former PIC broker managed their account improperly, failed to follow claimant's instructions on particular transactions and failed to provide ongoing investment advice. Claimants allege negligence, fraud, unsuitability, breach of fiduciary duty, violations of the federal securities laws, failure to supervise and violation of NASD rules, seeking damages of $115,000, plus punitive damages and interest. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration claim or lawsuit is filed.

     In June 1998, Natalie P. Tirrell, a former PIC customer, filed an NASD arbitration claim asserting claims against PIC and Robert Castaneda, a PIC broker, alleging misrepresentations and excessive commissions. Claimant alleges damages in excess of $50,000. Based on PIC's early investigation of the claim, PIC has answered denying all liability. Discovery has not yet commenced. PIC has not had an opportunity to investigate this matter fully, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

                    1998 Prices                1997 Prices                1996 Prices
                  High        Low            High        Low            High       Low
1st Quarter      $6.750     $4.625          $3.188     $2.500          $1.188    $ .875
2nd Quarter       5.625      4.125           5.250      2.562           3.500      .906
3rd Quarter       4.125      2.312           6.875      3.500           3.188     1.750
4th Quarter       3.875      2.000           6.562      4.625           3.125     2.562

The high and low closing price for the first quarter of 1999 through March 11 were $5.500 and $2.625, respectively.

     As of March 11, 1999, there were 3,796,852 shares of the Company's common stock outstanding and held of record by 139 holders. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple shareholders. Based on the number of requests for the Company's proxy materials for its 1998 annual meeting, the Company believes there are approximately 450 beneficial holders of its common stock. The Company repurchased 177,967 shares of common stock during 1998. Additional shares of common stock may be repurchased from time to time in the future.

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

     In 1998 the Company issued an aggregate of 4,283 unregistered Shares of the Company's stock as compensation to persons attending meetings of its board of directors. Such persons include directors, executive officers of the Company, and a director of PIC who is neither an officer of the Company or PIC. These issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             SELECTED FINANCIAL DATA

                     (in thousands except per share amounts)

                          Income Statement Information

                                                       Years Ended December 31,
                                         1998        1997        1996       1995       1994
                                       -----------------------------------------------------
Revenues                               $14,560     $23,473     $25,618    $18,031    $ 9,345
Commissions and Salaries                10,371      12,552      12,092      9,688      7,782
Other Expenses                           4,108       4,003       4,073      3,637      3,319
Total Expenses                          14,479      16,555      16,165     13,325     11,101

Pretax Income (loss)                        81       6,918       9,453      4,706     (1,755)
Net Income (loss)                          (36)      4,354       5,727      2,925     (1,080)

Diluted Earnings (loss)                  ($.01)      $1.09       $1.33       $.67      ($.25)
  per share
Average number of common shares          3,918       4,005       4,323      4,357      4,372
outstanding

                           Balance Sheet Information

                                                          December 31,
                                          1998        1997       1996       1995       1994
                                       -----------------------------------------------------
Total Assets                           $16,071     $22,463     $16,291     $9,542    $ 4,653
Working Capital                         12,748      13,411       9,737      4,759      1,851
Short-Term Debt                              0         100         100        100        100
Long-Term Debt                               0           0           0          0          0
Shareholders' Equity                   $13,278     $13,784     $ 9,899     $4,886    $ 2,001


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

                     Summary of Changes in Major Categories
                             of Revenues and Expense

                                       1998 vs. 1997                     1997 vs. 1996
Revenues:
   Sales Commissions              ($1,404,382)     (11.0%)              $544,748        4.5%
   Corporate Finance               (2,208,823)     (56.3%)              (631,269)     (13.8%)
   Investment Income               (4,719,273)     (84.6%)            (1,765,814)     (24.0%)
   Trading Income                    (605,763)     (50.7%)              (301,286)     (20.1%)
   Other                               25,712       61.0%                  8,396       24.9%
Expenses:
   Commissions and Salaries       ($2,180,827)     (17.4%)              $459,550        3.8%
   Underwriting Expenses              235,911       31.0%               (183,533)     (19.4%)
   Rent, Telephone & Quotes             6,965        0.8%                 36,114        4.5%
   Other                             (137,933)      (5.7%)                77,778        3.3%
Pretax Income                     ($6,836,645)     (98.8%)           ($2,535,134)     (26.8%)


1998 Compared to 1997

     Total revenues for 1998 fell 38.0 percent from 1997, to $14,560,532 from $23,473,061. As shown in the table above, sales commissions fell $1,404,382, or
11.0 percent, to $11,324,412 in 1998 from $12,728,794 in 1997. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization OTC issues in 1998 compared to 1997. The Nasdaq Industrial Average rose more in 1997 (11.17 percent) than in 1998 (6.55 percent), and PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients, which experienced a less favorable market in 1998. Corporate finance revenues fell 56.3 percent, or $2,208,823, in 1998 compared to 1997. Four transactions were completed in 1998, raising a total of $37 million for the issuers; 6 transactions were completed in 1997, raising an aggregate of $93 million for corporate finance clients. Investment income decreased $4,719,273, to $861,738 in 1998 from $5,581,011 in 1997. No underwriter warrants were exercised in 1998 while one warrant was exercised in 1997, and the profits from investments sold in the investment account in 1997 were significantly greater than in 1998. Trading income fell $605,763, or 50.7 percent, to $589,822 in 1998 from $1,195,585 in 1997. This decline was due to lower trading levels in 1998 and the generally more favorable markets in smaller capitalization OTC issues in 1997 compared to 1998.

     Total expenses fell $2,075,884 in 1998 from 1997, a decrease of 12.5 percent to $14,479,189 from $16,555,073. Commissions and salaries fell $2,180,827, or 17.4 percent, to $10,370,979 in 1998 from $12,551,806 in 1997.
This decrease was primarily due to decreased commission revenues resulting in a lower level of commissions paid. Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive.

Underwriting expenses increased by $235,911, or 31.0 percent. While fewer transactions were completed in 1998, PIC was the sole manager for all transactions and bore all the expenses. In addition, expenses were incurred on transactions that were not completed. Rent, telephone and quote expenses increased to $842,437 in 1998 from $835,472 in 1997, an increase of 0.8 percent. Other expenses decreased 5.7 percent, to $2,267,545 in 1998 from $2,405,478 in 1997, with increased settlements and travel and entertainment expenses more than offset by declines in professional fees and other expenses.

     The Company had a pretax profit of $81,343 in 1998 compared to a pretax profit of $6,917,988 in 1997. The primary reasons for this decrease were the significant decreases in investment income, corporate finance revenues and trading income. Independent of investment income, the Company would have had pretax income of $1,336,977 in 1997 compared to a pretax loss of $780,395 in 1998. Investment income in 1995 through 1997 was significantly higher than in any previous year in the Company's history, due to gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur, and 1998's investment income, while lower than in 1995, 1996 and 1997, was higher than most years prior to 1995. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred an expense of $116,983 for income taxes in 1998, compared to $2,563,593 in 1997. Income taxes exceeded pretax income in 1998 due to an underestimation by the Company of taxes due in 1997.

1997 Compared to 1996

     Total revenues for 1997 fell 8.4 percent from 1996, from $25,618,286 to $23,473,061. As shown in the table above, sales commissions rose $544,748, or
4.5 percent, from $12,184,046 in 1996 to $12,728,794 in 1997. This small increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization OTC issues in 1997, compared to more moderate levels in 1996. The Nasdaq Industrial Average rose more in 1996 (15.03 percent) than in 1997 (14.57 percent), but PIC's focus is on very small capitalization issues, especially tied to PIC's corporate finance clients, which experienced a more favorable market in 1997. Corporate finance revenues fell 13.8 percent, or $631,269, in 1997 compared to 1996. Seven transactions were completed in 1996, raising a total of $118 million for the issuers; 6 transactions were completed in 1997, raising an aggregate of $93 million for corporate finance clients. Investment income decreased $1,765,814, from $7,346,825 in 1996 to $5,581,011 in 1997. Two underwriter warrants were exercised in 1996 while one warrant was exercised in 1997, and the profits from investments sold in the investment account in 1996 were significantly greater than in 1997. Trading income fell $301,286, or 20.1 percent, from $1,496,871 in 1996 to $1,195,585 in 1997. This decline was due to lower trading levels in 1997 and the generally more favorable markets in OTC issues in 1996 compared to 1997.

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

Liquidity and Capital Resources

     Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Item 1 Description of Business -- Net Capital Requirements" above. The Company's working capital at December 31, 1998 was $12,748,453. Of PIC's total assets (net of intercompany accounts) at December 31, 1998 of $15,316,031, approximately 77 percent consisted of securities in PIC's investment account and trading inventory of securities, at market value, and approximately 10 percent consisted of cash, certificates of deposit and receivables from its correspondent broker and other dealers.

     PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity and prices of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities. The overall decline in prices for the OTC securities traded by PIC in 1994 was combined with a general reduction in the liquidity of the markets for these securities. This situation was the reverse of 1997, 1996, 1995 and 1993, when increases in prices of OTC securities increased the liquidity of the markets for these securities. While OTC indices increased in price in 1998, prices and liquidity generally declined for very small capitalization issues, which are PIC's focus. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price. They include shares of restricted stock recorded by PIC, with an original cost of $946,475, currently valued at $326,475, which the Company believes, based upon available evidence, approximates market value.

     PIC borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 1998, no loans were owed by PIC to CSC pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 1998, PIC owned 31 underwriter warrants (from 29 issuers), of which 27 were currently exercisable and 10 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In 1998, $2,839,764 of net cash was provided by operating activities. The major adjustments to reconcile this result to the Company's net income included a decrease of $6,782,065 in trading securities, a $3,051,643 decrease in receivables, a realized gain on investment securities of $404,441 and a write-down of notes receivable of $267,193, partially offset by a decrease of $5,516,418 in accounts payable and accrued liabilities, $994,262 unrealized appreciation on investment securities and $718,273 in deferred income taxes. In 1998, $2,325,723 of net cash was used in investing activities, primarily purchases of investment securities exceeding sales of investment securities. Net cash used in financing activities in 1998 totalled $486,916, resulting from payments to repurchase common stock. See "Financial Statements -- Consolidated Statements of Cash Flows."

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

     At December 31, 1998, the Company had no material commitments for capital expenditures.

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

     The Company has been conducting a comprehensive review and analysis of its information systems since early 1998 and completed an inventory of its computer technology and a determination of material items in the third quarter. Material items are those believed by the Company to have a risk involving property damage or affecting revenues. During the first half of 1999, the Company is upgrading and replacing certain components of its computer technology. The Company is replacing a large number of its desktop personal computers with newer Y2K compliant models, and it is also upgrading server hardware and/or software for certain of its network systems. The Company is also conducting further hardware and software testing through the end of 1999. All testing of hardware and software will be performed by the Company in conjunction with certain of its external suppliers. The Company also expects to upgrade or convert operating system and applications software that is not Y2K compliant. The Company believes the upgrade or conversion of its desktop hardware and applications and operating system software is approximately 20 percent complete and expects these upgrades and conversions to be completed by June 30, 1999. The Company believes these efforts were on schedule as of December 31, 1998. The testing phase is conducted as hardware or software is replaced and is also scheduled to be completed by mid-1999. Contingency planning for the desktop computers and related software began in the third quarter of 1998 and is expected to be completed by the third quarter of 1999.

     The Company's efforts with respect to external suppliers and service providers involves identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled for the second quarter of 1999. The Company believes these efforts were on schedule as of December 31, 1998. The most critical service provider to PIC, the Company's operating subsidiary, is its clearing firm, Correspondent Services Corporation ("CSC") and CSC's parent company, PaineWebber, which serves as the custodian for PIC's brokerage customers. CSC has established a plan to thoroughly address the Y2K issue, which the Company has reviewed. PIC is working with CSC to upgrade certain of PIC's computer systems. CSC will be providing PIC with newer, Y2K compliant networking hardware and software for its home office in Portland, Oregon and its branch office in Salem, Oregon. CSC will also be providing PIC with newer, faster circuits for Paulson's computer systems. The Company believes PIC will incur only a nominal net monthly increase in its ongoing fee to CSC for these and related services.

     The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The estimated total cost of the Company's Y2K efforts is estimated to be between $180,000 and $280,000. The total amount expended on the Y2K issue by the Company through December 31, 1998 was approximately $30,000. Of these expenditures, approximately $27,000 related to the cost to repair or replace software and related hardware problems and approximately $3,000 related to the cost of identifying and communicating with external suppliers and working with them on the Y2K issue. The estimated future cost of completing the Company's Y2K efforts is estimated to be between $150,000 and $250,000 - between $125,000 and $200,000 to repair or replace software and related hardware and between $25,000 and $50,000 to identify and communicate with external suppliers. Funds for these costs are provided from PIC's operating budget.

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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS
---------------------------------------------------------------------
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) Financial Statements                                                  Page

Report of Independent Certified Public Accountants                         F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997               F-2

Consolidated Statements of Earnings for the years ended
     December 31, 1998, 1997 and 1996                                      F-3

Consolidated Statement of Shareholders' Equity for the years
     ended December 31, 1998, 1997 and 1996                                F-4

Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996                                 F-5

Notes to Consolidated Financial Statements                                 F-7

Supplementary Schedule of Warrants Owned                                   F-17

Schedule II - Valuation and Qualifying Account                             F-18


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no Form 8-K filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

     All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company's definitive proxy statement for its 1999 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference, other than the information with respect to executive officers of the Company included below.

FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

DECEMBER 31, 1998, 1997 AND 1996

                                                                          [LOGO]



               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Shareholders
Paulson Capital Corp.

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplementary schedule of warrants owned as of December 31, 1998 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                       GRANT THORNTON LLP

Portland, Oregon
January 28, 1999

                      Paulson Capital Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


     ASSETS                                                           1998              1997
                                                                 -------------     -------------
CURRENT ASSETS
   Cash and cash equivalents                                     $     100,345     $      73,220
   Receivable from broker-dealers and clearing organizations         1,430,586         4,497,086
   Notes and other receivables                                         439,967           657,918
   Trading securities                                                2,119,737         8,901,802
   Investment securities                                             9,697,387         7,068,580
   Refundable income taxes                                             168,059           101,907
   Prepaid and deferred expenses                                       578,556           400,845
   Secured demand note                                                       -           100,000
   Deferred income taxes                                             1,007,373           289,100
                                                                 -------------     -------------

               Total current assets                                 15,542,010        22,090,458
                                                                 -------------     -------------

FURNITURE AND EQUIPMENT, net                                           359,329           202,605
                                                                 -------------     -------------

INVESTMENT IN REAL ESTATE                                              169,900           169,900
                                                                 -------------     -------------

                                                                 $  16,071,239     $  22,462,963
                                                                 =============     =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                      $     738,155     $     264,294
   Payable to broker-dealers and clearing organizations                753,413         6,041,296
   Compensation, employee benefits and payroll taxes                 1,240,510         1,942,906
   Securities sold, not yet purchased                                   61,479           330,729
   Subordinated note payable                                                 -           100,000
                                                                 -------------     -------------

               Total current liabilities                             2,793,557         8,679,225
                                                                 -------------     -------------

SHAREHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 500,000
      shares; issued and outstanding, no shares                              -                 -
   Common stock, no par value; authorized, 10,000,000
      shares; issued and outstanding, 3,796,852 and
      3,970,536, respectively                                          775,323           794,416
   Retained earnings                                                12,502,359        12,989,322
                                                                 -------------     -------------

                                                                    13,277,682        13,783,738
                                                                 -------------     -------------

                                                                 $  16,071,239     $  22,462,963
                                                                 =============     =============

The accompanying notes are an integral part of these statements.

                                     Paulson Capital Corp. and Subsidiary

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year ended December 31,


                                                              1998               1997               1996
                                                         --------------     --------------     --------------
Revenues
   Commissions                                           $   11,324,412     $   12,728,794     $   12,184,046
   Corporate finance                                          1,716,691          3,925,514          4,556,783
   Investment income                                            861,738          5,581,011          7,346,825
   Trading income                                               589,822          1,195,585          1,496,871
   Interest and dividends                                        48,668              7,010             18,035
   Other                                                         19,201             35,147             15,726
                                                         --------------     --------------     --------------

                                                             14,560,532         23,473,061         25,618,286
                                                         --------------     --------------     --------------

Expenses
   Commissions and salaries                                  10,370,979         12,551,806         12,092,256
   Underwriting expenses                                        998,228            762,317            945,850
   Rent, telephone and quotation services                       842,437            835,472            799,358
   Interest expense                                              60,889              5,996              7,010
   Professional fees                                            389,478            639,386            492,773
   Bad debt expense                                              84,670             55,011            180,352
   Travel and entertainment                                     283,234            158,649            153,261
   Settlements                                                  518,362             67,299            297,465
   Other                                                        930,912          1,479,137          1,196,839
                                                         --------------     --------------     --------------

                                                             14,479,189         16,555,073         16,165,164
                                                         --------------     --------------     --------------

         Earnings before income taxes                            81,343          6,917,988          9,453,122

Income tax expense                                              116,983          2,563,593          3,725,920
                                                         --------------     --------------     --------------

     NET EARNINGS (LOSS)                                 $      (35,640)    $    4,354,395     $    5,727,202
                                                         ==============     ==============     ==============

Earnings (loss) per common share                         $         (.01)    $         1.10     $         1.34
                                                         ==============     ==============     ==============

Earnings (loss) per common share - assuming dilution     $         (.01)    $         1.09     $         1.33
                                                         ==============     ==============     ==============

The accompanying notes are an integral part of these statements.

                                     Paulson Capital Corp. and Subsidiary

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   Three year period ended December 31, 1998


                                                    Common Stock
                                            ----------------------------       Retained
                                               Shares           Amount         Earnings
                                            ------------     -----------     ------------
Balance at December 31, 1995                   4,324,539     $   735,889     $  4,150,076

Exercise of stock options                         38,570          40,892                -

Issuance of common stock in lieu
   of directors' cash compensation                 3,432           7,500                -

Redemption of common stock                      (285,300)        (50,580)        (712,432)

Net earnings for the year                              -               -        5,727,202
                                            ------------     -----------     ------------

Balance at December 31, 1996                   4,081,241         733,701        9,164,846

Exercise of stock options                         87,140          89,283                -

Issuance of common stock in lieu
   of directors' cash compensation                 2,266           8,000                -

Redemption of common stock                      (200,111)        (36,568)        (529,919)

Net earnings for the year                              -               -        4,354,395
                                            ------------     -----------     ------------

Balance at December 31, 1997                   3,970,536     $   794,416     $ 12,989,322

Issuance of common stock in lieu
   of directors' cash compensation                 4,283          16,500                -

Redemption of common stock                      (177,967)        (35,593)        (451,323)

Net loss for the year                                  -               -          (35,640)
                                            ------------     -----------     ------------

Balance at December 31, 1998                   3,796,852     $   775,323     $ 12,502,359
                                            ============     ===========     ============

The accompanying notes are an integral part of this statement.

                                     Paulson Capital Corp. and Subsidiary

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year ended December 31,


                                                                 1998              1997              1996
                                                            -------------     -------------     -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings (loss)                                       $     (35,640)    $   4,354,395     $   5,727,202
  Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities
      Unrealized (appreciation) depreciation
        on investment securities                                 (994,262)          407,806            36,304
      Realized gain on investment securities                      404,441        (5,988,817)       (7,383,129)
      Deferred income taxes                                      (718,273)         (166,700)          (29,500)
      Common stock issued for compensation
        of directors                                               16,500             8,000             7,500
      Depreciation and amortization                                89,448            59,994            53,028
      (Gain)/loss from sale of furniture and equipment              6,180            (6,800)                -
      Write-down of notes receivable                              267,193                 -                 -
      Changes in assets and liabilities
        Receivables                                             3,051,643           562,999          (833,711)
        Trading securities                                      6,782,065        (3,749,019)       (1,892,386)
        Refundable income taxes                                   (66,152)          310,354          (255,123)
        Prepaid and deferred expenses                            (177,711)         (240,724)          177,917
        Accounts payable and accrued liabilities               (5,516,418)        2,236,523         1,801,823
        Securities sold, not yet purchased                       (269,250)           50,041           (64,862)
                                                            -------------     -------------     -------------

          Net cash provided by (used in)
          operating activities                                  2,839,764        (2,161,948)       (2,654,937)
                                                            -------------     -------------     -------------

Cash flows from investing activities
  Purchases of investment securities                          (27,439,553)      (28,103,962)      (19,493,160)
  Proceeds from sale of investment securities                  25,400,567        31,405,663        22,969,705
  Proceeds from repayment of notes receivable                     500,000                 -                 -
  Issuance of note receivable                                    (534,385)         (500,000)                -
  Additions to furniture and equipment                           (254,652)         (114,474)          (88,072)
  Purchase of real estate                                               -          (169,900)                -
  Proceeds from sale of furniture and equipment                     2,300             9,600                 -
                                                            -------------     -------------     -------------

          Net cash provided by (used in)
            investing activities                               (2,325,723)        2,526,927         3,388,473
                                                            -------------     -------------     -------------

The accompanying notes are an integral part of these statements.

                                     Paulson Capital Corp. and Subsidiary

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                            Year ended December 31,


                                                            1998             1997             1996
                                                        ------------     ------------     ------------
Cash flows from financing activities
  Proceeds from exercise of stock options               $          -     $     89,283     $     40,892
  Payments to retire common stock                           (486,916)        (566,487)        (763,012)
                                                        ------------     ------------     ------------

     Net cash used in financing activities                  (486,916)        (477,204)        (722,120)
                                                        ------------     ------------     ------------


     Net Increase (Decrease) in Cash and
       Cash Equivalents                                       27,125         (112,225)          11,416

Cash and cash equivalents at beginning of year                73,220          185,445          174,029
                                                        ------------     ------------     ------------

Cash and cash equivalents at end of year                $    100,345     $     73,220     $    185,445
                                                        ============     ============     ============



Cash paid during the year for

  Interest                                              $     61,389     $      6,000     $      6,000
                                                        ============     ============     ============

  Income taxes                                          $    901,408     $  2,405,275     $  4,026,942
                                                        ============     ============     ============

Noncash investing and financing activity

  Repayment of secured demand note collateral agreement $    100,000     $          -     $          -
                                                        ============     ============     ============


The accompanying notes are an integral part of these statements.

                      Paulson Capital Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Paulson Capital Corp. (the Company) is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc. (Subsidiary) is a registered broker-dealer in securities under the Securities and Exchange Act of 1934, as amended. The Subsidiary renders broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Correspondent Services Corporation (CSC), a subsidiary of Paine Webber Group, Inc. The Subsidiary also acts as lead or participating underwriter for over-the-counter securities offerings. The subsidiary conducts business throughout the United States. The Subsidiary is exempt from the reserve requirements under SEC Rule 15c3-3(k)(2)(ii), since it does not handle or carry customer securities and cash.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1. Principles of Consolidation
        ---------------------------

     The accompanying consolidated financial statements include the accounts of Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

     2. Revenue Recognition
        -------------------

     Securities transactions and related revenue are recorded on a trade date basis. Manager's fees, underwriter's fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold.

     3. Fair Value of Financial Instruments
        -----------------------------------

     The carrying amounts reflected in the balance sheet for cash, cash equivalents, notes and other receivables and payables approximate their respective fair values due to the short maturities of these instruments. The fair values of trading and investing securities owned and securities sold, not yet purchased are recorded primarily at quoted prices for those or similar instruments. Changes in the market value of these securities are reflected currently in the results of operations.

     4. Furniture and Equipment
        -----------------------

     Depreciation of furniture and equipment is computed generally by the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of their estimated useful life or the lives of their respective leases.

     5. Cash Flows
        ----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash due from banks and brokerage accounts, certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less.

                      Paulson Capital Corp. and Subsidiary

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     6. Use of Estimates
        ----------------

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     7. Earnings Per Share
        ------------------

     The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share" in 1997. The 1996 calculation has been adjusted to conform with the requirements of this standard. Earnings (loss) per share are computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the year (Note I).

     8. Income taxes
        ------------

     The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities.


NOTE B - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
           ORGANIZATIONS

     The Subsidiary introduces all customer transactions in securities traded on U.S. securities markets to CSC on a fully-disclosed basis. The agreement between the Subsidiary and its clearing broker provides that the Subsidiary is obligated to assume any exposure related to nonperformance by customers or counterparties. The Subsidiary monitors clearance and settlement of all customer transactions on a daily basis.

     The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer's or counterparty's ability to satisfy their obligations to the Subsidiary. In the event of nonperformance, the Subsidiary may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss. Management does not anticipate nonperformance by customers and counterparties in the above situations.

     In addition to the clearing services provided, CSC also loans money to the Subsidiary to finance trading accounts.

                      Paulson Capital Corp. and Subsidiary

NOTE B - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
         ORGANIZATIONS - Continued

     At December 31, the above clearing services and trading account financing resulted in the following:

                                            1998             1997
                                        ------------     ------------
     Receivable from CSC                $  1,430,586     $  4,497,086
     Payable to CSC                         (753,413)      (6,041,296)
                                        ------------     ------------

     Net receivable (payable)           $    677,173     $ (1,544,210)
                                        ============     ============


NOTE C - NOTES AND OTHER RECEIVABLES

     Notes and other receivables consist of the following:

                                            1998             1997
                                        ------------     ------------
     Underwriting                       $    267,191     $    500,000
     Employees                                49,493           57,477
     Independent brokers                      69,909           82,529
     Other                                    53,374           17,912
                                        ------------     ------------

                                        $    439,967     $    657,918
                                        ============     ============

     In connection with an underwriting, the Subsidiary accepted a note receivable on December 18, 1997 in the amount of $500,000. On February 6, 1998 the note was paid. Three additional notes totaling $534,385 were accepted during 1998. These notes are uncollateralized and the Subsidiary has recorded an allowance of $267,193 against them.

     Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to the registered representatives of the Subsidiary. For the years ended December 31, 1998, 1997, and 1996, notes and receivables of $85,448, $17,206, and $81,627, respectfully, were determined by management to be uncollectible and written off.

                      Paulson Capital Corp. and Subsidiary

NOTE D - TRADING AND INVESTMENT SECURITIES

     Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by the Company's subsidiary.

     The categories of trading securities and their related market values follow:

                                               1998                                 1997
                                   ------------------------------     ------------------------------
                                       Long             Short             Long             Short
                                   ------------     -------------     ------------     -------------
     Common stock                  $  1,686,731     $      50,672     $  1,313,920     $      16,662
     Preferred stock                     39,008             5,511           31,756            32,582
     State and municipal bonds          243,055             5,296           91,395            76,044
     Corporate bonds                    150,943                 -           53,596             5,441
     US Government Agency                     -                 -        7,411,135                 -
                                   ------------     -------------     ------------     -------------

                                   $  2,119,737     $      61,479     $  8,901,802     $     130,729
                                   ============     =============     ============     =============

     As a securities broker-dealer, the Subsidiary is engaged in various securities trading and brokerage activities as principal. In the normal course of business, the Subsidiary has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded in the financial statements at the market value of the related securities. A trading loss will occur on the securities if the market price increases and a trading gain will occur if the market price decreases.

     Investment securities held by the Subsidiary which are readily marketable are stated at market value. Included in investment securities are certain securities which are not readily marketable. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 1998 and 1997 these securities consist of corporate stocks at estimated fair value of $326,475 and $776,475. A summary of the investment security portfolio follows:

                                                  Market         Unrealized      Carrying
                                  Cost            Value             Loss           Value
                              ------------     ------------     ------------    -----------
     1998
        Common stock          $ 11,993,688     $  9,697,387     $ (2,296,301)   $ 9,697,387
                              ============     ============     ============    ===========

     1997
        Common stock          $  7,712,550     $  7,068,580     $   (643,970)   $ 7,068,580
                              ============     ============     ============    ===========

     The Company also had recorded $200,000 of common stock sold, not yet purchased in its investment account at December 31, 1997.

     Realized gains included in the determination of net earnings were $404,441, $5,988,817, and $7,383,129 for the years ended December 31, 1998, 1997 and
     1996, respectively.

                      Paulson Capital Corp. and Subsidiary

NOTE E - FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost and consist of the following:

                                                1998             1997
                                            ------------     ------------
     Office equipment                       $    905,710     $    707,039
     Leasehold improvements                      120,354          120,354
     Vehicles                                     65,619           28,035
                                            ------------     ------------
                                               1,091,683          855,428
     Less accumulated depreciation
        and amortization                         732,354          652,823
                                            ------------     ------------

                                            $    359,329     $    202,605
                                            ============     ============


NOTE F - SUBORDINATED NOTE PAYABLE

     The Subsidiary had borrowings subordinated to claims of general creditors pursuant to a secured demand note collateral agreement. This agreement was in accordance with the National Association of Security Dealers and the Securities and Exchange Commission requirements and the related borrowings were subordinated to the claims of general creditors and were renewable annually on their maturity dates.

        Maturity Date        Interest Rate         1998             1997
     -------------------     -------------     ------------     ------------
     Secured demand note
        May 31, 1998              6%           $          -     $    100,000

     This borrowing was included in the Subsidiary's computation of net capital at December 31, 1997. Additionally, it was not cancelable by either party and, to the extent it is required to maintain compliance with minimum net capital requirements, could not be repaid. This borrowing expired in 1998 and was not renewed.


NOTE G - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                1998             1997             1996
                                            ------------     ------------     ------------
     Current tax expense
       Federal                              $    724,613     $  2,364,177     $  3,008,653
       State                                     110,643          366,116          746,767
                                            ------------     ------------     ------------

                                                 835,256        2,730,293        3,755,420
                                            ------------     ------------     ------------

     Deferred tax expense (benefit)
       Federal                                  (623,461)        (142,543)         (11,740)
       State                                     (94,812)         (24,157)         (17,760)
                                            ------------     ------------     ------------

                                                (718,273)        (166,700)         (29,500)
                                            ------------     ------------     ------------

                                            $    116,983     $  2,563,593     $  3,725,920
                                            ============     ============     ============

                      Paulson Capital Corp. and Subsidiary

NOTE G - INCOME TAXES - Continued

     Income tax expense for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before taxes as follows:

                                                1998             1997             1996
                                            ------------     ------------     ------------

     Income tax expense at
       statutory federal tax rate           $     27,700     $  2,352,000     $  3,214,000
     State taxes net of federal benefit            4,200          237,000          510,000
     Permanent and other differences              85,083          (25,407)           1,920
                                            ------------     ------------     ------------

                                            $    116,983     $  2,563,593     $  3,725,920
                                            ============     ============     ============

   The deferred income tax asset at December 31, 1998 consists primarily of basis differences in short-term investments of approximately $899,000, an allowance for notes receivable of approximately $105,000 and other items of $3,373. The deferred income tax asset at December 31, 1997 and 1996 consists primarily of basis differences in short-term investment securities.


NOTE H - COMMON STOCK

     Directors are compensated for their attendance at a maximum of six scheduled meetings per year. Compensation is approximately $500 of the Company's stock for each meeting. The value of the stock is determined at the close of business the day prior to a scheduled meeting.

     The Subsidiary has a key employee stock purchase plan. Under the plan, the Subsidiary will match funds (up to $25,000), committed by key employees, for the purchase of shares of the Company's common stock. The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions. One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration. The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary. No participants were named and no purchases of common stock under this plan were made during 1998, 1997 or 1996.

     The Company's Nonemployee Stock Option Plan had 100,000 registered shares of common stock reserved for issuance.

                      Paulson Capital Corp. and Subsidiary

NOTE H - COMMON STOCK - Continued

     The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
     123). It applies APB Opinion No.25, "Accounting for Stock Issued to Employees," in accounting for its Plans and therefore does not recognize compensation expense. Had the Company elected to recognize compensation expense based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed by FAS 123, the effect on the Company's pro forma net income and earnings per share would have been immaterial. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 62%; risk-free interest rate of 5.9% and expected life of 2.5 years.

     There was not activity under the Plans during 1998. The following table summarizes activity under the Plans for the two years ended December 31, 1997:

                                                                Weighted
                                                Shares           Average
                                                 Under          Exercise
                                                Option            Price
                                             ------------     ------------
     Balance at December 31, 1995               191,445       $     1.07
        Granted                                       -                -
        Exercised                               (38,570)            1.06
        Canceled                                (51,450)            1.19
                                             ------------

     Balance at December 31, 1996               101,425             1.01
        Granted                                       -                -
        Exercised                               (87,140)            1.02
        Canceled                                (14,285)             .91
                                             ------------

     Balance at December 31, 1997                     -                -
                                             ============

                      Paulson Capital Corp. and Subsidiary

NOTE I - EARNINGS PER SHARE

     The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended December 31, 1998:

                                                              Weighted
                                                              Average         Per-
                                              Income           Shares         Share
     1996                                   (Numerator)     (Denominator)     Amount
     ----                                   -----------     -------------     ------
     Basic earnings per share
       Income available to
         common stockholders                $ 5,727,202         4,269,694     $ 1.34

     Effect of dilutive securities
       Stock options                                  -            52,941
                                            -----------     -------------

     Diluted earnings per share
       Income available to
         common stockholders
                                            $ 5,727,202         4,322,635     $ 1.33
                                            ===========     =============     ======

     1997
     ----
     Basic earnings per share
       Income available to
         common stockholders                $ 4,354,395         3,973,034     $ 1.10

     Effect of dilutive securities
       Stock options                                  -            32,344
                                            -----------     -------------

     Diluted earnings per share
       Income available to
         common stockholders
                                            $ 4,354,395         4,005,378     $ 1.09
                                            ===========     =============     ======
     1998
     ----
     Basic earnings (loss)  per share
       Income (loss) available to
         common stockholders                $   (35,640)        3,917,788     $ (.01)
                                            ===========     =============     ======

     During the year ended December 31, 1998 there were no potentially dilutive securities outstanding. During the year ended December 31, 1997 all outstanding stock options were included in the computation of diluted earnings per share since the options' exercise price was less than the average market price of the common shares. During 1996, certain options were not included in calculation, because they were antidilutive.

                      Paulson Capital Corp. and Subsidiary

NOTE J - LEASES

     Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

      Year ended
     December 31,
     ------------
         1999                                      $   274,176
         2000                                          274,176
         2001                                          274,176
         2002                                          114,240
                                                   -----------

                                                   $   936,768
                                                   ===========

     The lease provides for payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 1998, 1997 and 1996 approximated $270,000, $240,000 and $250,000, respectively.


NOTE K - WARRANTS OWNED

     As provided for in certain underwriting agreements, the Company was granted warrants to purchase shares of common stock of certain corporations. These warrants are not readily marketable without registration or reliance upon an exemption therefrom, and no attempt has been made to assign a value to them.


NOTE L - EMPLOYEE BENEFIT PLANS

     Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $0, $500,000, and $500,000, respectively.


NOTE M - CONTINGENCIES

     The Company has been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages. As preliminary hearings and discovery in these cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Company's financial statements, if any. The Company's management denies the charges in these legal actions and is vigorously defending against them. No provision for any liability that may result from the above contingencies has been made in the financial statements.

     The Company is a defendant in a class action alleging violations of California securities law and other laws relating to a public offering in which the Company acted as the managing underwriter. The Company and the plaintiffs reached a settlement in principle during 1998. The settlement is subject to court approval. The total payment by the Company under the settlement would depend upon the number of purchasers in the public offering who file valid claims. The Company believes the range of payment possible under the settlement would be between approximately $400,000 and $920,000. An accrual of $500,000 has been recorded based upon management's estimate of the most likely amount.

                      Paulson Capital Corp. and Subsidiary

NOTE N - NET CAPITAL REQUIREMENT

     The Subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 1998, the Subsidiary's net capital and required net capital were $8,064,062 and $129,784, respectively, and its ratio of aggregate indebtedness to net capital was .24 to 1. The Subsidiary's absolute minimum net capital is $100,000.

                      Paulson Capital Corp. and Subsidiary

                    SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

                                December 31, 1998


                                                               Shares        Exercise
                                                             Entitled to       Price        Expiration
                       Description                            Purchase       Per-Share         Date
--------------------------------------------------------     -----------     ----------     -----------
Advantage Marketing Systems (units) ERC 11-12-98                  65,520     $     5.40     2002, 11/12
Audiohighway (units) ERC 12-17-99                                163,900     $     7.80     2003, 12/17
AVI Biopharma, Inc. (units) ERC 6-3-98                           112,700     $    10.80     2002, 06/03
C3, Inc. ERC 11-14-98                                            214,592     $    18.00     2002, 11/14
Cal-Maine Foods, Inc. ERC 12-11-97                               177,100     $     8.40     2001, 12/10
Caring Products International, Inc. (units) ERC 12-9-98           83,075     $     6.00     2002, 12/09
Cell Robotics International, Inc. (units) ERC 9-19-96             9.3725     $25,000.00     2000, 09/18
Cell Robotics International, Inc. (units) ERC 2-2-99              29,800     $     9.90     2003, 02/01
Cellegy Pharmaceuticals, Inc. (units) ERC 8-11-96                 18,745     $    20.63     2000, 08/11
Complete Management, Inc. ERC 12-27-96                           107,720     $    10.80     2000, 12/27
Complete Management, Inc. ERC 6-11-97                             31,377     $    21.04     2001, 06/11
Cusac Industries, Ltd. (units) ERC 1-11-96                        11,901     $    12.00     2000, 01/11
E.Com International, Inc. ERC 12-5-97                             75,587     $     3.50     2002, 12/31
Evergreen Resources, Inc. ERC 10-22-97                           134,375     $     6.90     2001, 10/22
Fortune Petroleum Corp. ERC 5-19-97                               50,000     $     4.00     1999, 05/19
Global Payment Technology ERC 2-6-96                             103,500     $     6.60     2000, 02/06
Hometown Auto Retailers NC ERC 7-28-99                           120,690     $    10.80     2003, 07/28
International Nursing Services, Inc. (units) ERC 9-12-95          15,301     $    28.20     1999, 09/12
Kyzen Corporation (units) ERC 8-3-96                              15,498     $    14.95     2000, 08/03
Microfield Graphics, Inc. ERC 6-22-96                             79,750     $     7.20     2000, 06/22
Microvision Inc. (units) ERC 8-27-97                             123,760     $     9.60     2001, 08/27
Neotherapeutics Inc. (units) ERC 9-25-97                         161,000     $     9.12     2001, 09/25
Northern Bank of Commerce ERC 8-4-94                               2,000     $     6.60     1999, 08/04
Pacific Aerospace & Electronics (units) ERC 7-15-97              146,700     $     3.75     2001, 07/15
Pearce Systems International, Inc. (units) ERC 2-10-95            47,722     $     8.70     1999, 02/11
Premium Cigars International, Ltd. ERC 8-21-98                     2,000     $     8.40     2002, 08/21
R-B Rubber Products, Inc. ERC 5-10-96                             55,100     $     5.10     2000, 05/10
Sparta Surgical Corp. (units) ERC 7-12-95                         11,221     $    12.00     1999, 07/12
Supergen, Inc. (units) ERC 3-12-97                               268,950     $     7.20     2001, 03/12
Telepartners A/S (units) 8-22-98                                 102,437     $     6.00     2002, 06/30
WSG Systems, Inc. ERC 4-8-99                                     11.0260     $ 6,000.00     2003, 03/31

                      Paulson Capital Corp. and Subsidiary           Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996


                                   Balance      Additions-Charges                     Balance
                                  Beginning        to Cost and        Deductions       at End
      Description                  of Year           Expenses         Write-offs      of Year
------------------------          ---------     -----------------     ----------     ---------
Allowance for doubtful
  accounts:

Year ended Dec. 31, 1998          $       -         $ 352,641         $   85,448     $ 267,193
Year ended Dec. 31, 1997                  -            17,206             17,206             -
Year ended Dec. 31, 1996                  -            81,627             81,627             -

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Directors of the Company are elected for a term of one year and until their successors are elected and qualify. Executive officers are appointed by the board of directors and do not have fixed terms of office. The board of directors and executive officers as of December 31, 1998 are set forth below. The year each person became a director follows his or her name.

                                 Position(s) with           Principal Occupation(s)
        Name              Age         Company               During Past Five Years
Chester L.F. Paulson       62    President and Director     Director of Corporate Finance of PIC
(1970)
Jacqueline M. Paulson      59    Secretary-Treasurer        Secretary-Treasurer of PIC
(1976)                           and Director
Kenneth T. LaMear          64    Director                   Senior Vice President of PIC since February 1998,
(1985)                                                      Chief Executive Officer of PIC until February 1998
Shannon P. Pratt           65    Director                   Managing Director, Founder - Willamette
(1998)                                                      Management Associates, a business valuation firm
Paul Shoen                 42    Director                   Chairman of the Board of Directors and Chief
(1998)                                                      Executive Officer of Panetechnicon Aviation,
                                                            an operator and lessor of aircraft; private
                                                            investor; Director -- AMERCO, the parent company
                                                            of U-Haul Trucking Rental and Telepartner A/S, a
                                                            long distance telephone provider
John Westergaard           67    Director                   Publisher/Editor of Westergaard Online
(1998)                                                      Systems, Inc., an Internet publisher of
                                                            financial "webzines"

         Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

(a) Exhibits

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

     10.1  Office lease dated June 28, 1988 (incorporated by reference to
           Exhibit 10.2 to the Form 10)

     10.2 Contract with Correspondent Services Corporation, dated July 24, 1992 (Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992)

     10.3 Office Lease renewal for the period from 6/1/97 to 5/31/02, dated as of May 6, 1997 (Incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997)

     21.1 Subsidiaries - The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

     27.1  Financial Data Schedule


     (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PAULSON CAPITAL CORP.


Date: March 19, 1999                   By: CHESTER L.F. PAULSON
                                           -------------------------------
                                           Chester L.F. Paulson
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                            Title                      Date

(1) Principal Executive
    and Financial Officer


CHESTER L.F. PAULSON              Chairman of the Board          March 19, 1999
-----------------------------         and President
Chester L.F. Paulson

(2) Principal Accounting Officer


CAROL RICE                          Principal Accounting         March 17, 1999
-----------------------------             Officer
Carol Rice

(3) Directors


JACQUELINE M. PAULSON             Secretary, Treasurer           March 19, 1999
-----------------------------          and Director
Jacqueline M. Paulson


KENNETH T. LAMEAR                        Director                March 23, 1999
-----------------------------
Kenneth T. LaMear


                                         Director
-----------------------------                                    --------------
Shannon Pratt


PAUL SHOEN                               Director                March 23, 1999
-----------------------------
Paul Shoen


JOHN WESTERGAARD                         Director                March 22, 1999
-----------------------------
John Westergaard

   Exhibit                                                                Page
   Number                         Description                            Number
   -------                        -----------                            ------

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
           Form 10 filed with the Commission on December 18, 1989
           (the "Form 10"))

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

    10.1 Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)

    10.2 Contract with Correspondent Services Corporation, dated July 24, 1992 (Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992)

    10.3 Office Lease renewal for the period from 6/1/97 to 5/31/02, dated as of May 6, 1997 (Incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997)

    21.1 Subsidiaries - The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

    27.1   Financial Data Schedule