Form 10QSB
period 1999-03-31
PAULSON CAPITAL CORP
filed 1999-05-13
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1999

                         Commission file number: 0-18188

                              PAULSON CAPITAL CORP.
              Exact name of registrant as specified in its charter


           Oregon                                       93-0589534
           ------                                       ----------
  (State of incorporation)                   (I.R.S. Employer Identification)


     811 S.W. Naito Parkway
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

     Number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999:

                  Common stock, no par value - 3,731,852 shares

           Transitional Small Business Disclosure Format  Yes      No  X
                                                              ---     ---

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                 3/31/99           12/31/98
ASSETS

CURRENT ASSETS

Cash and cash equivalents                    $    54,326        $   100,345
Receivable from broker-dealers
  and clearing organizations                   4,635,480          1,430,586
Notes and other receivables                      789,698            439,967
Trading securities                             1,547,122          2,119,737
Investment securities                          7,195,370          9,697,387
Refundable income taxes                           93,009            168,059
Prepaid and deferred expenses                    164,063            578,556
Deferred income taxes                          1,007,373          1,007,373
                                             -----------        -----------

Total current assets                          15,486,441         15,542,010
                                             -----------        -----------

FURNITURE AND EQUIPMENT, net                     559,427            359,329
                                             -----------        -----------

INVESTMENT IN REAL ESTATE                        169,900            169,900
                                             -----------        -----------

                                             $16,215,768        $16,071,239
                                             ===========        ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (unaudited)



                                                 3/31/99           12/31/98
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities     $   758,508        $   738,155
Payable to broker-dealers and clearing
 organizations                                 1,507,066            753,413
Compensation, employee benefits and
  payroll taxes                                  695,238          1,240,510
Securities sold, not yet purchased                49,061             61,479
                                             -----------        -----------

Total current liabilities                      3,009,873          2,793,557
                                             -----------        -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
 authorized, 500,000 shares; issued and
 outstanding, no shares                               --                 --
Common stock, no par value; authorized,
 10,000,000 shares; issued and
 outstanding, 3,746,852 and
 3,796,852, respectively                         765,323            775,323
Retained earnings                             12,440,572         12,502,359
                                             -----------        -----------

Total shareholders' equity                    13,205,895         13,277,682
                                             -----------        -----------

                                             $16,215,768        $16,071,239
                                             ===========        ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three month periods ended March 31, 1999
                         and March 31, 1998 (unaudited)

                                                 3/31/99            3/31/98
Revenues

Commissions                                  $ 3,537,225        $ 2,717,473
Corporate finance                                  2,474            232,365
Investment income                                392,130            332,974
Trading income (loss)                            181,357            348,554
Interest and dividends                             2,319                798
Other                                                831              4,977
                                             -----------        -----------

                                               4,116,336          3,637,141
                                             -----------        -----------
Expenses

Commissions and salaries                       3,179,050          2,422,031
Underwriting expenses                                 --            158,239
Rent, telephone and quotation services           239,189            214,774
Interest expense                                   1,244              1,515
Professional fees                                132,846             95,068
Bad debt expense                                  30,000             30,000
Travel and entertainment                          59,705             63,932
Settlements                                       15,000              3,693
Other                                            271,039            358,549
                                             -----------        -----------

                                               3,928,073          3,347,801
                                             -----------        -----------

Earnings (loss) before income taxes              188,263            289,340

Provision for income taxes
Current                                           75,300            115,736
Deferred                                              --                 --
                                             -----------        -----------

Net Earnings (Loss)                          $   112,963        $   173,604
                                             ===========        ===========

Earnings (loss) per share                    $       .03        $       .04
                                             ===========        ===========


         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the three year period ended December 31, 1998
              and the three months ended March 31, 1999 (unaudited)
                                                    Common Stock
                                            ----------------------------          Retained
                                              Shares            Amount            Earnings
                                            ----------        ----------        ------------

Balance at December 31, 1995                 4,324,539           735,889           4,150,076

Exercise of stock options                       38,570            40,892                   -

Issuance of common stock in lieu
    of directors' cash compensation              3,432             7,500                   -

Redemption of common stock                    (285,300)          (50,580)           (712,432)

Net earnings for the year                            -                 -           5,727,202
                                            ----------        ----------        ------------

Balance at December 31, 1996                 4,081,241        $  733,701        $  9,164,846

Exercise of stock options                       87,140            89,283                   -

Issuance of common stock in lieu
    of directors' cash compensation              2,266             8,000                   -

Redemption of common stock                    (200,111)          (36,568)           (529,919)

Net earnings for the year                            -                 -           4,354,395
                                            ----------        ----------        ------------

Balance at December 31, 1997                 3,970,536        $  794,416        $ 12,989,322

Exercise of stock options                            -                 -                   -

Issuance of common stock in lieu
    of directors' cash compensation              4,283            16,500                   -

Redemption of common stock                    (177,967)          (35,593)           (451,323)

Net loss for the year                                -                 -            (35,640)
                                            ----------        ----------        ------------

Balance at December 31, 1998                 3,796,852        $  775,323        $ 12,502,359

Redemption of common stock                     (50,000)          (10,000)           (174,750)

Net earnings for the year to date                    -                 -             112,963
                                            ----------        ----------        ------------

Balance at March 31, 1999                    3,746,852        $  765,323        $ 12,440,572
                                            ==========        ==========        ============

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the three month periods ended March 31, 1999 and March 31, 1998

                                                                     3/31/99           3/31/98
                                                                ------------     -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                         $    112,963     $     173,604
    Adjustments to reconcile net earnings (loss)
       to net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                             1,111,176           644,506
          Realized gain on investment securities                  (1,503,306)         (977,480)
          Depreciation and amortization                               26,117            18,040
          Gain from sale of furniture and equipment                       --                --
          Change in assets and liabilities
              Receivables                                         (3,554,625)        1,917,995
              Trading securities                                     572,615         5,678,885
              Refundable income taxes                                 75,050            40,736
              Prepaid and deferred expenses                          414,493           140,892
              Accounts payable and accrued liabilities               228,734        (5,820,783)
              Securities sold, not yet purchased                     (12,418)           23,622
              Income taxes payable                                        --                --
                                                                ------------     -------------

       Net cash provided by (used in) operating activities        (2,529,201)        1,840,017
                                                                ------------     -------------

Cash flows from investing activities
    Purchases of investment securities                           (11,071,970)      (10,666,360)
    Proceeds from sale of investment securities                   13,966,117         8,961,785
    Additions to furniture and equipment                            (226,215)          (45,017)
    Proceeds from sale of furniture and equipment                         --                --
                                                                ------------     -------------

       Net cash provided by (used in) investing activities      $  2,667,932     $  (1,749,592)
                                                                ------------     -------------


         The accompanying notes are an integral part of these statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

                                                                     3/31/99           3/31/98
                                                                ------------     -------------
Cash flows from financing activities
    Proceeds from exercise of stock options                               --                --
    Payments to retire common stock                                 (184,750)          (75,260)
    Decrease in bank overdraft payable                                    --                --
                                                                ------------     -------------

       Net cash provided by (used in) financing activities          (184,750)          (75,260)
                                                                ------------     -------------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                   (46,019)           15,165

Cash and cash equivalents at beginning of year                       100,345            73,220
                                                                ------------     -------------

Cash and cash equivalents at March 31                           $     54,326     $      88,385
                                                                ============     =============



Cash paid during the three months for
-------------------------------------

    Interest                                                    $      1,244     $       1,515
                                                                ============     =============

    Income taxes                                                $        250     $      75,000
                                                                ============     =============


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

3.   Commitments and Contingencies

     The Company and PIC are defendants in Holly Millar and Bertram Ostrau v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified. No date for a trial has been set. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit. PIC and plaintiffs reached a settlement in principle in August 1998. The settlement is subject to court approval. The total payment by PIC under the settlement would depend upon the number of purchasers in the public offering who file valid claims. PIC believes the maximum total payment by PIC under the settlement would be approximately $920,000, but the actual payment could be less, depending upon the number of valid claims filed. A disagreement among the parties has arisen during the drafting of the settlement agreement about terms that would not affect PIC's maximum potential settlement payment. At this time, it is unclear what effect this disagreement will have on the settlement. If the case does not settle, the Company and PIC believe they have meritorious defenses and intend to defend this matter vigorously.

     In October 1998, Russell W. Cummings, a former PIC customer, filed a lawsuit in California state court asserting claims against PIC and a former PIC registered representative alleging violations of the California Consumers Legal Remedies Act, fraud, negligent misrepresentation, breach of contract, tortious breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence. Prior to filing the complaint, plaintiff demanded payment of $250,000. The complaint seeks damages in excess of $100,000 in connection with options and short sales transactions beginning in 1996. Plaintiff has agreed to arbitrate the matter before the NASD. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously. Discovery has not yet commenced.

     In October 1998, Masood Asif, a former PIC customer, filed a lawsuit in California state court against PIC, an officer and director of PIC, and a former PIC registered representative alleging breach of fiduciary duty, negligent misrepresentation, suppression of facts and churning. Plaintiff seeks damages of $100,000 and punitive damages of $100,000. Subsequently, the former customer has agreed to arbitrate his claims and to have his state court case stayed until the arbitration is completed. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

     In January 1999, Shahid and Lita Choudhry and Iqbal Waraich, former customers of PIC, filed an NASD arbitration claim against PIC and a former PIC registered representative alleging that the registered representative managed their account improperly, failed to follow claimant's instructions on particular transactions and failed to provide ongoing investment advice. Claimants allege negligence, fraud, unsuitability, breach of fiduciary duty, violations of the federal securities laws, failure to supervise and violation of NASD rules, seeking damages of $115,000, plus punitive damages and interest. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

     In June 1998, Natalie Tirrell, a former PIC customer, filed an NASD arbitration claim asserting claims against PIC and a PIC registered representative alleging misrepresentations and excessive commissions. Claimant alleges damages in excess of $50,000. Based on PIC's investigation of the claim, PIC has answered denying all liability. This matter is set for arbitration before the NASD on June 7, 1999. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

     In April 1999, Philip Cutler, a former PIC customer, filed an NASD arbitration claim asserting claims against PIC for alleged misrepresentations, excessive commissions and a failure to supervise. Claimant alleges damages in excess of $100,000. PIC has not yet filed an answer to the statement of claim and discovery has not commenced. PIC has not had an opportunity to investigate this matter fully, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                                    Quarters Ended
                                                 3/31/99 vs. 3/31/98
     Revenues:
     Sales Commissions                        $  819,752         30.2%
     Corporate Finance                          (229,891)       (98.9%)
     Investment Income                            59,156         17.8%
     Trading Income                             (167,197)       (48.0%)
     Other                                        (2,625)       (45.4%)
                                              ----------       -------

     Total                                    $  479,195         13.2%

     Expenses:
     Commissions and Salaries                 $  757,019         31.3%
     Underwriting Expenses                      (158,239)      (100.0%)
     Rent, Telephone and Quotes                   24,415         11.4%
     Other                                       (42,923)        (7.8%)
                                              ----------       -------

     Total                                    $  580,272         17.3%

     Pretax Income                            $ (101,077)       (34.9%)

     Total revenues for the first quarter of 1999 rose 13.2 percent from the first quarter of 1998, to $4,116,336 from $3,637,141. As shown in the table above, sales commissions rose $819,752, or 30.2 percent, from $2,717,473 in the first quarter of 1998 to $3,537,225 in the comparable 1999 period. This increase resulted primarily from the more favorable price movements and trading levels in the overall market (especially large company stocks and technology issues), despite flat to down markets for the very small capitalization issues (the primary focus of PIC's investment banking and trading businesses) in the 1999 quarter compared to 1998. The Nasdaq Industrial Average rose 11.53 percent in the first quarter of 1998 but only 6.32 percent in the first quarter of 1999. Corporate finance revenues fell 98.9 percent, or $229,891, in the first quarter of 1999 compared to the first quarter of 1998. One corporate finance transaction was completed in the 1998 quarter, raising a total of $3.8 million for the issuer; no transactions were completed in the 1999 quarter. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income rose $59,156, or 17.8 percent, from $332,974 in the first quarter of 1998 to $392,130 in the first quarter of 1999, primarily due to increased trading profits in the investment account. There were no underwriter warrant exercises in either the 1998 or 1999 quarters. Trading income fell $167,197, or 48.0 percent, to $181,357 in the first quarter of 1999 from $348,554 in the comparable 1998 period. This decrease was also due to losses on inventory positions in the 1999 quarter in the subdued market for very small capitalization companies described above.

     Total expenses rose $580,272 in the first quarter of 1999 from the comparable 1998 period, an increase of 17.3 percent, from $3,347,801 to $3,928,073. Commissions and salaries rose $757,019, or 31.3 percent, from $2,422,031 in the 1998 period to $3,179,050 in 1999. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses fell by $158,239, due primarily to the lack of corporate finance transactions in 1999; one transaction was completed in 1998. Rent, telephone and quote expenses increased from $214,774 in the 1998 period to $239,189 in 1999, an increase of
11.4 percent, primarily due to expenses related to improvements in quotations and phone systems. Other expenses decreased 7.8 percent, from $552,757 in the first quarter of 1998 to $509,834 in the first quarter of 1999. This decrease was primarily due to decreased advertising, profit sharing and other miscellaneous expenses more than offsetting an increase in professional fees relating to litigation.

     The Company had a pretax profit of $188,263 in the first quarter of 1999 compared to a pretax profit of $289,340 in the comparable 1998 period, primarily due to lower trading income and corporate finance in the 1999 quarter more than offsetting higher sales commissions. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company also accrued $115,736 in income taxes for the first quarter of 1998, compared to an accrual for income taxes in the first quarter of 1999 of $75,300. Independent of investment income, the Company would have had a loss before income taxes of $43,634 in the first quarter of 1998 compared to a loss before income taxes of $203,867 in the first quarter of 1999.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in both 1996 and 1998 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in early 1999 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of March 31, 1999, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or the Company. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 1999, PIC owned 30 underwriter warrants (from 28 issuers), of which 27 were currently exercisable and seven had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the three months ended March 31, 1999, $2,529,201 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit of $112,963 include an increase in receivables of $3,554,625 and a realized gain on investment securities of $1,503,306 more than offsetting unrealized depreciation on investment securities of $1,111,176, a decrease in trading securities of $572,615, a decrease in prepaid and deferred expenses of $414, 493 and an increase in accounts payable and accrued liabilities of $228,734. In the quarter, $2,667,932 of net cash was provided to the Company by investing activities, the result of $13,966,117 in proceeds from the sale of investment securities more than offsetting the purchase of $11,071,970 of investment securities and $226,215 of additions to furniture and equipment. $184,750 of net cash was used in financing activities in the quarter, consisting of payments to retire common stock. The net decrease in cash and cash equivalents for the quarter totaled $46,019. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At March 31, 1999, the Company had no material commitments for capital expenditures.

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

     The Company has been conducting a comprehensive review and analysis of its information systems since early 1998 and completed an inventory of its computer technology and a determination of material items in the third quarter of 1998. Material items are those believed by the Company to have a risk involving property damage or affecting revenues. During the first half of 1999, the Company is upgrading and replacing certain components of its computer technology. The Company is replacing a large number of its desktop personal computers with newer Y2K compliant models, and it is also upgrading server hardware and/or software for certain of its network systems. The Company is also conducting further hardware and software testing through the end of 1999. All testing of hardware and software will be performed by the Company in conjunction with certain of its external suppliers. The Company also expects to upgrade or convert operating system and applications software that is not Y2K compliant. The Company believes the upgrade or conversion of its desktop hardware and applications and operating system software was approximately 20 percent complete on March 31, 1999 and expects these upgrades and conversions to be completed by June 30, 1999. The Company believes these efforts were on schedule as of March 31, 1999. The testing phase is conducted as hardware or software is replaced and is also scheduled to be completed by mid-1999. Contingency planning for the desktop computers and related software began in the third quarter of 1998 and is expected to be completed by the third quarter of 1999.

     The Company's efforts with respect to external suppliers and service providers involves identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled for the second quarter of 1999. The Company believes these efforts were on schedule as of March 31, 1999. The most critical service provider to PIC, the Company's operating subsidiary, is its clearing firm, Correspondent Services Corporation ("CSC") and CSC's parent company, PaineWebber, which serves as the custodian for PIC's brokerage customers. CSC has established a plan to thoroughly address the Y2K issue, which the Company has reviewed. PIC is working with CSC to upgrade certain of PIC's computer systems. CSC will be providing PIC with newer, Y2K compliant networking hardware and software for its home office in Portland, Oregon and its branch office in Salem, Oregon. CSC will also be providing PIC with newer, faster circuits for Paulson's computer systems. The Company believes PIC will incur only a nominal net monthly increase in its ongoing fee to CSC for these and related services.

     The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The estimated total cost of the Company's Y2K efforts is estimated to be between $180,000 and $280,000. The total amount expended on the Y2K issue by the Company through March 31, 1999 was approximately $30,000. Of these expenditures, approximately $27,000 related to the cost to repair or replace software and related hardware problems and approximately $3,000 related to the cost of identifying and communicating with external suppliers and working with them on the Y2K issue. The estimated future cost of completing the Company's Y2K efforts is estimated to be between $150,000 and $250,000 - between $125,000 and $200,000 to repair or replace software and related hardware and between $25,000 and $50,000 to identify and communicate with external suppliers. Funds for these costs are provided from PIC's operating budget.

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

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K

                  Exhibit
                    No.                     Description
                  -------                   -----------

                    27                      Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAULSON CAPITAL CORP.



Date: May 11, 1999                     By: CHESTER L.F. PAULSON
      ----------------------------         -------------------------------
                                           Chester L.F. Paulson
                                           President



Date: May 11, 1999                     By: CAROL RICE
      ----------------------------         -------------------------------
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