Form 10QSB
period 1999-06-30
PAULSON CAPITAL CORP
filed 1999-08-13
CIK 704159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 1999

Commission file number: 0-18188

PAULSON CAPITAL CORP.
Exact name of registrant as specified in its charter

Oregon (State of incorporation)	93-0589534 (I.R.S. Employer Identification)

811 S.W. Naito Parkway Portland, OR Address of principal executive offices)	97204 (Zip Code)

Registrant's telephone number, including area code: (503) 243-6000

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1999:

Common stock, no par value - 3,685,352 shares

Transitional Small Business Disclosure Format      Yes [  ]      No [X]

PART I  --  INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(unaudited)

	6/30/99	12/31/98
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$53,571	$100,345
Receivable from broker-dealers and clearing organizations	7,168,405	1,430,586
Notes and other receivables	593,777	439,967
Trading securities	4,692,848	2,119,737
Investment securities	7,141,787	9,697,387
Prepaid and deferred expenses	316,789	578,556
Deferred income taxes	1,007,373	1,007,373

Total current assets	20,974,550	15,542,010

FURNITURE AND EQUIPMENT, net	531,553	359,329

INVESTMENT IN REAL ESTATE	169,900	169,900
	$21,676,003 –––––––––	$16,071,239 –––––––––

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - CONTINUED
(unaudited)

	6/30/99	12/31/98
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,713,296	$738,155
Payable to broker-dealers and clearing organizations	4,432,607	753,413
Compensation, employee benefits and payroll taxes	1,132,559	1,240,510
Securities sold, not yet purchased	41,567	61,479

Total current liabilities	7,320,029	2,793,557

SHAREHOLDERS' EQUITY

Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	--	--
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,716,852 and 3,796,852, respectively	759,323	775,323
Retained earnings	13,596,651	12,502,359
	14,355,974	13,277,682
	$21,676,003 –––––––––	$16,071,239 –––––––––

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended
June 30, 1999 and June 30, 1998 (unaudited)

	Three months ended		Six months ended
	6/30/99	6/30/98	6/30/99	6/30/98
Revenues
Commissions	$3,999,207	$2,777,981	$7,536,432	$5,495,454
Corporate finance	985,839	39,326	988,313	271,691
Investment income	1,696,010	(795,141)	2,088,140	(462,167)
Trading income (loss)	389,739	17,535	571,096	366,089
Interest and dividends	10,103	1,204	12,422	2,002
Other	2,905	5,366	3,736	10,343

	7,083,803	2,046,271	11,200,139	5,683,412
Expenses
Commissions and salaries	3,845,031	2,299,006	7,024,081	4,721,037
Underwriting expenses	312,267	2,503	312,267	160,742
Rent, telephone and quotation services	196,568	207,255	435,757	422,029
Interest expense	--	1,046	1,244	2,561
Professional fees	106,442	117,128	239,288	212,196
Bad debt expense	30,800	30,000	60,800	60,000
Travel and entertainment	52,613	75,924	112,318	139,856
Settlements	2,250	--	17,250	3,693
Other	422,429	308,635	693,468	667,184

	4,968,400	3,041,497	8,896,473	6,389,298

Earnings (loss) before income taxes	2,115,403	(995,226)	2,303,666	(705,886)

Provision for income taxes
Current	846,200	(115,736)	921,500	--
Deferred	--	--	--	--

Net Earnings (Loss)	$1,269,203 ––––––––	$(879,490) –––––––	$1,382,166 ––––––––	$(705,886) ––––––––

Earnings (loss) per share	$0.34 ––––––––	$(0.22) ––––––––	$0.37 ––––––––	$(0.18) ––––––––

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three year period ended December 31, 1998
and the six months ended June 30, 1999 (unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings
Balance at December 31, 1995	4,324,539	735,889	4,150,076
Exercise of stock options	38,570	40,892	-
Issuance of common stock in lieu of directors' cash compensation	3,432	7,500	-
Redemption of common stock	(285,300)	(50,580)	(712,432)
Net earnings for the year	-	-	5,727,202
Balance at December 31, 1996	4,081,241	$733,701	$9,164,846
Exercise of stock options	87,140	89,283	-
Issuance of common stock in lieu of directors' cash compensation	2,266	8,000	-
Redemption of common stock	(200,111)	(36,568)	(529,919)
Net earnings for the year	-	-	4,354,395
Balance at December 31, 1997	3,970,536	$794,416	$12,989,322
Exercise of stock options	-	-	-
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	-
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net loss for the year	-	-	(35,640)
Balance at December 31, 1998	3,796,852	$775,323	$12,502,359
Redemption of common stock	(80,000)	(16,000)	(287,874)
Net earnings for the year to date	-	-	1,382,166
Balance at June 30, 1999	3,716,852 ––––––––	$759,323 –––––––	$13,596,651 –––––––––

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six month periods ended June 30, 1999 and June 30, 1998

	6/30/99	6/30/98
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$1,382,166	$(705,886)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Unrealized (appreciation) depreciation on investment securities	872,211	1,695,237
Realized gain on investment securities	(2,960,351)	(1,233,070)
Depreciation and amortization	62,541	37,320
Gain from sale of furniture and equipment	--	(300)
Change in assets and liabilities
Receivables	(5,891,629)	3,083,421
Trading securities	(2,573,111)	5,406,855
Refundable income taxes	168,059	(894,940)
Prepaid and deferred expenses	261,767	210,257
Accounts payable and accrued liabilities	4,546,384	(6,505,871)
Securities sold, not yet purchased	(19,912)	56,279
Bank overdraft	--	--
Income taxes payable	--	--

Net cash provided by (used in) operating activities	(4,151,875)	1,149,302

Cash flows from investing activities
Purchases of investment securities	(22,707,588)	(13,861,429)
Proceeds from sale of investment securities	27,351,328	12,934,064
Additions to furniture and equipment	(234,765)	(124,979)
Proceeds from sale of furniture and equipment	--	300

Net cash provided by (used in) investing activities	$4,408,975 –––––––––	$(1,052,044) ––––––––

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

	6/30/99	6/30/98
Cash flows from financing activities
Proceeds from exercise of stock options	-	-
Payments to retire common stock	(303,874)	(75,260)
Decrease in bank overdraft payable	-	-

Net cash provided by (used in) financing activities	(303,874)	(75,260)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,774)	21,998

Cash and cash equivalents at beginning of year	100,345	73,220

Cash and cash equivalents at June 30	$53,571 –––––––––	$95,218 –––––––––

Cash paid during the three months for

Interest	$ -- ––––––	$1,046 –––––

Income taxes	$10,200 ––––––	$819,940 –––––––

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

3.     Commitments and Contingencies

The Company and PIC are defendants in Holly Millar and Bertram Ostrau v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified. No date for a trial has been set. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit. PIC and plaintiffs have reached a settlement of this matter. The settlement is subject to court approval. The total payment by PIC under the settlement would depend upon the number of purchasers in the public offering who file valid claims. PIC believes the maximum total payment by PIC under the settlement would be approximately $920,000, but the actual payment could be less, depending upon the number of valid claims filed.

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

In June 1998, Natalie Tirrell, a former PIC customer, filed an NASD arbitration claim asserting claims against PIC and a PIC registered representative alleging misrepresentations and excessive commissions. Claimant alleges damages in excess of $50,000. Based on PIC's investigation of the claim, PIC has answered denying all liability. This matter is set for arbitration before the NASD on October 13, 1999. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

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

	Quarter Ended June 30 1999 vs. 1998		Six Months Ended June 30 1999 vs. 1998
Revenues:
Sales Commissions	$1,221,226	44.0%	$2,040,978	37.1%
Corporate Finance	946,513	N/A	716,622	263.8%
Investment Income	2,491,151	N/A	2,550,307	N/A
Trading Income	372,204	N/A	205,007	56.0%
Other	6,438	98.0%	3,813	30.9%

Total	$5,037,532	246.2%	$5,516,727	97.1%

Expenses:
Commissions and Salaries	$1,546,025	67.2%	$2,303,044	48.8%
Underwriting Expenses	309,764	N/A	151,525	94.3%
Rent, Telephone and Quotes	(10,687)	(5.2%)	13,728	3.2%

Other	81,801	15.4%	38,878	3.6%

Total	$1,926,903	63.4%	$2,507,175	39.2%

Pretax Income	$3,110,629	N/A	$3,009,552	N/A

Total revenues for the second quarter of 1999 rose 246.2 percent from the second quarter of 1998, to $7,083,803 from $2,046,271. As shown in the table above, sales commissions rose $1,221,226, or 44.0 percent, to $3,999,207 in the second quarter of 1999 from $2,777,981 in the comparable 1998 period. This increase resulted primarily from the active trading levels in smaller capitalization issues in the 1999 quarter compared to 1998, particularly in companies for which PIC had recently completed public offerings. Corporate finance revenues rose $946,513 in the second quarter of 1999 compared to the second quarter of 1998. Two corporate finance transactions were completed in the 1999 quarter in which PIC acted as the managing underwriter, raising a total of $23 million for the issuer; only one private placement raising $690,000 was completed in the 1998 quarter. Investment income rose $2,491,151 from a loss of $795,141 in the second quarter of 1998 to a gain of $1,696,010 in the second quarter of 1999. One underwriter warrant was exercised in the second quarter of 1999, while no underwriter warrants were exercised in the comparable 1998 quarter. The increase was due to this warrant exercise and substantial realized gains on positions in the investment account in the 1999 quarter and substantial losses in the investment account in 1998. Trading income rose $372,204 to $389,739 in the second quarter of 1999 from $17,535 in the comparable 1998 period due primarily to active trading and gains on inventory positions in 1999 compared to losses on inventory positions in the 1998 quarter.

Total expenses rose $1,926,903 in the second quarter of 1999 from the comparable 1998 period, an increase of 63.4 percent, from $3,041,497 to $4,968,400. Commissions and salaries rose $1,546,025, or 67.2 percent, from $2,299,006 in the 1998 period to $3,845,031 in 1999. This increase was primarily due to (i) increased commission revenues resulting in a higher level of commissions paid to employee salespersons (higher percentage commission levels are generally paid to employee registered representatives at higher production levels) and (ii) an increased percentage of commission revenues coming from independent salespersons in branch offices. Independent salespersons in branch offices receive a higher percentage of commission revenues than employee salespersons in PIC's offices in Portland and Salem. Underwriting expenses increased by $309,764, due to the lack of any completed public corporate finance transactions in the 1998 quarter compared to the two transactions completed in the second quarter of 1999. Rent, telephone and quote expenses decreased slightly from $207,255 in the 1998 period to $196,568 in 1999, a decrease of 5.2 percent. Other expenses increased 15.4 percent from $532,733 in the second quarter of 1998 to $614,534 in the second quarter of 1999, primarily due to increased profit sharing contributions for employees.

The Company had a pretax loss of $995,226 in the second quarter of 1998 compared to a pretax profit of $2,115,403 in the second quarter of 1999. The biggest factor in this improvement was the increase in investment income in the 1999 quarter, which added to increases in PIC's corporate finance and trading activities. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

The Company also accrued a refund of $115,736 in income taxes for the second quarter of 1998, compared to an accrual for income taxes in the second quarter of 1999 of $846,200. Independent of investment income, the Company would have had a loss before income taxes of $200,085 in the second quarter of 1998 compared to a profit before income taxes of $419,393 in the second quarter of 1999.

Liquidity and Capital Resources

The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1997, early 1998 and 1999 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in late 1998 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of June 30, 1999, no net loans were outstanding pursuant to this arrangement. PIC had no subordinated loans at June 30, 1999. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June 30,

1999, PIC owned 31 underwriter warrants (from 29 issuers), of which 27 were currently exercisable. Eight of the exercisable warrants had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

In the six months ended June 30, 1999, $4,151,875 of net cash was used by operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit included an increase in receivables of $5,891,629, a realized gain on investment securities of $2,960,351 and an increase in trading securities of $2,573,111 more than offsetting an increase in accounts payable and accrued liabilities of $4,546,384 and unrealized depreciation on investment securities of $872,211. In the first six months of 1999, $4,408,975 of net cash was provided by investing activities, primarily resulting from $27,351,328 of proceeds from the sale of short-term investment securities more than offsetting the purchase of $22,707,588 of short-term investment securities and the purchase of $234,765 in furniture and equipment. In the first six months of 1999, $303,874 of net cash was used in financing activities to retire common stock. The net decrease in cash and cash equivalents for the six month period totaled $46,774. See "Financial Statements -- Consolidated Statements of Cash Flows."

As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At June 30, 1999, the Company had no material commitments for capital expenditures.

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

The general phases of the Company's Y2K efforts are: (1) inventorying computer hardware and software and other items which may be affected by the Y2K issue; (2) assigning priorities to identified items; (3) assessing the Y2K compliance of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Y2K compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for the Company.

The Company has been conducting a comprehensive review and analysis of its information systems since early 1998 and completed an inventory of its computer technology and a determination of material items in the third quarter of 1998. Material items are those believed by the Company to have a risk involving property damage or affecting revenues. During the first half of 1999, the Company upgraded and replaced certain components of its computer technology. The Company replaced a large number of its desktop personal computers with newer Y2K compliant models, and it also upgraded server hardware and software for certain of its network systems. The Company is also conducting further hardware and software testing through the end of 1999. All testing of hardware and software will be performed by the Company in conjunction with certain of its external suppliers. The Company also expects to upgrade or convert operating system and applications software that is not Y2K compliant. The Company believes the upgrade or conversion of its desktop hardware and applications and operating system software was substantially completed by June 30, 1999. Contingency planning for the desktop computers and related software began in the third quarter of 1998 and is expected to be completed by the third quarter of 1999.

The Company's efforts with respect to external suppliers and service providers involves identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. These evaluations have been followed by the development of contingency plans, which were updated during the second quarter of 1999. The Company believes these efforts were on schedule as of June 30, 1999. The most critical service provider to PIC, the Company's operating subsidiary, is its clearing firm, Correspondent Services Corporation ("CSC") and CSC's parent company, PaineWebber, which serves as the custodian for PIC's brokerage customers. CSC has established a plan to thoroughly address the Y2K issue, which the Company has reviewed. PIC has worked with CSC to upgrade certain of PIC's computer systems. CSC provided PIC with newer, Y2K compliant networking hardware and software for its home office in Portland, Oregon and its branch office in Salem, Oregon. CSC also provided PIC with newer, faster circuits for its computer systems. PIC has incurred a nominal net monthly increase in its ongoing fee to CSC for these and related services.

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The estimated total cost of the Company's Y2K efforts is estimated to be between $240,000 and $280,000. The total amount expended on the Y2K issue by the Company through June 30, 1999 was approximately $208,000. Of these expenditures, approximately $184,000 related to the cost to repair or replace software and related hardware problems and approximately $24,000 related to the cost of identifying and communicating with external suppliers and working with them on the Y2K issue. The estimated future cost of completing the Company's Y2K efforts is estimated to be between $32,000 and $72,000, which is comprised of $30,000 to $60,000 to repair or replace software and related hardware and $2,000 to $12,000 to identify and communicate with external suppliers. Funds for these costs are provided from PIC's operating budget.

PIC's network of independent contractor branch offices ("branch offices") has also been upgrading computer hardware and software and other items which may be affected by the Y2K issue. PIC has required its branch offices, at their expense, to inventory, upgrade, and/or replace assets that are not Y2K compliant. PIC has mandated that any branch offices that are not Y2K compliant by August 30, 1999 will be subject to fines and/or other disciplinary actions. Paulson believes its branch offices are largely Y2K compliant based on correspondence with its branch offices and operational compatibility with CSC's computer systems.

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

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on June 15, 1999. The six existing Company directors (Chester L.F. Paulson, Jacqueline M. Paulson, Kenneth T. LaMear, Shannon P. Pratt, Paul Shoen and John Westergaard) were elected for additional one year terms and one new director (Glen Davis) was also elected to a one year term. For each director 3,593,355 shares were voted for and 2,600 shares were withheld. In addition, the Company's shareholders approved a proposal to authorize an amendment to the articles of incorporation of the Company to effect a 1-for-4 reverse split of the Common Stock of the Company upon the occurrence of certain events, with 3,518,626 shares voting for the proposal, 75,929 shares voting against the proposal, with 1,400 votes abstaining. Under the proposal, the Company's directors are authorized to effect the reverse split if the closing bid of the Company's common stock falls below $1.00 and the directors determine that the reverse split is in the best interests of the Company's shareholders. The purpose of the proposal was to enable the Company to maintain a listing for the Company's common stock on the Nasdaq System.

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports on Form 8-K

Exhibit No.	Description
27	Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: August 10, 1999	By: CHESTER L.F. PAULSON Chester L.F. Paulson President

Date: August 9, 1999	By: CAROL RICE Carol Rice Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Sequential Page No.
27	Financial Data Schedule