Form 10QSB
period 1999-09-30
PAULSON CAPITAL CORP
filed 1999-11-12
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter ended September 30, 1999

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1999:

                  Common stock, no par value - 3,619,852 shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                          9/30/99              12/31/98
                                                      -----------           -----------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                             $    73,244           $   100,345
Receivables from broker-dealers and
  clearing organizations                                3,289,094             1,430,586
Notes and other receivables                               454,025               439,967
Trading securities                                      4,993,316             2,119,737
Investment securities                                   7,630,469             9,697,387
Refundable income taxes                                   704,072               168,059
Prepaid and deferred expenses                             433,785               578,556
Deferred income taxes                                   1,007,373             1,007,373
                                                      -----------           -----------

Total Current Assets                                   18,585,378            15,542,010
                                                      -----------           -----------

FURNITURE AND EQUIPMENT, net                              502,104               359,329
                                                      -----------           -----------

INVESTMENT IN REAL ESTATE                                 169,900               169,900
                                                      -----------           -----------

DEFERRED INCOME TAXES                                          --                    --
                                                      -----------           -----------

                                                      $19,257,382           $16,071,239
                                                      ===========           ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                   (unaudited)


                                                          9/30/99               12/31/98
                                                      -----------            -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities              $   889,148            $   738,155
Payable to broker-dealers and clearing
  organizations                                         3,770,699                753,413
Compensation, employee benefits and payroll
  taxes                                                   738,588              1,240,510
Securities sold, not yet purchased                         96,794                 61,479
                                                      -----------            -----------

Total current liabilities                               5,495,229              2,793,557
                                                      -----------            -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued and
  outstanding, no shares                                       --                     --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,681,352 and
  3,796,852, respectively                                 752,223                775,323
Retained earnings                                      13,009,930             12,502,359
                                                      -----------            -----------

                                                       13,762,153             13,277,682
                                                      -----------            -----------

                                                      $19,257,382            $16,071,239
                                                      ===========            ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the three and nine month periods ended
              September 30, 1999 and September 30, 1998 (unaudited)


                                               Three months ended                    Nine months ended
                                            9/30/99            9/30/98            9/30/99             9/30/98
                                        -----------        -----------        -----------         -----------
Revenues
Commissions                             $ 3,143,260        $ 2,406,274        $10,679,692         $ 7,901,728
Corporate finance                           589,626            672,582          1,577,939             944,273
Investment income                          (677,569)        (1,837,097)         1,410,571          (2,299,264)
Trading income (loss)                       (30,502)          (112,489)           540,594             253,600
Interest and dividends                        1,205              3,427             13,627               5,429
Other                                         3,896              6,532              7,632              16,875
                                        -----------        -----------        -----------         -----------

                                          3,029,916          1,139,229         14,230,055           6,822,641
                                        -----------        -----------        -----------         -----------
Expenses
Commissions and salaries                  2,784,389          2,197,909          9,808,470           6,918,946
Underwriting expenses                       152,070            314,780            464,337             475,522
Rent, telephone and
     quotation services                     233,380            192,901            669,137             614,930
Interest expense                                221                 --              1,465               2,561
Professional fees                            78,873            113,428            318,161             325,624
Bad debt expense                             30,000             30,471             90,800              90,471
Travel and entertainment                     58,464             50,279            170,782             190,135
Settlements                                  18,500             19,005             35,750              22,698
Other                                       385,265            322,019          1,078,733             989,203
                                        -----------        -----------        -----------         -----------

                                          3,741,162          3,240,792         12,637,635           9,630,090
                                        -----------        -----------        -----------         -----------

Earnings (loss) before income taxes        (711,246)        (2,101,563)         1,592,420          (2,807,449)

Provision for income taxes
  Current                                  (284,500)                --            637,000                  --
  Deferred                                       --                 --                 --                  --
                                        -----------        -----------        -----------         -----------

Net Earnings (Loss)                     $  (426,746)       $(2,101,563)       $   955,420         $(2,807,449)
                                        ===========        ===========        ===========         ===========

Earnings (loss) per share               $     (0.12)       $     (0.55)       $      0.26         $     (0.73)
                                        ===========        ===========        ===========         ===========

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the three year period ended December 31, 1998
             and the nine months ended September 30, 1999(unaudited)


                                                    Common Stock Retained
                                                -------------------------------             Retained
                                                     Shares             Amount              Earnings
                                                -----------         -----------          -----------
Balance at December 31, 1995                      4,324,539             735,889            4,150,076

Exercise of stock options                            38,570              40,892                    -

Issuance of common stock in lieu
    of directors' cash compensation                   3,432               7,500                    -

Redemption of common stock                         (285,300)            (50,580)            (712,432)

Net earnings for the year                                 -                   -            5,727,202
                                                -----------         -----------          -----------

Balance at December 31, 1996                      4,081,241         $   733,701          $ 9,164,846

Exercise of stock options                            87,140              89,283                    -

Issuance of common stock in lieu
    of directors' cash compensation                   2,266               8,000                    -

Redemption of common stock                         (200,111)            (36,568)            (529,919)

Net earnings for the year                                 -                   -            4,354,395
                                                -----------         -----------          -----------

Balance at December 31, 1997                      3,970,536         $   794,416          $12,989,322

Exercise of stock options                                 -                   -                    -

Issuance of common stock in lieu
    of directors' cash compensation                   4,283              16,500                    -

Redemption of common stock                         (177,967)            (35,593)            (451,323)

Net loss for the year                                     -                   -              (35,640)
                                                -----------         -----------          -----------

Balance at December 31, 1998                      3,796,852         $   775,323          $12,502,359

Redemption of common stock                         (115,500)            (23,100)            (447,849)

Net earnings for the year to date                         -                   -              955,420
                                                -----------         -----------          -----------

Balance at September 30, 1999                     3,681,352         $   752,223          $13,009,930
                                                ===========         ===========          ===========

                The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the nine month periods ended September 30, 1999 and September 30, 1998

                                                                                 9/30/99                9/30/98
                                                                            ------------           ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net earnings (loss)                                                     $    955,420           $ (2,807,449)
    Adjustments to reconcile net earnings (loss) to
       Net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                         1,209,602              2,032,453
          Realized (gain) loss on investment securities                       (2,620,173)               266,812
          Depreciation and amortization                                           97,911                 58,330
          Gain from sale of furniture and equipment                                   --                   (300)
          Change in assets and liabilities
              Receivables                                                     (1,872,566)             2,893,478
              Trading securities                                              (2,873,579)             7,466,491
              Refundable income taxes                                           (536,013)              (829,281)
              Prepaid and deferred expenses                                      144,771                187,073
              Accounts payable and accrued liabilities                         2,666,357             (6,061,131)
              Securities sold, not yet purchased                                  35,315                (40,375)
              Bank overdraft                                                          --                     --
              Income taxes payable                                                    --                     --
                                                                            ------------           ------------

       Net cash provided by (used in) operating activities                   (2,792,955)              3,166,101
                                                                            ------------           ------------
Cash flows from investing activities
    Purchases of investment securities                                       (31,894,946)           (19,159,011)
    Proceeds from sale of investment securities                               35,372,435             16,416,332
    Additions to furniture and equipment                                        (240,686)              (128,045)
    Proceeds from sale of furniture and equipment                                     --                    300
                                                                            ------------           ------------

       Net cash provided by (used in) investing activities                  $  3,236,803           $ (2,870,424)
                                                                            ------------           ------------

         The accompanying notes are an integral part of these statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED


                                                                                 9/30/99                9/30/98
                                                                            ------------           ------------
Cash flows from financing activities
    Proceeds from exercise of stock options                                            -                      -
    Payments to retire common stock                                             (470,949)              (308,222)
    Decrease in bank overdraft payable                                                 -                      -
                                                                            ------------           ------------

       Net cash provided by (used in) financing activities                      (470,949)              (308,222)
                                                                            ------------           ------------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                               (27,101)               (12,545)

Cash and cash equivalents at beginning of year                                   100,345                 73,220
                                                                            ------------           ------------

Cash and cash equivalents at September 30                                   $     73,244           $     60,675
                                                                            ============           ============



Cash paid during the three months for
-------------------------------------

    Interest                                                                $        221           $         --
                                                                            ============           ============

    Income taxes                                                            $  1,188,078           $      6,481
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

3.   Commitments and Contingencies

     The Company and Paulson Investment Company, Inc. ("PIC") are defendants in Holly Millar and Bertram Ostrau v. Pearce Systems International, Inc., et al., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified. No date for a trial has been set. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit. PIC and plaintiffs have reached a settlement of this matter. The settlement is subject to court approval. The total payment by PIC under the settlement would depend upon the number of purchasers in the public offering who file valid claims. PIC believes the maximum total payment by PIC under the settlement would be approximately $920,000, but the actual payment could be less, depending upon the number of valid claims filed.

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

     In February 1999, Thane Roberts, a former PIC customer, contacted PIC alleging unauthorized trading and unsuitable investments in his accounts, claiming damages of approximately $300,000. PIC and the former customer presented this matter to mediation in September 1999, but no settlement has been reached. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

     An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. PIC has been named in certain other legal proceedings and has received notice that certain customers may commence legal proceedings against PIC. The Company believes, based upon information received to date and, where the Company deems it appropriate, discussions with legal counsel, that resolution of this additional pending or threatened litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

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

                     Summary of Changes in Major Categories
                            of Revenues and Expenses

                                                   Quarter Ended Sept. 30               Nine Months Ended Sept. 30
                                                    1999    vs.     1998                   1999    vs.     1998
                                                ---------------------------            ---------------------------
Revenues:
Sales Commissions                               $   736,986           30.6%            $ 2,777,964           35.2%
Corporate Finance                                   (82,956)         (12.3%)               633,666           67.1%
Investment Income                                 1,159,528              NA              3,709,835              NA
Trading Income                                       81,987              NA                286,994          113.2%
Other                                                (4,858)         (48.8%)                (1,045)          (4.7%)
                                                -----------     -----------            -----------     -----------

Total                                           $ 1,890,687          166.0%            $ 7,407,414          108.6%

Expenses:
Commissions and Salaries                        $   586,480           26.7%            $ 2,889,524           41.8%
Underwriting Expenses                              (162,710)         (51.7%)               (11,185)          (2.4%)
Rent, Telephone and Quotes                           40,479           21.0%                 54,207            8.8%
Other                                                36,121            6.8%                 74,999            4.6%
                                                -----------     -----------            -----------     -----------

Total                                           $   500,370           15.4%            $ 3,007,545           31.2%

Pretax Income                                   $ 1,390,317              NA            $ 4,399,869              NA

     Total revenues for the third quarter of 1999 rose 166.0 percent from the third quarter of 1998, to $3,029,916 from $1,139,229. As shown in the table above, sales commissions rose $736,986, or 30.6 percent, from $2,406,274 in the third quarter of 1998 to $3,143,260 in the comparable 1999 period. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization issues in the 1999 quarter, compared to substantially less favorable levels in 1998. (The Nasdaq Industrial Index fell 1.3 percent in the third quarter of 1999 compared to a fall of 22.7 percent in the 1998 quarter.) Corporate finance revenues fell 12.3 percent, or $82,956, in the third quarter of 1999 compared to the third quarter of 1998. One corporate finance transaction totaling $13.2 million was completed in the 1999 quarter and two transactions totaling $16.4 million were completed in the 1998 quarter. Investment losses decreased $1,159,528, from a loss of $1,837,097 in the third quarter of 1998 to a loss of $677,569 in the third quarter of 1999. This decline was due to lower realized losses on several positions in the investment account in 1999 compared to the realized losses in the investment account in the 1998 quarter. Trading losses fell $81,987, or 73.9 percent, to $30,502 in the third quarter of 1999 from a loss of $112,489 in the comparable 1998 period. These losses were primarily due to price declines in the quarter in issues for which PIC had acted as the managing underwriter in corporate finance transactions.

     Total expenses rose $500,370 in the third quarter of 1999 from the comparable 1998 period, an increase of 15.4 percent, from $3,240,792 to $3,741,162. Commissions and salaries rose $586,480, or 26.7 percent, from $2,197,909 in the 1998 quarter to $2,784,389 in 1999. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses fell by $162,710, or 51.7 percent, due primarily to the 1998 write-off of certain expenses relating to corporate finance transactions that were terminated. Rent, telephone and quote expenses increased to $233,380 in the 1999 period from $192,901 in 1998, an increase of 21.0 percent, primarily due to increased transaction-related quotation charges and increased long-distance charges related to the overall increase in commission business. Other expenses increased 6.8 percent, or $36,121, from $535,202 in the third quarter of 1998 to $571,323 in the third quarter of 1999. The largest factors in this increase were a $168,731 increase in miscellaneous expenses and a $34,555 increase in professional fees more than offsetting a $66,237 decrease in taxes, license and insurance costs and a $42,700 decreased accrual for employee profit sharing.

     The Company had pretax loss of $711,246 in the third quarter of 1999 compared to a pretax loss of $2,101,563 in the third quarter of 1998. The biggest factor in the decreased losses were the substantial decline in investment losses income in the 1999 quarter and the increase in PIC's general securities activities. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

     The Company did not accrue any income taxes in the 1998 quarter, compared to a decrease in accrual of $284,500 for income taxes owed for the third quarter of 1999. Independent of investment losses, the Company would have had a loss before income taxes of $264,466 in the third quarter of 1998 compared to a loss before income taxes of $33,677 in the third quarter of 1999.

Liquidity and Capital Resources

     The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in 1995-1997 and 1999 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in 1998 and in 1994 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

     PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of September 30, 1999, PIC owed its clearing firm $481,605 pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

     Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At September 30, 1999, PIC owned 30 underwriter warrants (from 29 issuers), of which 25 were currently exercisable. Seven of the exercisable warrants had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

     In the nine months ended September 30, 1999, $2,792,955 of net cash was used by the Company in operating activities. The major adjustments to reconcile this result to the Company's net loss included an increase in accounts payable and accrued liabilities of $2,666,357, unrealized depreciation on investment securities of $1,209,602 and a decrease in prepaid and deferred expenses of $144,771 being more than offset by an increase in trading securities of $2,873,579, a realized gain on investment securities of $2,620,173, an increase in receivables of $1,872,566 and an increase in refundable income taxes of $536,013. In the first nine months of 1999, $3,236,803 of net cash was provided to the Company by investing activities, primarily resulting from $35,372,435 of proceeds from the sale of short-term investment securities more than offseting the purchase of $31,894,946 of short-term investment securities and the purchase of $240,686 in furniture and equipment. In the first nine months of 1999, $470,949 of net cash was used in financing activities to retire common stock. The net decrease in cash and cash equivalents for the nine month period totaled $27,101. See "Financial Statements -- Consolidated Statements of Cash Flows."

     As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At September 30, 1999, the Company had no material commitments for capital expenditures.

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

Matters Subsequent to September 30, 1999

     On October 21, 1999, PIC and AdStar.com, Inc. ("AdStar") entered into a settlement agreement and mutual release relating to a terminated offering of AdStar securities for which PIC was acting as the managing underwriter. Pursuant to this agreement, PIC agreed to pay AdStar $500,000 as reimbursement for expenses incurred by AdStar in connection with the terminated offering. In addition, PIC agreed to purchase from AdStar 275,000 shares of common stock for $1,100,000. Neither the expense reimbursement nor the AdStar investment are reflected in the financial statements above. The $500,000 reimbursement will be an expense in the Company's fourth quarter.


                                Year 2000 Efforts

     The Company has been addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (the "Y2K" issue). The Company has no proprietary operating system or applications software, nor do any of its operations use mainframe or mini-computer systems. Therefore, the Company's focus with respect to the Y2K issue is (1) its PC hardware and software purchased from third parties and (2) external suppliers and service providers.

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

     The Company has been conducting a comprehensive review and analysis of its information systems since early 1998 and completed an inventory of its computer technology and a determination of material items in the third quarter of 1998. Material items are those believed by the Company to have a risk involving property damage or affecting revenues. During the first three quarters of 1999, the Company upgraded and replaced certain components of its computer technology. The Company replaced a large number of its desktop personal computers with newer Y2K compliant models and is upgrading server and wide area networking hardware and software for certain of its systems. The Company is also conducting further hardware and software testing through the end of 1999. All testing of hardware and software will be performed by the Company in conjunction with certain of its external suppliers. The Company also expects to upgrade or convert operating system and applications software that is not Y2K compliant. The Company believes the upgrade or conversion of its desktop hardware and applications and operating system software was substantially completed by September 30, 1999. Contingency planning for the desktop computers and related software began in the third quarter of 1998 and was substantially completed by September 30, 1999.

     The Company's efforts with respect to external suppliers and service providers involves identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. These evaluations have been followed by the development of contingency plans, which were updated during the third quarter of 1999. The Company believes these efforts were on schedule as of September 30, 1999. The most critical service provider to PIC, the Company's operating subsidiary, is its clearing firm, Correspondent Services Corporation ("CSC") and CSC's parent company, PaineWebber, which serves as the custodian for PIC's brokerage customers. CSC has established a plan to thoroughly address the Y2K issue, which the Company has reviewed. PIC has worked with CSC to upgrade certain of PIC's computer systems. CSC provided PIC with newer, Y2K compliant networking hardware and software for its home office in Portland, Oregon and its branch office in Salem, Oregon. CSC also provided PIC with newer, faster circuits for its computer systems. PIC has incurred a nominal net monthly increase in its ongoing fee to CSC for these and related services.

     The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The estimated total cost of the Company's Y2K efforts is estimated to be between $250,000 and $280,000. The total amount expended on the Y2K issue by the Company through September 30, 1999 was approximately $240,000. Of these expenditures, approximately $213,000 related to the cost to repair or replace software and related hardware problems and approximately $27,000 related to the cost of identifying and communicating with external suppliers and working with them on the Y2K issue. The estimated future cost of completing the Company's Y2K efforts is estimated to be between $10,000 and $40,000, which is comprised of $8,000 to $28,000 to repair or replace software and related hardware and $2,000 to $12,000 to identify and communicate with external suppliers. Funds for these costs are provided from PIC's operating budget.

     PIC's network of independent contractor branch offices ("branch offices") has also been upgrading computer hardware and software and other items which may be affected by the Y2K issue. PIC has required its branch offices, at their expense, to inventory, upgrade, and/or replace assets that are not Y2K compliant. PIC mandated that any branch offices that were not Y2K compliant by August 30, 1999 would be subject to fines and/or other disciplinary actions. Paulson believes its branch offices are substantially Y2K compliant based on correspondence with its branch offices and operational compatibility with CSC's computer systems.

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

     The Company's ability to complete its Y2K Compliance efforts prior to December 31, 1999 is dependent on certain future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there is no guarantee that Y2K Compliance by year-end will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K efforts described above. A delay in the Y2K corrections by CSC could also impact the Company's readiness. Specific factors that might cause differences between the anticipated date of completion and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-parties, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Y2K issue that may affect its operations and business, or expose it to third-party liability.

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

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit
           No.                     Description
        -------                    -----------

           27                      Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PAULSON CAPITAL CORP.


Date: November 5, 1999                 By: CHESTER L.F. PAULSON
      ----------------                     -------------------------------------
                                           Chester L.F. Paulson
                                           President



Date: November 9, 1999                 By: CAROL RICE
      ----------------                     -------------------------------------
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