Form 10KSB
period 1999-12-31
PAULSON CAPITAL CORP
filed 2000-04-14
CIK 704159

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                   ----------
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                       Commission file number: 0-18188
   December 31, 1999
                                   FORM 10-KSB

                              PAULSON CAPITAL CORP.
                              ---------------------
            Name of small business issuer as specified in its charter

          OREGON                                            93-0589534
          ------                                            ----------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


811 S.W. Naito Parkway, Suite 200
      Portland, OR                                         97204
------------------------                                   -----
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     -----------------

State issuer's revenues for its most recent fiscal year:

                                  $39,186,582

         As of March 17, 2000, 3,549,535 shares of the registrant's common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant's shares in the over-the-counter market as of such date) was $15,162,624.

                DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format:

Yes     No  X
   ---     ---

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

         GENERAL

         Paulson Capital Corp. ("Paulson Capital" or the "Company"), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. ("PIC"), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 1999 PIC employed 19 brokers and had independent contractor arrangements with 86 brokers registered with the National Association of Securities Dealers, Inc. ("NASD"). PIC also employed a support staff of 47 persons in its headquarters in Portland, Oregon and in certain of its branch offices. At December 31, 1999 PIC had 39 branch offices throughout the United States.

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

         The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last three fiscal years:

                                              1999          1998          1997
GENERAL SECURITIES                             38%           96%           46%
TRADING                                          1             5             4
CORPORATE FINANCE                                5            15            14
INVESTMENT INCOME                               55          (17)            35
OTHER                                            1             1             1

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

         In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC's business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts. At December 31, 1999, no net loans were outstanding pursuant to this arrangement. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

     TRADING AND MARKET MAKING

         In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. The amount of trading by PIC in the high yield bond market has not been material. At December 31, 1999, PIC made a market in approximately 34 securities of 25 issuers. Of these, 18 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 1999, PIC held securities of 38 companies in its investment account. In 1999, the value of securities held in the trading accounts and investment account ranged between

$7,870,602 and $16,439,565. The level of positions carried in PIC's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of PIC's exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC's net capital rules. See "Net Capital Requirements."

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

         PIC generally underwrites public offerings of securities in the range of $5 million to $20 million on a "firm commitment" basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the "SEC") and resells the securities to the public at a specified price. The underwriting involves risk of loss if PIC is unable to resell at a profit the securities it is committed to purchase. This risk is usually reduced by accepting other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering. PIC and other underwriters may also sell a portion of their commitment through a "selling group" of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter's commitment. As an underwriter, PIC is also subject to potential liability under federal and state securities laws and other laws if the registration statement or prospectus contains a material misstatement or omission. PIC's potential liability as an underwriter is uninsured.

         The commitment of capital by PIC between the time a firm commitment underwriting agreement becomes effective and the time PIC resells the securities constitutes a charge against its net capital. Accordingly, PIC's participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD. See "Net Capital Requirements."

         Between June 1, 1978 and December 31, 1999 PIC acted as the managing underwriter or co-managing underwriter for 135 securities offerings, raising approximately $807 million for corporate finance clients. Of these, 84 were initial public offerings. PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, for a period of five years at a price equal to 120 percent of the public offering price, although a portion of these warrants are typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering. See "Item 6 Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         BRANCH OFFICES

         PIC branch offices are generally run by independent contractors that assume liability for all the operating expenses of the branch. PIC typically receives between 15 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch's expenses. As of December 31, 1999, PIC had 39 branch offices in California, Connecticut, District of Columbia, Georgia, Hawaii, Idaho, Nevada, New Jersey, New York, Oregon, Utah and Washington. All of these branches except one in Salem, Oregon are operating as independent contractor offices. PIC continues to be responsible for all expenses of the Salem office.

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

         NET CAPITAL REQUIREMENTS

         PIC is required to maintain minimum "net capital" under the SEC's net capital rule of not less than 6.67 percent of its aggregate indebtedness. As of December 31, 1999, PIC had net capital of $17,506,585, which exceeded its minimum requirement of $273,057 by $17,233,528. The ratio of aggregate indebtedness of $4,095,864 to net capital of $17,506,585 on December 31, 1999 was approximately 0.23 to 1. In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction (usually about one week). This results in a significant temporary increase in PIC's required net capital. In many cases, the amount of securities underwritten by PIC has been limited by its net capital. Any significant reduction in PIC's net capital, even if PIC were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on PIC's ability to continue its investment banking activities.

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

         EMPLOYEES

         At December 31, 1999, PIC had 66 employees, of whom 47 were executives and support staff and 19 were involved in brokerage activities and compensated primarily on a commission basis. PIC also had independent contractor arrangements with 86 independent contractors, all of whom are compensated solely on a commission basis. Paulson Capital had no employees separate from PIC.

ITEM 2.  DESCRIPTION OF PROPERTY

         PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 2002 at a monthly rent of $22,848. PIC's Salem office leases space under a lease expiring on October 31, 2002 at a monthly rent of $2,921.69, with rent subject to increases based upon inflation. The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and PIC are defendants in HOLLY MILLAR AND BERTRAM OSTRAU V. PEARCE SYSTEMS INTERNATIONAL, INC., ET AL., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs allege violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs seek rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. No class has been certified. No date for a trial has been set. Pursuant to a tolling agreement with the plaintiff, the Company (but not PIC) expects to be dismissed without prejudice from the lawsuit. PIC and plaintiffs have reached a settlement of this matter. The settlement is subject to final court approval. The total payment by PIC under the settlement would depend upon the number of purchasers in the public offering who file valid claims. PIC believes the maximum total payment by PIC under the settlement would be approximately $900,000, but the actual payment could be less, depending upon the number of valid claims filed.

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

         In October 1998, Masood Asif and Bobbie Sierra, former PIC customers, filed an arbitration against PIC, an officer and director of PIC, and a former PIC registered representative alleging breach of fiduciary duty, negligent misrepresentation, suppression of facts and churning. Plaintiff seeks damages of $100,000 and punitive damages of $100,000. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

         In April 1999, Philip Cutler, a former PIC customer, filed an NASD arbitration claim asserting claims against PIC for alleged misrepresentations, excessive commissions and a failure to supervise. Claimant alleges damages in excess of $100,000. PIC has not had an opportunity to investigate this matter fully, but believes it has meritorious defenses and intends to defend this matter vigorously. This matter is set for arbitration on May 30, 2000.

         In January of 2000, Paulson received notice that Paul Monka, as trustee for the Urantia Corporation defined benefit pension plan, filed an arbitration against PIC and a former PIC registered representative alleging violations of NASD rules, misrepresentation, fraud, breach of contract, and breach of fiduciary duty. Claimant seeks compensatory damages in excess of $460,000 and punitive damages. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

         In December of 1999, Francis Hoffman, a former PIC customer, sent a written complaint to PIC alleging that PIC and one of its registered representatives churned her account, placed her in unsuitable investments, and violated its duty of care and loyalty, the Oregon Securities Law, the NASD Rules and the Oregon Administrative Rules. The customer claims she has lost in excess of $220,000. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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


                               1999 PRICES                      1998 PRICES                      1997 PRICES
                          HIGH             LOW             HIGH             LOW             HIGH             LOW
1ST QUARTER                 $7.000           $2.625          $6.750           $4.625           $3.188          $2.500
2ND QUARTER                  5.125            3.500           5.625            4.125            5.250           2.562
3RD QUARTER                  5.250            3.688           4.125            2.312            6.875           3.500
4TH QUARTER                  5.500            3.688           3.875            2.000            6.562           4.625

The high and low closing price for the first quarter of 2000 through March 10 were $9.250 and $5.062, respectively.

         As of March 10, 2000, there were 3,549,535 shares of the Company's common stock outstanding and held of record by 134 holders. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple shareholders. Based on the number of requests for the Company's proxy materials for its 1999 annual meeting, the Company believes there are approximately 520 beneficial holders of its common stock. The Company repurchased 257,400 shares of common stock during 1999. Additional shares of common stock may be repurchased from time to time in the future.

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

         In 1999 the Company issued an aggregate of 1,783 unregistered Shares of the Company's stock as compensation to persons attending meetings of its board of directors. Such persons include directors, executive officers of the Company, and a director of PIC who is neither an officer of the Company or PIC. These issuances are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             SELECTED FINANCIAL DATA

                     (in thousands except per share amounts)

                          INCOME STATEMENT INFORMATION

                                                   YEARS ENDED DECEMBER 31,
                                             1999            1998            1997
                                      ----------------------------------------------
Revenues                                    $39,187         $11,749         $27,684
Commissions and Salaries                     15,693          10,371          12,552
Other Expenses                                4,183           4,108           4,003
Total Expenses                               19,876          14,479          16,555
Pretax Income (loss)                         19,311          (2,730)         11,129
Net Income (loss)                            11,711          (1,769)          6,950
Diluted Earnings (loss)                       $3.16           ($.45)          $1.74
 per share
Average number of common shares               3,704           3,918           4,005
 outstanding


                                                 BALANCE SHEET INFORMATION

                                                        DECEMBER 31,
                                            1999            1998            1997
                                      --------------------------------------------
Total Assets                                $37,451         $17,605         $27,473
Working Capital                              23,619          14,282          16,678
Short-Term Debt                                   0               0             100
Long-Term Debt                                    0               0               0
Shareholders' Equity                        $25,415         $14,812         $17,051


During the fourth quarter of 1999, the Company changed its method of accounting for underwriter warrants. Previously the Company recognized no value for these warrants. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value. Accordingly, the financial statements for previous periods have been restated to reflect this change. See Note N on page F-16 in "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

         PIC's revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC's investment account, trading inventory positions and underwriter warrants are heavily concentrated. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.
PIC's results of operations depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from year to year. In the tables below, "Trading Income" is the net gain or loss from trading positions before commissions paid to the representatives in the trading department. "Investment Income" includes amounts received, if any, from the exercise of PIC's underwriter warrants and unrealized appreciation or depreciation in the value of PIC's unexercised underwriter warrants.

                     SUMMARY OF CHANGES IN MAJOR CATEGORIES
                             OF REVENUES AND EXPENSE

                                                      1999 VS. 1998                          1998 VS. 1997
Revenues:
   Sales Commissions                            $3,751,155           33.1%           ($1,404,382)        (11.0%)
   Corporate Finance                               398,928           23.2%            (2,208,823)        (56.3%)
   Investment Income                            23,589,542            N/A            (11,741,273)       (119.9%)
   Trading Income                                 (272,663)         (46.2%)             (605,763)        (50.7%)
   Other                                           (29,912)         (44.1%)               25,712          61.0%
                                                 ---------         --------              --------         -----

Total                                          $27,437,050          233.5%           (15,934,529)        (57.6%)

Expenses:
   Commissions and Salaries                     $5,321,954           51.3%           ($2,180,827)        (17.4%)
   Underwriting Expenses                           352,144           35.3%               235,911          31.0%
   Rent, Telephone & Quotes                         48,271            5.7%                 6,965           0.8%
   Other                                          (326,472)         (14.4%)             (137,933)         (5.7%)

Total                                           $5,395,897           37.3%           ($2,075,884)        (12.5%)

Pretax Income                                  $22,041,153            N/A           ($13,858,645)       (124.5%)

1999 COMPARED TO 1998

         Total revenues for 1999 rose 233.5 percent from 1998, from $11,749,532 to $39,186,582. As shown in the table above, sales commissions rose $3,751,155, or 33.1 percent, from $11,324,412 in 1998 to $15,075,567 in
1999. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization OTC issues in 1999 compared to 1998. The Nasdaq Industrial Average rose less in 1999 (11.37 percent) than in 1998 (17.97 percent), but PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients, which experienced a more favorable market in 1999. Corporate finance revenues rose 23.2 percent, or $398,928, in 1999 compared to 1998. Four transactions were completed in 1998, raising a total of $37 million for the issuers; 4 transactions were also completed in 1999, raising an aggregate of $43 million for corporate finance clients. Investment income increased $23,589,542, from a loss of $1,949,262 in 1998 to income of $21,640,280 in 1999, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. No underwriter warrants were exercised in 1998 while four warrants were exercised in 1999 resulting in profits of $11,356,582, and the profits from investments sold in the investment account in 1999 were greater than in 1998. Trading income fell $272,663, or 46.2 percent, from $589,822 in 1998 to $317,159 in 1999. This decline was primarily due to losses on one large holding late in 1999 offsetting the more favorable markets in smaller capitalization OTC issues in 1999 compared to 1998.

         Total expenses rose $5,395,897 in 1999 from 1998, an increase of
37.3 percent from $14,479,189 to $19,875,086. Commissions and salaries rose $5,321,954, or 51.3 percent, from $10,370,979 in 1998 to $15,692,933 in 1999.
This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid and higher accruals for PIC's profit sharing plan. Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive. Underwriting expenses increased by $352,144, or 35.3 percent. While the same number of transactions were completed in 1999 as in 1998, the 1999 transactions incurred somewhat higher legal and other expenses. In addition, expenses were incurred on transactions that were not completed. Rent, telephone and quote expenses increased from $842,437 in 1998 to $890,708 in 1999, an increase of 5.7 percent. Other expenses decreased 14.4 percent, from $2,267,545 in 1998 to $1,941,073 in 1999, with decreased settlements and advertising/promotion expenses more than offsetting increases in conference, travel and entertainment, depreciation and other expenses.

         The Company had a pretax loss of $2,729,657 in 1998 compared to a pretax profit of $19,311,496 in 1999. The primary reason for this increase was the significant increase in investment income. Independent of investment income, the Company would have had a pretax loss of $2,328,784 in 1999 compared to a pretax loss of $780,395 in 1998. Investment income in 1999 was significantly higher than in any other year in the Company's history, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred a benefit of $961,017 from income taxes in 1998, compared to an expense of $7,600,260 in 1999.

         On September 30, 1999, the Company's board of directors approved the Company's 1999 Stock Option Plan. The plan reserves 500,000 shares of the Company's common stock for issuance upon exercise of the options. Also effective September 30, 1999, the board of directors approved the grant of 128,000 options to directors and employees of the Company. The approved grant price of the options was $4.44 per share, the September 30, 1999 market value. However, the plan is subject to shareholder approval at the Company's June 2000 shareholder meeting. Because approval is not virtually certain, the options have not been included in the diluted earnings per share calculation for the year ended December 31, 1999. If the market value of the stock, on the date of approval, is greater than the grant price, the Company will incur compensation expense equal to the price per share differential times the number of shares granted.

1998 COMPARED TO 1997

         Total revenues for 1998 fell 57.6 percent from 1997, to $11,749,532 from $27,684,061. As shown in the table above, sales commissions fell $1,404,382, or 11.0 percent, to $11,324,412 in 1998 from $12,728,794 in 1997.
This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization OTC issues in 1998 compared to 1997. The Nasdaq Industrial Average rose more in 1997 (11.17 percent) than in 1998 (6.55 percent), and PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients, which experienced a less favorable market in 1998. Corporate finance revenues fell 56.3 percent, or $2,208,823, in 1998 compared to 1997. Four transactions were completed in 1998, raising a total of $37 million for the issuers; 6 transactions were completed in 1997, raising an aggregate of $93 million for corporate finance clients. Investment income decreased $11,741,273, to a loss of $1,949,262 in 1998 from income of $9,792,011 in 1997, primarily as a result of unrealized depreciation of the value of underwriter warrants held by the Company, based upon the Company's estimate of their fair value. No underwriter warrants were exercised in 1998 while one warrant was exercised in 1997, and the profits from investments sold in the investment account in 1997 were significantly greater than in 1998. Trading income fell $605,763, or 50.7 percent, to $589,822 in 1998 from $1,195,585 in 1997. This decline was due to lower trading levels in 1998 and the generally more favorable markets in smaller capitalization OTC issues in 1997 compared to 1998.

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

         The Company had a pretax loss of $2,729,657 in 1998 compared to a pretax profit of $11,128,988 in 1997. The primary reasons for this decrease were the significant decreases in investment income, corporate finance revenues and trading income. Independent of investment income, the Company would have had pretax income of $1,336,977 in 1997 compared to a pretax loss of $780,395 in 1998. Investment income in 1995 through 1997 was significantly higher than in any previous year in the Company's history, primarily as a result of increases in unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in

PIC's revenues and operating results from one period to another. The Company also incurred a benefit of $961,017 from income taxes in 1998, compared to an expense of $4,178,593 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Item 1 - Description of Business -- Net Capital Requirements" above. The Company's working capital at December 31, 1999 was $23,618,990. Of PIC's total assets (net of intercompany accounts) at December 31, 1999 of $35,639,226, approximately 76 percent consisted of securities in PIC's investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 21 percent consisted of cash, certificates of deposit and receivables from its correspondent broker.

         PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity and prices of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities. The overall decline in prices for the very small capitalization OTC securities traded by PIC in 1994 and 1998 were combined with a general reduction in the liquidity of the markets for these securities. This situation was the reverse of 1999, 1997, 1996 and 1995, when increases in prices of OTC securities increased the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price. They include shares of restricted stock recorded by PIC, with an original cost of $1,014,210, currently valued at $1,014,210, which the Company believes, based upon available evidence, approximates market value.

         PIC borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 1999, no net loans were owed by PIC to CSC pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

         Another source of capital to PIC and the Company has been the exercise of underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are not reflected on the balance sheet of PIC or Paulson Capital. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price on the date of exercise. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 1999, PIC owned 28 underwriter warrants (from 26 issuers), of which 23 were currently exercisable and 8 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. As of December 31, 1999, the Company estimated that the value of PIC's underwriter warrants that had an exercise price below the current market price of the securities receivable upon exercise was $10,490,000. This estimate includes estimates by the Company of discounts for lack of marketability, risk of failure of the issuer to register the securities for resale and other possible difficulties that may prevent the Company from realizing the value of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company's estimate of their value can be expected in the future.

         In 1999, $6,879,286 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included unrealized appreciation on investment securities and underwriter warrants of $13,556,395, a realized gain of $8,083,884 on investment securities, an increase in receivables of $6,082,055 and an increase in trading securities of $119,061, partially offset by an increase in accounts payable and accrued liabilities of $3,279,288, a change in deferred income taxes of $1,826,873, income taxes payable of $1,284,859 and depreciation and amortization of $136,274. In 1999, $7,943,963 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases investment securities and the issuance of a note receivable of $1,100,000. Net cash used in financing activities in 1999 totaled $1,116,812, resulting from payments to repurchase common stock. See "Financial Statements -- Consolidated Statements of Cash Flows."

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

         At December 31, 1999, the Company had no material commitments for capital expenditures.

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

YEAR 2000 EFFORTS

         In 1998 and 1999, the Company took various steps to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (the "Y2K" issue). The Company has no proprietary operating system or applications software, nor do any of its operations use mainframe or mini-computer systems. Therefore, the Company's focus with respect to the Y2K issue was: (1) its PC hardware and software purchased from third parties; and (2) external suppliers and service providers. While there is no assurance that associated problems may not arise in the future, to date the Company has not experienced any material problems relating to the Y2K issue.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


 (a) FINANCIAL STATEMENTS                                                                                  PAGE
Report of Independent Certified Public Accountants                                                         F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                                               F-2

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                 F-3

Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999, 1998                 F-4
and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999,                               F-5
     1998 and 1997

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

Supplementary Schedule of Warrants Owned                                                                   F-17

Schedule II - Valuation and Qualifying Account                                                             F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Paulson Capital Corp.

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note N of Notes to Consolidated Financial Statements, the 1998 and 1997 financial statements have been restated.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Supplementary Schedule of Warrants Owned as of December 31, 1999 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Portland, Oregon
January 26, 2000, except for Notes E and N, as to which the date is April 5, 2000

                      Paulson Capital Corp. and Subsidiary


                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                              ASSETS                                                    1999                  1998
                                                                                   ----------------      ----------------
                                                                                                           (restated)
CURRENT ASSETS
   Cash and cash equivalents                                                       $       48,210        $      100,345
   Receivable from broker-dealers and clearing organizations                            7,336,562             1,430,586
   Notes and other receivables                                                            671,514               439,967
   Trading securities                                                                   2,238,798             2,119,737
   Investment securities                                                               14,200,767             9,697,387
   Underwriter warrants                                                                10,490,000             2,488,000
   Refundable income taxes                                                                      -               168,059
   Prepaid and deferred expenses                                                          669,599               578,556
   Deferred income taxes                                                                        -                53,373
                                                                                   ----------------      ----------------

               Total current assets                                                    35,655,450            17,076,010
                                                                                   ----------------      ----------------

NOTE RECEIVABLE                                                                         1,100,000                     -
                                                                                   ----------------      ----------------

FURNITURE AND EQUIPMENT, net                                                              525,716               359,329
                                                                                   ----------------      ----------------


INVESTMENT IN REAL ESTATE                                                                 169,900               169,900
                                                                                   ----------------      ----------------

                                                                                   $   37,451,066        $   17,605,239
                                                                                   ================      ================

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                        $      814,935        $      738,155
   Payable to broker-dealers and clearing organizations                                 1,883,602               753,413
   Compensation, employee benefits and payroll taxes                                    3,312,829             1,240,510
   Securities sold, not yet purchased                                                      65,794                61,479
   Income taxes payable                                                                 1,116,800                     -
   Deferred income taxes                                                                4,842,500                     -
                                                                                   ----------------      ----------------

               Total current liabilities                                               12,036,460             2,793,557
                                                                                   ----------------      ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 500,000
      shares; issued and outstanding, no shares                                                 -                     -
   Common stock, no par value; authorized, 10,000,000
      shares; issued and outstanding, 3,541,235 and
      3,796,852, respectively                                                             732,343               775,323
   Retained earnings                                                                   24,682,263            14,036,359
                                                                                   ----------------      ----------------

                                                                                       25,414,606            14,811,682
                                                                                   ----------------      ----------------

                                                                                   $   37,451,066        $   17,605,239
                                                                                   ================      ================

The accompanying notes are an integral part of this statement.

                      Paulson Capital Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                  1999                  1998                  1997
                                                             ----------------      ----------------      ----------------
                                                                                     (restated)            (restated)
Revenues
   Commissions                                               $   15,075,567        $   11,324,412        $   12,728,794
   Corporate finance                                              2,115,619             1,716,691             3,925,514
   Investment income (loss)                                      21,640,280            (1,949,262)            9,792,011
   Trading income                                                   317,159               589,822             1,195,585
   Interest and dividends                                            16,641                48,668                 7,010
   Other                                                             21,316                19,201                35,147
                                                             ----------------      ----------------      ----------------

                                                                 39,186,582            11,749,532            27,684,061
                                                             ----------------      ----------------      ----------------
Expenses
   Commissions and salaries                                      15,692,933            10,370,979            12,551,806
   Underwriting expenses                                          1,350,372               998,228               762,317
   Rent, telephone and quotation services                           890,708               842,437               835,472
   Interest expense                                                   1,248                60,889                 5,996
   Professional fees                                                394,368               389,478               639,386
   Bad debt expense                                                  80,379                84,670                55,011
   Travel and entertainment                                         333,927               283,234               158,649
   Settlements                                                       59,000               518,362                67,299
   Other                                                          1,072,151               930,912             1,479,137
                                                             ----------------      ----------------      ----------------
                                                                 19,875,086            14,479,189            16,555,073
                                                             ----------------      ----------------      ----------------

               Earnings (loss) before income taxes               19,311,496            (2,729,657)           11,128,988

Income tax expense (benefit)                                      7,600,260              (961,017)            4,178,593
                                                             ----------------      ----------------      ----------------

               NET EARNINGS (LOSS)                           $   11,711,236        $   (1,768,640)       $    6,950,395
                                                             ================      ================      ================

Basic earnings (loss) per share                              $         3.16        $         (.45)       $         1.75
                                                             ================      ================      ================

Diluted earnings (loss) per share                            $         3.16        $         (.45)       $         1.74
                                                             ================      ================      ================

The accompanying notes are an integral part of this statement.

                     Paulson Capital Corp. and Subisidiary

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Three year period ended December 31, 1999


                                                                          Common Stock
                                                                ----------------------------------         Retained
                                                                   Shares              Amount              Earnings
                                                                --------------      --------------      ----------------
Balance at December 31, 1996, as previously reported               4,081,241        $    733,701        $     9,164,846

Restatement (Note N)                                                       -                   -                671,000
                                                                --------------      --------------      ----------------

Balance at December 31, 1996, as restated                          4,081,241             733,701              9,835,846

Exercise of stock options                                             87,140              89,283                      -

Issuance of common stock in lieu
   of directors' cash compensation                                     2,266               8,000                      -

Redemption of common stock                                          (200,111)            (36,568)              (529,919)

Net earnings for the year, as restated                                     -                   -              6,950,395
                                                                --------------      --------------      ----------------

Balance at December 31, 1997, as restated                          3,970,536             794,416             16,256,322

Issuance of common stock in lieu
   of directors' cash compensation                                     4,283              16,500                      -

Redemption of common stock                                          (177,967)            (35,593)              (451,323)

Net loss for the year, as restated                                         -                   -             (1,768,640)
                                                                --------------      --------------      ----------------

Balance at December 31, 1998, as restated                          3,796,852             775,323             14,036,359

Issuance of common stock in lieu
   of directors' cash compensation                                     1,783               8,500                      -

Redemption of common stock                                          (257,400)            (51,480)            (1,065,332)

Net earnings for the year                                                  -                   -             11,711,236
                                                                --------------      --------------      ----------------

Balance at December 31, 1999                                       3,541,235        $    732,343        $    24,682,263
                                                                ==============      ==============      ================

The accompanying notes are an integral part of these statements.

                 Paulson Capital Corp. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Year ended December 31,


                                                                          1999              1998              1997
                                                                     ----------------  ----------------  ----------------
                                                                                         (restated)        (restated)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Net earnings (loss)                                               $  11,711,236     $  (1,768,640)    $   6,950,395
   Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities
         Unrealized (appreciation) depreciation
            on investment securities and underwriter warrants          (13,556,395)        1,816,738        (3,803,194)
         Realized (gain) loss on investment securities                  (8,083,884)          404,441        (5,988,817)
         Deferred income taxes                                           4,895,873        (1,796,273)        1,448,300
         Common stock issued for compensation
            of directors                                                     8,500            16,500             8,000
         Depreciation and amortization                                     136,274            89,448            59,994
         (Gain)/loss from sale of furniture and equipment                        -             6,180            (6,800)
         Write-down of notes receivable, net of recoveries                (267,193)          267,193                 -
         Changes in assets and liabilities
            Receivables                                                 (6,082,055)        3,051,643           562,999
            Trading securities                                            (119,061)        6,782,065        (3,749,019)
            Income taxes receivable/payable                              1,284,859           (66,152)          310,354
            Prepaid and deferred expenses                                  (91,043)         (177,711)         (240,724)
            Accounts payable and accrued liabilities                     3,279,288        (5,516,418)        2,236,523
            Securities sold, not yet purchased                               4,315          (269,250)           50,041
                                                                     ----------------  ----------------  ----------------

               Net cash provided by (used in)
                  operating activities                                  (6,879,286)        2,839,764        (2,161,948)
                                                                     ----------------  ----------------  ----------------

Cash flows from investing activities
   Purchases of investment securities                                  (41,501,353)      (27,439,553)      (28,103,962)
   Proceeds from sale of investment securities                          50,636,252        25,400,567        31,405,663
   Proceeds from repayment of notes receivable                             211,725           500,000                 -
   Issuance of note receivable                                          (1,100,000)         (534,385)         (500,000)
   Additions to furniture and equipment                                   (302,661)         (254,652)         (114,474)
   Purchase of real estate                                                       -                 -          (169,900)
   Proceeds from sale of furniture and equipment                                 -             2,300             9,600
                                                                     ----------------  ----------------  ----------------

               Net cash provided by (used in)
                  investing activities                                   7,943,963        (2,325,723)        2,526,927
                                                                     ----------------  ----------------  ----------------


The accompanying notes are an integral part of these statements.

                    Paulson Capital Corp. and Subsidiary

                          Year ended December 31,


                                                                               1999            1998            1997
                                                                          --------------- --------------- ---------------
                                                                                            (restated)      (restated)
Cash flows from financing activities
   Proceeds from exercise of stock options                                $         -     $         -     $      89,283
   Payments to retire common stock                                           (1,116,812)       (486,916)       (566,487)
                                                                          --------------- --------------- ---------------

               Net cash used in financing activities                         (1,116,812)       (486,916)       (477,204)
                                                                          --------------- --------------- ---------------


               Net Increase (Decrease) in Cash and
                  Cash Equivalents                                              (52,135)         27,125        (112,225)

Cash and cash equivalents at beginning of year                                  100,345          73,220         185,445
                                                                          --------------- --------------- ---------------

Cash and cash equivalents at end of year                                  $      48,210   $     100,345   $      73,220
                                                                          =============== =============== ===============



CASH PAID DURING THE YEAR FOR

   Interest                                                               $       1,248   $      61,389   $       6,000
                                                                          =============== =============== ===============

   Income taxes                                                           $   1,441,715   $     901,408   $   2,405,275
                                                                          =============== =============== ===============

NONCASH INVESTING AND FINANCING ACTIVITY

   Repayment of secured demand note collateral agreement                  $         -     $     100,000   $         -
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

   3. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts reflected in the balance sheet for cash, cash equivalents, notes and other receivables and payables approximate their respective fair values due to the short maturities of these instruments. The fair values of trading and investing securities owned and securities sold, not yet purchased are recorded primarily at quoted prices for those or similar instruments. Underwriter warrants are recorded at estimated fair value as determined by management. Changes in the market value of these securities are reflected currently in the results of operations.

   4. FURNITURE AND EQUIPMENT

   Depreciation of furniture and equipment is computed generally by the straight-line method over their estimated useful lives (5 years). Leasehold improvements are amortized over the lesser of their estimated useful life or the lives of their respective leases (2.5 years).

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

   7. EARNINGS PER SHARE

   The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share" in 1997. Earnings (loss) per share are computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the year (Note H).

   8. INCOME TAXES

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

                      Paulson Capital Corp. and Subsidiary

NOTE B - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
               ORGANIZATIONS - Continued

   At December 31, the above clearing services and trading account financing resulted in the following:

                                                                      1999                 1998
                                                                 ---------------      ----------------
        Receivable from CSC                                      $    7,336,562       $    1,430,586
        Payable to CSC                                               (1,883,602)            (753,413)
                                                                 ---------------      ----------------

        Net receivable                                           $    5,452,960       $      677,173
                                                                 ===============      ================

NOTE C - NOTES AND OTHER RECEIVABLES

   Notes and other receivables consist of the following:

                                                                      1999                  1998
                                                                 ---------------       ---------------
        Underwriting                                             $          -          $    267,191
        Employees                                                     558,131                49,493
        Independent brokers                                            59,045                69,909
        Other                                                          54,338                53,374
                                                                 ---------------       ---------------

                                                                 $    671,514          $    439,967
                                                                 ===============       ===============

   In connection with an underwriting, the Subsidiary accepted a note receivable on December 18, 1997 in the amount of $500,000. On February 6, 1998 the note was paid. Three additional notes totaling $534,385 were accepted during 1998. These notes were uncollateralized and the Subsidiary recorded an allowance of $267,193 against them. During 1999, collection was received on one of the notes and the remainder of the other two were written off.

   Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to the registered representatives of the Subsidiary. For the years ended December 31, 1999, 1998, and 1997, notes and receivables of $80,379, $85,448, and $17,206, respectfully, were determined by management to be uncollectible and written off.

   At December 31, 1999 the Company had a $1,100,000 unsecured note receivable from a company that was subordinated to the interest of another creditor. This note has an interest rate of 6% and is due October 21, 2001.

                      Paulson Capital Corp. and Subsidiary

NOTE D - TRADING AND INVESTMENT SECURITIES

   Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Company's subsidiary.

   The categories of trading securities and their related market values follow:

                                                            1999                                  1998
                                               --------------------------------      -------------------------------
                                                   Long              Short               Long             Short
                                               --------------     ------------      ---------------    -------------
        Common stock                           $   1,895,409      $    65,794       $   1,686,731      $    50,672
        Preferred stock                                    -                -              39,008            5,511
        State and municipal bonds                    262,082                -             243,055            5,296
        Corporate bonds                               81,307                -             150,943                -
                                               --------------     ------------      ---------------    -------------

                                               $   2,238,798      $    65,794       $   2,119,737      $    61,479
                                               ==============     ============      ===============    =============

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

   Investment securities held by the Subsidiary which are readily marketable are stated at market value. Included in investment securities are certain securities which are not readily marketable. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 1999 these securities consist of corporate stocks and warrants at estimated fair value of $914,210 and a convertible debenture valued at $100,000. At December 31, 1998 these securities consisted of corporate stocks at estimated fair value of $325,475. A summary of the investment security portfolio follows:

                                                                   Market          Unrealized         Carrying
                                                  Cost             Value          Gain (Loss)           Value
                                             ---------------   ---------------  -----------------  ----------------
        1999
           Corporate equities                $  11,752,070     $  14,178,877    $     2,426,807    $  14,178,877
           Corporate bonds                         102,420            21,890            (80,530)          21,890
                                             ---------------   ---------------  -----------------  ----------------

                                             $  11,854,490     $  14,200,767    $     2,346,277    $  14,200,767
                                             ===============   ===============  =================  ================

        1998
           Corporate equities                $  11,993,688     $   9,697,387    $    (2,296,301)   $   9,697,387
                                             ===============   ===============  =================  ================

   Realized gain (loss) included in the determination of net earnings was $8,083,884, $(404,441), and $5,988,817 for the years ended December 31,
   1999, 1998 and 1997, respectively.

NOTE E - UNDERWRITER WARRANTS

   As provided in certain underwriting agreements, Paulson Investment Company, Inc. obtains warrants to purchase equity instruments from client companies. During the restriction periods on these warrants, the Company recognizes no value. When the restrictions expire and the underlying securities become exercisable, the Company marks the warrants to estimated fair value.

   In estimating fair value of the warrants, management considers the trading volume and quoted prices of the underlying securities, the number of such securities held by the public, the remaining warrant exercise period and other factors that they believe might effect the value of the warrants.


NOTE F - FURNITURE AND EQUIPMENT

   Furniture and equipment are stated at cost and consist of the following:

                                                                                      1999                 1998
                                                                                 ---------------      ---------------

        Office equipment                                                         $  1,173,097         $    905,710
        Leasehold improvements                                                         35,274              120,354
        Vehicles                                                                       65,619               65,619
                                                                                 ---------------      ---------------
                                                                                    1,273,990            1,091,683
        Less accumulated depreciation
           and amortization                                                           748,274              732,354
                                                                                 ---------------      ---------------
                                                                                 $    525,716         $    359,329
                                                                                 ===============      ===============

NOTE G - INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                                                 1999                 1998                 1997
                                                            ---------------      ---------------      ---------------
      Current tax expense
         Federal                                            $   1,921,593        $     724,613        $   2,364,177
         State                                                    782,794              110,643              366,116
                                                            ---------------      ---------------      ---------------
                                                                2,704,387              835,256            2,730,293
                                                            ---------------      ---------------      ---------------

      Deferred tax expense (benefit)
         Federal                                                4,338,537           (1,579,461)           1,289,457
         State                                                    557,336             (216,812)             158,843
                                                            ---------------      ---------------      ---------------

                                                                4,895,873           (1,796,273)           1,448,300
                                                            ---------------      ---------------      ---------------

                                                            $   7,600,260        $    (961,017)       $   4,178,593
                                                            ===============      ===============      ===============

   Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes as follows:

                                                                1999                  1998                1997
                                                            --------------       ---------------     ---------------
      Income tax expense (benefit) at
         statutory federal tax rate                         $   6,566,000        $    (928,000)      $   3,784,000
      State taxes net of federal benefit                          841,000             (119,000)            485,000
      Permanent and other differences                             193,260               85,983             (90,407)
                                                            --------------       ---------------     ---------------

                                                            $   7,600,260        $    (961,017)      $   4,178,593
                                                            ==============       ===============     ===============

   The deferred income tax asset (liability) consists of the following at December 31,:

                                                                                    1999                 1998
                                                                               ----------------     ---------------
      Unrealized appreciation on securities                                    $  (4,923,000)       $     (55,000)
      Accrued expenses                                                                48,000                    -
      State net operating loss carryforwards                                          67,100                    -
      Allowance on notes receivable                                                        -              105,000
      Fixed asset depreciation                                                       (34,600)               3,373
                                                                               ----------------     ---------------

                                                                               $  (4,842,500)       $      53,337
                                                                               ================     ===============

   No valuation allowance is considered necessary. The state net operating loss carryforwards expire through 2014.


NOTE H - COMMON STOCK

   Directors are compensated for their attendance at a maximum of six scheduled meetings per year. Compensation is approximately $500 of the Company's stock for each meeting. The value of the stock is determined at the close of business the day prior to a scheduled meeting.

   The Subsidiary has a key employee stock purchase plan. Under the plan, the Subsidiary will match funds (up to $25,000) committed by key employees for the purchase of shares of the Company's common stock. The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions. One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration. The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary. No participants were named and no purchases of common stock under this plan were made during 1999, 1998 or 1997.

   The Company's Nonemployee Stock Option Plan had 100,000 registered shares of common stock reserved for issuance.

   The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
   123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans and therefore does not recognize compensation expense. Had the Company elected to recognize compensation expense based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed by FAS 123, the effect on the Company's pro forma net income and earnings per share would have been immaterial. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 62%; risk-free interest rate of 5.9% and expected life of 2.5 years.

   There was no activity under the Nonemployee Stock Option Plan during 1999 or 1998. The following table summarizes activity under the Plan for the year ended December 31, 1997:

                                                                                                     Weighted
                                                                                    Shares            Average
                                                                                     Under           Exercise
                                                                                    Option             Price
                                                                                  ------------      ------------
        Balance at December 31, 1996                                                 101,425        $      1.01
           Granted                                                                         -                  -
           Exercised                                                                 (87,140)              1.02
           Canceled                                                                  (14,285)               .91
                                                                                  ------------

        Balance at December 31, 1997                                                       -
                                                                                  ============

   On September 30, 1999, the Board of Directors approved the 1999 Stock Option Plan. The plan reserves 500,000 shares of the Company's common stock for issuance upon exercise of the options. Also effective September 30, 1999, the Board of Directors approved the grant of 128,000 options to directors and employees of the Company. The approved grant price of the options was $4.44 per share, the September 30, 1999 market value. However, the plan is subject to shareholder approval at the June 2000 shareholder meeting. Because approval is not virtually certain, the options have not been included in the diluted earnings per share calculation for the year ended December 31, 1999. If the market value of the stock, on the date of approval, is greater than the grant price, the Company will incur compensation expense equal to the price per share differential times the number of shares granted.

NOTE I - EARNINGS PER SHARE

   The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended December 31, 1999:

                                                                             Weighted Average       Per
                                                                Income            Shares           Share
      1997 (Restated)                                        (Numerator)      (Denominator)        Amount
      ---------------                                       ---------------  -----------------   -----------
         Basic earnings per share
            Income available to
               common stockholders                          $   6,950,395          3,973,034         $1.75

         Effect of dilutive securities
            Stock options                                               -             32,344
                                                            ---------------  -----------------

         Diluted earnings per share
            Income available to
               common stockholders                          $   6,950,395          4,005,378         $1.74
                                                            ===============  =================   ===========

      1998 (Restated)
      ---------------
            Basic earnings (loss) per share
            Income (loss) available to
               common stockholders                          $  (1,768,640)         3,917,788         $(.45)
                                                            ===============  =================   ===========

      1999
      ----
         Basic earnings per share
            Income available to
               common stockholders                          $  11,711,236          3,704,360         $3.16
                                                            ===============  =================   ===========

   During the years ended December 31, 1999 and 1998 there were no potentially dilutive securities outstanding. During the year ended December 31, 1997 all outstanding stock options were included in the computation of diluted earnings per share since the options' exercise price was less than the average market price of the common shares.

NOTE J - LEASES

   Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:


           Year ended
          December 31,
        -----------------
              2000                                                                $  274,176
              2001                                                                   274,176
              2002                                                                   114,240
                                                                                  ------------
                                                                                  $  662,592
                                                                                  ============

   The leases provide for payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 1999, 1998 and 1997 approximated $265,000, $270,000, and $240,000, respectively.


NOTE K - EMPLOYEE BENEFIT PLANS

   Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were $600,000, $0 and $500,000, respectively.


NOTE L - CONTINGENCIES

   The Company and its Subsidiary have been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages. As preliminary hearings and discovery in these cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Company's financial statements, if any. Management denies the charges in these legal actions and is vigorously defending against them. No provision for any liability that may result from the above contingencies has been made in the financial statements.

   The Company and its Subsidiary are defendants in a class action alleging violations of California securities law and other laws relating to a public offering in which the Subsidiary acted as the managing underwriter. The Subsidiary and the plaintiffs reached a settlement in principle during 1998, which is subject to court approval. The total payment by the Subsidiary under the settlement depends upon the number of purchasers in the public offering who file valid claims. Management believes the range of payment possible under the settlement is between approximately $350,000 and $900,000. An accrual of $500,000 has been recorded based upon management's estimate of the most likely amount.


NOTE M - NET CAPITAL REQUIREMENT

   The Subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 1999, the Subsidiary's net capital and required net capital were $17,506,585 and $273,057, respectively, and its ratio of aggregate indebtedness to net capital was .234 to 1. The Subsidiary's absolute minimum net capital is $100,000.

NOTE N - RESTATEMENT

   During the fourth quarter of 1999, the Company changed its method of accounting for underwriter warrants. Previously the Company recognized no value for these warrants. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value. Accordingly, the financial statements for previous periods have been restated to reflect this change.

   The effect of the change on the 1999 financial statements was to increase investment income by $8,002,000, net income by $4,933,000 and basic and diluted earnings per share by $1.33. For the year ended December 31, 1998, the effect of the adjustment was to decrease investment income by $2,811,000, increase net loss by $1,733,000 and increase the basic and diluted loss per share by $.44. For the year ended December 31, 1997, the effect of the adjustment was to increase investment income by $4,211,000, increase net income by $2,596,000 and increase the basic and diluted earnings per share by $.65. The effect of the adjustment for periods prior to 1997 was to increase shareholders' equity by $671,000.

   The effect of the adjustment on each of the quarters for the years 1999, 1998 and 1997 is as follows (unaudited):

                                                                              Three months ended
                                                       ------------------------------------------------------------------
                                                         March 31,        June 30,      September 30,     December 31,
                                                       --------------- --------------- ---------------- -----------------
1999
Net income (loss), as previously reported              $     112,963   $   1,269,203   $      (426,746) $     5,822,816
Effect of adjustment                                         936,000       2,398,000         1,603,000           (4,000)
                                                       --------------- --------------- ---------------- -----------------
Net income, as restated                                $   1,048,963   $   3,667,203   $     1,176,254  $     5,818,816
                                                       =============== =============== ================ =================

Earnings (loss) per share, as previously reported      $      $0.03    $       0.34    $        (0.12)  $         1.61
Effect of adjustment                                           0.25            0.63              0.44                -
                                                       --------------- --------------- ---------------- -----------------
Earnings per share, as restated                        $       0.28    $       0.97    $         0.32   $         1.61
                                                       =============== =============== ================ =================

1998
Net income (loss), as previously reported              $     173,604   $    (879,490)  $    (2,101,563) $     2,771,809
Effect of adjustment                                        (152,000)     (1,086,000)         (740,000)         245,000
                                                       --------------- --------------- ---------------- -----------------
Net income (loss), as restated                         $      21,604   $  (1,965,490)  $    (2,841,563) $     3,016,809
                                                       =============== =============== ================ =================

Earnings (loss) per share, as previously reported      $       0.04    $      (0.22)   $        (0.55)  $         0.70
Effect of adjustment                                          (0.03)          (0.28)            (0.17)            0.09
                                                       --------------- --------------- ---------------- -----------------
Earnings (loss) per share, as restated                 $       0.01    $      (0.50)   $        (0.72)  $         0.79
                                                       =============== =============== ================ =================

1997
Net income, as previously reported                     $     791,059   $     583,370   $     1,807,880  $     1,172,086
Effect of adjustment                                         250,000       1,311,000         2,032,000         (997,000)
                                                       --------------- --------------- ---------------- -----------------
Net income, as restated                                $   1,041,059   $   1,894,370   $     3,839,880  $       175,086
                                                       =============== =============== ================ =================

Earnings per share, as previously reported             $       0.20    $       0.15    $         0.45   $         0.30
Effect of adjustment                                           0.06            0.33              0.52            (0.26)
                                                       --------------- --------------- ---------------- -----------------
Basic earnings per share, as restated                  $       0.26    $       0.48    $         0.97   $         0.04
                                                       =============== =============== ================ =================

Diluted earnings per share, as previously reported     $       0.20    $       0.15    $         0.45   $         0.29
Effect of adjustment                                           0.06            0.32              0.52            (0.25)
                                                       --------------- --------------- ---------------- -----------------
Diluted earnings per share, as restated                $       0.26    $       0.47    $         0.97   $         0.04
                                                       =============== =============== ================ =================

                      Paulson Capital Corp. and Subsidiary

                   SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

                              December 31, 1999

                                                                               Shares       Exercise
                                                                            Entitled to       Price         Expiration
                               Description                                    Purchase      Per-Share          Date
--------------------------------------------------------------------------  ------------- --------------  ---------------
AdStar.com (units) ERC 12-17-00                                                  60,500   $       7.20    2004, 12/16
Advantage Marketing Systems (units) ERC 11-12-98                                 65,520   $       5.40    2002, 11/12
Audiohighway (units) ERC 12-17-99                                               163,900   $       7.80    2003, 12/17
AVI Biopharma, Inc. (units) ERC 6-3-98                                          112,700   $      10.80    2002, 06/03
Beta Oil & Gas, Inc. ERC 7-30-00                                                  9,300   $       7.50    2004, 07/30
C3, Inc. ERC 11-14-98                                                           214,592   $      18.00    2002, 11/14
Cal-Maine Foods, Inc. ERC 12-11-97                                              177,100   $       8.40    2001, 12/10
Careside, Inc. (units) ERC 06-15-00                                              92,650   $       9.00    2004, 06/15
Caring Products International, Inc. (units) ERC 12-9-98                          83,075   $       6.00    2002, 12/09
Cell Robotics International, Inc. (units) ERC 9-19-96                           9.3725    $  25,000.00    2000, 09/18
Cell Robotics International, Inc. (units) ERC 2-2-99                             29,800   $       9.90    2003, 02/01
Cellegy Pharmaceuticals, Inc. (units) ERC 8-11-96                                18,745   $      20.63    2000, 08/11
Complete Management, Inc. ERC 12-27-96                                          107,720   $      10.80    2000, 12/27
Complete Management, Inc. ERC 6-11-97                                            31,377   $      21.04    2001, 06/11
Cusac Industries, Ltd. (units) ERC 1-11-96                                       11,901   $      12.00    2000, 01/11
Dag Media, Inc. ERC 05-12-00                                                     90,562   $       7.80    2004, 05/12
E.Com International, Inc. ERC 12-5-97                                            75,587   $       3.50    2002, 12/31
Global Payment Technology ERC 2-6-96                                            103,500   $       6.60    2000, 02/06
Hometown Auto Retailers NC ERC 7-28-99                                          120,690   $      10.80    2003, 07/28
Kyzen Corporation (units) ERC 8-3-96                                             15,498   $      14.95    2000, 08/03
Microfield Graphics, Inc. ERC 6-22-96                                            79,750   $       7.20    2000, 06/22
Neotherapeutics Inc. (units) ERC 9-25-97                                        161,000   $       9.12    2001, 09/25
Pacific Aerospace & Electronics (Units) ERC 7-15-97                             146,700   $       3.75    2001, 07/15
Premium Cigars International, Ltd. ERC 8-21-98                                    2,000   $       8.40    2002, 08/21
R-B Rubber Products, Inc. ERC 5-10-96                                            55,100   $       5.10    2000, 05/10
Supergen, Inc. (units) ERC 3-12-97                                              218,950   $       7.20    2001, 03/12
3D shopping.com (units) ERC 07-20-00                                             73,466   $      14.40    2004, 07/20
WSG Systems, Inc. ERC 4-8-99                                                   11.0260    $   6,000.00    2003, 03/31

                     Paulson Capital Corp. and Subsidiary           Schedule II

                      Valuation and Qualifying Accounts

                 Years ended December 31, 1999, 1998 and 1997

                                                   Balance        Additions-Charges                           Balance
                                                  Beginning          to Cost and           Deductions          at End
         Description                               of Year            Expenses             Write-offs         of Year
------------------------------                   -------------  ----------------------    -------------     -------------
Allowance for doubtful
   accounts:

Year ended Dec. 31, 1999                         $    267,193                $55,466      $    322,659*     $        -
Year ended Dec. 31, 1998                                    -                352,641      $     85,448      $    267,193
Year ended Dec. 31, 1997                                    -                 17,206            17,206                 -


*  Net of recoveries of previously reserved amounts of $105,863.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no Form 8-K filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

         All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company's definitive proxy statement for its 2000 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference, other than the information with respect to executive officers of the Company included below.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Directors of the Company are elected for a term of one year and until their successors are elected and qualify. Executive officers are appointed by the board of directors and do not have fixed terms of office. The board of directors and executive officers as of December 31, 1999 are set forth below. The year each person became a director follows his or her name.

                                                                      PRINCIPAL OCCUPATION(S) DURING PAST FIVE
             NAME                AGE    POSITION(S) WITH COMPANY                      YEARS
Chester L.F. Paulson (1970)       63    President and Director        Director of Corporate Finance of PIC

Jacqueline M. Paulson (1976)      60    Secretary-Treasurer and       Secretary-Treasurer of PIC
                                        Director

Glen Davis                        43    Director                      President of PIC since February 1998 (Senior
(1999)                                                                Vice President of PIC until February 1998

Kenneth T. LaMear (1985)          65    Director                      Senior Vice President of PIC since February
                                                                      1998, Chief Executive Officer of PIC  until
                                                                      February 1998

Shannon P. Pratt                  66    Director                      Managing Director, Founder - Willamette
(1998)                                                                Management Associates, a business valuation
                                                                      firm

Paul Shoen                        43    Director                      Chairman of the Board of Directors and Chief
(1998)                                                                Executive Officer of Panetechnicon Aviation,
                                                                      an operator and lessor of aircraft; private
                                                                      investor; Director -- AMERCO, the parent
                                                                      company of U-Haul Trucking Rental and
                                                                      Telepartner A/S, a long distance telephone
                                                                      provider

John Westergaard                  68    Director                      Publisher/Editor of Westergaard Online
(1998)                                                                Systems, Inc., an Internet publisher of
                                                                      financial "webzines"


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

         10.5     1999 Stock Option Plan

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


                                                PAULSON CAPITAL CORP.


Date:  April 13, 2000                      By:  /s/ CHESTER L.F. PAULSON
     -----------------------                    ------------------------
                                                Chester L.F. Paulson
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                 SIGNATURE                                    TITLE                       DATE

(1) PRINCIPAL EXECUTIVE AND FINANCIAL
OFFICER

/s/ CHESTER L.F. PAULSON                                                              April 13, 2000
-------------------------------------          Chairman of the Board and President   ---------------
Chester L.F. Paulson

(2) PRINCIPAL ACCOUNTING OFFICER

/s/ CAROL RICE                                                                        April 12, 2000
-------------------------------------          Principal Accounting Officer          ---------------
Carol Rice

(3) DIRECTORS

/s/ JACQUELINE M. PAULSON                                                             April 13, 2000
-------------------------------------          Secretary, Treasurer and Director     ---------------
Jacqueline M. Paulson

/s/ GLEN DAVIS                                                                        April 13, 2000
-------------------------------------                    Director                    ---------------
Glen Davis


-------------------------------------                    Director                    ---------------
Kenneth T. LaMear

/s/ SHANNON PRATT                                                                     April 13, 2000
-------------------------------------                    Director                    ---------------
Shannon Pratt

/s/ PAUL SHOEN                                                                        April 13, 2000
-------------------------------------                    Director                    ---------------
Paul Shoen

/s/ JOHN WESTERGAARD                                                                  April 13, 2000
-------------------------------------                    Director                    ---------------
John Westergaard


   EXHIBIT                                                                                 PAGE
    NUMBER                               DESCRIPTION                                      NUMBER
   -------                               -----------                                      ------
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

     10.5       1999 Stock Option Plan

     21.1       Subsidiaries - The Company's only subsidiary is Paulson
                Investment Company, Inc., an Oregon corporation.

     27.1       Financial Data Schedule
