Form 10QSB
period 2000-03-31
PAULSON CAPITAL CORP
filed 2000-05-10
CIK 704159

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For the Quarter ended March 31, 2000

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


             811 S.W. Naito Parkway
                   Portland, OR                         97204
              ---------------------                     -----
              (Address of principal                     (Zip Code)
                executive offices)

       Registrant's telephone number, including area code: (503) 243-6000
                                                          ---------------

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000:

                  Common stock, no par value - 3,541,235 shares

           Transitional Small Business Disclosure Format Yes     No X
                                                            ----   ----

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              3/31/00           12/31/99
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $   261,579        $    48,210
Receivable from broker-dealers and
 clearing organizations                    24,902,468          7,336,562
Notes and other receivables                   476,446            671,514
Trading securities                          1,748,858          2,238,798
Investment securities                      29,957,958         14,200,767
Underwriter warrants                          809,270         10,490,000
Refundable income taxes                          --                 --
Prepaid and deferred expenses                 586,440            669,599
Deferred income taxes                            --                 --
                                          -----------        -----------

TOTAL CURRENT ASSETS                       58,743,019         35,655,450
                                          -----------        -----------

NOTE RECEIVABLE                             1,100,000          1,100,000
                                          -----------        -----------

FURNITURE AND EQUIPMENT, net                  534,965            525,716
                                          -----------        -----------

INVESTMENT IN REAL ESTATE                     169,900            169,900
                                          -----------        -----------

                                          $60,547,884        $37,451,066
                                          ===========        ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                                   (UNAUDITED)

                                                    3/31/00           12/31/99
LIABILITIES AND
SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable and accrued liabilities        $ 1,022,386        $   814,935
Payable to broker-dealers and clearing
 organizations                                    8,833,138          1,883,602
Compensation, employee benefits and
 payroll taxes                                    4,847,446          3,312,829
Securities sold, not yet purchased                   65,324             65,794
Income taxes payable                              4,466,400          1,116,800
Deferred income taxes                             6,787,500          4,842,500
                                                -----------        -----------

TOTAL CURRENT LIABILITIES                        26,022,194         12,036,460
                                                -----------        -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
 authorized, 500,000 shares; issued and
 outstanding, no shares                                --                 --
Common stock, no par value; authorized,
 10,000,000 shares; issued and
 outstanding, 3,541,235 and
 3,541,235, respectively                            732,343            732,343
Retained earnings                                33,793,347         24,682,263
                                                -----------        -----------

Total shareholders' equity                       34,525,690         25,414,606
                                                -----------        -----------

                                                $60,547,884        $37,451,066
                                                ===========        ===========

        The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000
                         AND MARCH 31, 1999 (UNAUDITED)

                                                  3/31/00            3/31/99
REVENUES                                                          (Restated)
Commissions                                   $ 6,348,435        $ 3,537,225
Corporate finance                                  15,744              2,474
Investment income                              17,763,423          1,911,130
Trading income (loss)                             831,657            181,357
Interest and dividends                             20,024              2,319
Other                                               2,694                831
                                              -----------        -----------

                                               24,981,977          5,635,336
                                              -----------        -----------
EXPENSES

Commissions and salaries                        8,019,576          3,179,050
Underwriting expenses                               4,922               --
Rent, telephone and quotation services            288,665            239,189
Interest expense                                     --                1,244
Professional fees                                  99,920            132,846
Bad debt expense                                   30,155             30,000
Travel and entertainment                           52,579             59,705
Settlements                                        20,000             15,000
Other                                           1,282,076            271,039
                                              -----------        -----------

                                                9,797,893          3,928,073
                                              -----------        -----------

Earnings (loss) before income taxes            15,184,084          1,707,263

Provision for income taxes
Current                                         4,128,000             75,300
Deferred                                        1,945,000            583,000
                                              -----------        -----------

NET EARNINGS (LOSS)                           $ 9,111,084        $ 1,048,963
                                              ===========        ===========

Earnings (loss) per share                     $      2.57        $       .28
                                              ===========        ===========

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1999
              AND THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                                       Common Stock
                                                            ---------------------------------           Retained
                                                                Shares              Amount              Earnings
                                                            ------------         ------------         ------------
Balance at December 31, 1996, as previously reported           4,081,241         $    733,701         $  9,164,846

Restatement                                                         --                   --                671,000
                                                            ------------         ------------         ------------

Balance at December 31, 1996, as restated                      4,081,241              733,701            9,835,846

Exercise of stock options                                         87,140               89,283                 --

Issuance of common stock in lieu
   of directors' cash compensation                                 2,266                8,000                 --

Redemption of common stock                                      (200,111)             (36,568)            (529,919)

Net earnings for the year, as restated                              --                   --              6,950,395
                                                            ------------         ------------         ------------

Balance at December 31, 1997, as restated                      3,970,536              794,416           16,256,322

Issuance of common stock in lieu
   of directors' cash compensation                                 4,283               16,500                 --

Redemption of common stock                                      (177,967)             (35,593)            (451,323)

Net loss for the year, as restated                                  --                   --             (1,768,640)
                                                            ------------         ------------         ------------

Balance at December 31, 1998, as restated                      3,796,852              775,323           14,036,359

Issuance of common stock in lieu
   of directors' cash compensation                                 1,783                8,500                 --

Redemption of common stock                                      (257,400)             (51,480)          (1,065,332)

Net earnings for the year                                           --                   --             11,711,236
                                                            ------------         ------------         ------------

Balance at December 31, 1999                                   3,541,235         $    732,343         $ 24,682,263

Net earnings for year to date                                                                            9,111,084
                                                            ------------         ------------         ------------

Balance at March 31, 2000                                      3,541,235         $    732,343         $ 33,793,347
                                                            ============         ============         ============

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                       3/31/00              3/31/99
                                                                  ------------         ------------
Increase (Decrease) in Cash and Cash Equivalents                                          (Restated)
Cash flows from operating activities
    Net earnings (loss)                                           $  9,111,084         $  1,048,963
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                              (5,118,960)            (407,824)
          Realized gain on investment securities                   (12,644,464)          (1,503,306)
          Depreciation and amortization                                 42,222               26,117
          Deferred income taxes                                      1,945,000              583,000
          Change in assets and liabilities
              Receivables                                          (17,370,838)          (3,554,625)
              Trading securities                                      (868,172)             572,615
              Refundable income taxes                                     --                 75,050
              Prepaid and deferred expenses                             83,159              414,493
              Accounts payable and accrued liabilities               8,691,604              228,734
              Securities sold, not yet purchased                          (470)             (12,418)
              Income taxes payable                                   3,349,600                 --
                                                                  ------------         ------------

       Net cash provided by (used in) operating activities         (12,780,235)          (2,529,201)
                                                                  ------------         ------------


Cash flows from investing activities
    Purchases of investment securities                             (46,977,794)         (11,071,970)
    Proceeds from sale of investment securities                     60,022,869           13,966,117
    Additions to furniture and equipment                               (51,471)            (226,215)
    Proceeds from sale of furniture and equipment                         --                   --
                                                                  ------------         ------------

       Net cash provided by (used in) investing activities        $ 12,993,604         $  2,667,932
                                                                  ============         ============


         The accompanying notes are an integral part of these statements

                                                                    3/31/00          3/31/99
                                                                  ---------        ---------
Cash flows from financing activities
    Proceeds from exercise of stock options                            --               --
    Payments to retire common stock                                    --           (184,750)
    Decrease in bank overdraft payable                                 --               --
                                                                  ---------        ---------

       Net cash provided by (used in) financing activities             --           (184,750)
                                                                  ---------        ---------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                  213,369          (46,019)

Cash and cash equivalents at beginning of period                     48,210          100,345
                                                                  ---------        ---------

Cash and cash equivalents at March 31                             $ 261,579        $  54,326
                                                                  =========        =========


CASH PAID DURING THE THREE MONTHS FOR

    Interest                                                      $    --          $   1,244
                                                                  =========        =========

    Income taxes                                                  $ 778,400        $     250
                                                                  =========        =========



         The accompanying notes are an integral part of these statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in
Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the information shown therein. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2. Securities Owned

         Any losses from the disposition of securities are reflected in trading revenues on the income statement for the period.

3. Commitments and Contingencies

         The Company and its operating subsidiary, Paulson Investment Company ("PIC") are defendants in HOLLY MILLAR AND BERTRAM OSTRAU V. PEARCE SYSTEMS INTERNATIONAL, INC., ET AL., filed in San Francisco Superior Court, State of California, in March 1996. An asserted class action, plaintiffs alleged violations of the California securities law, deceit, negligent misrepresentation and unfair business practices relating to alleged misstatements in the prospectus used in connection with a February 1994, $5 million public offering in which PIC acted as the managing underwriter. Plaintiffs sought rescission of the offering as well as actual damages, interest, attorney fees and punitive damages. ^ PIC and plaintiffs have reached a settlement of this matter. The settlement received final court approval on May 2, 2000. The total payment by PIC under the settlement depends upon the number of purchasers in the public offering who filed valid claims prior to an April 24, 2000 deadline. PIC believes the maximum total payment by PIC under the settlement would be approximately $900,000, but the actual payment could be less, depending upon the number of valid claims filed.

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

         In October 1998, Masood Asif and Bobbie Sierra, former PIC customers, filed an NASD arbitration claim against PIC, an officer and director of PIC, and a former PIC registered representative alleging breach of fiduciary duty, negligent misrepresentation, suppression of facts and churning. Plaintiff seeks damages of $100,000 and punitive damages of $100,000. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

         In January 1999, Shahid and Lita Choudhry and Iqbal Waraich, former customers of PIC, filed an NASD arbitration claim against PIC and a former PIC registered representative alleging that the registered representative managed their account improperly, failed to follow claimant's instructions on particular transactions and failed to provide ongoing investment advice. Claimants allege negligence, fraud, unsuitability, breach of fiduciary duty, violations of the federal securities laws, failure to supervise and violation of NASD rules, seeking damages of $115,000, plus punitive damages and interest. PIC has not ^ fully investigated this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

         In January 2000, Paulson received notice that Paul Monka, as trustee for the Urantia Corporation defined benefit pension plan, filed an arbitration against PIC and a former PIC registered representative alleging violations of NASD rules, misrepresentation, fraud, breach of contract, and breach of fiduciary duty. Claimant seeks compensatory damages in excess of $460,000 and punitive damages. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

         RESULTS OF OPERATIONS

         The revenues and operating results of the Company's operating subsidiary, Paulson Investment Company, Inc. ("PIC"), are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC's investment account, trading inventory positions and underwriter warrants are heavily concentrated. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. PIC's financial results depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. In the table below, "Trading Income" is the net gain or loss from trading positions before commissions paid to the representatives in the trading department.

                     SUMMARY OF CHANGES IN MAJOR CATEGORIES
                            OF REVENUES AND EXPENSES

                                                         QUARTERS ENDED
                                                 3/31/00 VS. (RESTATED) 3/31/99
                 REVENUES:
                 Sales Commissions                 $ 2,811,210         79.5%
                 Corporate Finance                      13,270        536.4%
                 Investment Income                  15,852,293        829.5%
                 Trading Income                        650,300        358.6%
                 Other                                  19,568        621.2%
                                                   -----------        ------

                 Total                             $19,346,641        343.3%

                 EXPENSES:
                 Commissions and Salaries          $ 4,840,526        152.3%
                 Underwriting Expenses                   4,922          N/A
                 Rent, Telephone and Quotes             49,476         20.7%
                 Other                                 974,896        191.2%
                                                   -----------        ------

                 Total                             $ 5,869,820        149.4%

                 Pretax Income                     $13,476,821        789.4%

         During the fourth quarter of 1999, the Company changed its method of accounting for underwriter warrants. Previously the Company recognized no value for these warrants. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value. Accordingly, the financial statements for previous periods have been restated to reflect this change. Any unrealized change in the value of the Company's underwriter warrants will be reflected in the "underwriter warrants" line item on the Company's balance sheet and in the "investment income" line item on the Company's statement of operations.

         Total revenues for the first quarter of 2000 rose 343.3 percent from the first quarter of 1999, to $24,981,977 from $5,635,336. As shown in the table above, sales commissions rose $2,811,210, or 79.5 percent, to $6,348,435 in the first quarter of 2000 from $3,537,225 in the comparable 1999 period. This increase resulted primarily from the more favorable price movements and trading levels in the stock market, especially the market for the very small capitalization issues (the primary focus of PIC's investment banking and trading businesses) in the 2000 quarter compared to 1999. The Nasdaq Industrial Average rose 8.09 percent in the first quarter of 2000 compared to 6.32 percent in the first quarter of 1999. Corporate finance revenues rose $13,270 in the first quarter of 2000 compared to the first quarter of 1999. No transactions were completed in either quarter. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income rose $15,852,293, or 829.5 percent, to $17,763,423 in the first quarter of 2000 from $1,911,130 in the first quarter of 1999. Investment income included $10,920,900 of gain from the exercise of underwriter warrants and the sale of the securities obtained, $1,640,217 of increased value of securities obtained but not yet sold upon the exercise of underwriter warrants, a loss in value of $364,415 from underwriter warrants that had not yet been exercised, and $6,166,721 of net profits in investment securities unrelated to underwriter warrants. There were no underwriter warrant exercises in the 1999 quarter, while four were exercised in 2000. Trading income rose $650,300, or 358.6 percent, from $181,357 in the first quarter of 1999 to $831,657 in the comparable 2000 period. This increase was also due to increased prices and trading in the market for very small capitalization companies described above.

         Total expenses rose $5,869,820 from the first quarter of 1999 to the comparable 2000 period, an increase of 149.4 percent, to $9,797,893 from $3,928,073. Commissions and salaries rose $4,840,526, or 152.3 percent, to $8,019,576 in the 2000 period from $3,179,050 in 1999. This increase was primarily due to bonus and compensation arrangements related to investment and trading profits and increased commission revenues resulting in a higher level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses were $4,922 in 2000 while no underwriting expenses were incurred in 1999; no transactions were completed in either quarter. Rent, telephone and quote expenses increased to $286,665 in the 2000 period from $239,189 in 1999, an increase of 20.7 percent, primarily due to expenses related to improvements in quotation and phone systems. The aggregate of all other expenses rose 191.2 percent, to $1,484,730 in the first quarter of 2000 from $509,834 in the first quarter of 1999. This increase was primarily due to increased accrual for PIC's profit sharing.

         The Company had a pretax profit of $15,184,084 in the first quarter of 2000 compared to a pretax profit of $1,707,263 in the comparable 1999 period, primarily due to the increase in investment income and, to a lesser extent, increased sales commissions and trading income. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

         The Company also accrued $6,073,000 in income taxes for the first quarter of 2000, compared to an accrual for income taxes in the first quarter of 1999 of $658,300. Independent of investment income, the Company would have had a loss before income taxes in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

         The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in both 2000 and 1998 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in early 1999 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

         PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of March 31, 2000, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

         Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are reflected on the balance sheet of PIC or the Company at their estimated fair value, with estimated discounts for lack of marketability. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are recognized based upon the difference between the market price and the exercise price less discounts, if any, for trading volume, the remaining warrant exercise period and other factors. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses recognized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 2000, PIC owned 24 underwriter warrants (from 23 issuers), of which 19 were currently exercisable and six had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

         In the three months ended March 31, 2000, $12,780,235 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit of $9,111,084 include an increase in receivables of $17,370,838, unrealized appreciation in investment securities of $5,118,960 and a realized gain on investment securities of $12,644,464 more than offsetting an increase in accounts payable and accrued liabilities of $8,691,604, income taxes payable of $3,349,600 and deferred income taxes of $1,945,000. In the quarter, $12,993,604 of net cash was provided to the Company by investing activities, the result of $60,022,869 in proceeds from the sale of investment securities more than offsetting the purchase of $46,977,794 of investment securities and $51,471 of additions to furniture and equipment. No net cash was used in or provided by financing activities in the quarter. See "Financial Statements -- Consolidated Statements of Cash Flows."

         As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At March 31, 2000, the Company had no material commitments for capital expenditures.

         In general, the primary ongoing sources of PIC's, and therefore the Company's, liquidity, including PIC's trading positions, borrowings on those positions and profits recognized from underwriter warrants, all depend in large part on the trend in the general markets for OTC securities. Rising OTC price levels will tend to increase the value and liquidity of PIC's trading positions, the amount that can be borrowed from its clearing firm based upon those positions, and the value of PIC's underwriter warrants. The Company believes its liquidity is sufficient to meet its needs for the foreseeable future.

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

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K

         Exhibit
           No.           Description
         -------         -----------
           27            Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PAULSON CAPITAL CORP.



Date: May 10, 2000                          By:  CHESTER L.F. PAULSON
      ----------------------------               ------------------------------
                                                 Chester L.F. Paulson
                                                 President



Date: May 10, 2000                          By:  CAROL RICE
      ----------------------------               ------------------------------
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
