Form 10KSB/A
period 1999-12-31
PAULSON CAPITAL CORP
filed 2000-05-23
CIK 704159

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

                               (Amendment No. 1)

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

         Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are reflected on the balance sheet of PIC and the Company at their estimated fair market value, with estimated discounts for lack of marketability. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price less discounts, if any, for trading volume, the remaining warrant exercise period and other factors. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 1999, PIC owned 28 underwriter warrants (from 26 issuers), of which 23 were currently exercisable and 8 had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. As of December 31, 1999, the Company estimated that the value of PIC's underwriter warrants that had an exercise price below the current market price of the securities receivable upon exercise was $10,490,000. This estimate includes estimates by the Company of discounts for lack of marketability, risk of failure of the issuer to register the securities for resale and other possible difficulties that may prevent the Company from realizing the value of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company's estimate of their value can be expected in the future.

         In 1999, $6,879,286 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included unrealized appreciation on investment securities and underwriter warrants of $13,556,395, a realized gain of $8,083,884 on investment securities, an increase in receivables of $6,082,055 and an increase in trading securities of $119,061, partially offset by an increase in accounts payable and accrued liabilities of $3,279,288, a change in deferred income taxes of $4,895,873, income taxes payable of $1,284,859 and depreciation and amortization of $136,274. In 1999, $7,943,963 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases investment securities and the issuance of a note receivable of $1,100,000. Net cash used in financing activities in 1999 totaled $1,116,812, resulting from payments to repurchase common stock. See "Financial Statements -- Consolidated Statements of Cash Flows."

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

Jacqueline M. Paulson (1976)      60    Secretary-Treasurer and       Secretary-Treasurer of PIC
                                        Director

Glen Davis                        43    Director                      President of PIC since February 1998 (Senior
(1999)                                                                Vice President of PIC until February 1998

Kenneth T. LaMear (1985)          65    Director                      Senior Vice President of PIC since February
                                                                      1998, Chief Executive Officer of PIC  until
                                                                      February 1998

Shannon P. Pratt                  66    Director                      Managing Director, Founder - Willamette
(1998)                                                                Management Associates, a business valuation
                                                                      firm

Paul Shoen                        43    Director                      Chairman of the Board of Directors and Chief
(1998)                                                                Executive Officer of Panetechnicon Aviation,
                                                                      an operator and lessor of aircraft; private
                                                                      investor; Director -- AMERCO, the parent
                                                                      company of U-Haul Trucking Rental, from January
                                                                      1997 to August 1998

John Westergaard                  68    Director                      Publisher/Editor of Westergaard Online
(1998)                                                                Systems, Inc., an Internet publisher of
                                                                      financial "webzines"


         Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PAULSON CAPITAL CORP.


Date:  May 22, 2000                        By:  /s/ CHESTER L.F. PAULSON
     -----------------------                    ------------------------
                                                Chester L.F. Paulson
                                                President