Form 10QSB
period 2000-06-30
PAULSON CAPITAL CORP
filed 2000-08-09
CIK 704159

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                             -----------------

                                FORM 10-QSB

           Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                    For the Quarter ended June 30, 2000

                      Commission file number: 0-18188

                             PAULSON CAPITAL CORP.
             Exact name of registrant as specified in its charter


                    Oregon                        93-0589534
                    ------                        ----------
           (State of incorporation)    (I.R.S. Employer Identification)


              811 S.W. Naito Parkway
                   Portland, OR                        97204
              ----------------------                 --------
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

                          Yes   X        No
                              ----         ----

Number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2000:

                 Common stock, no par value  - 3,462,276 shares

          Transitional Small Business Disclosure Format    Yes       No X
                                                              ----     ----

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


ASSETS                                6/30/00             12/31/99
CURRENT ASSETS

Cash and cash equivalents           $  110,348           $  48,210
Receivable from broker-dealers and
 clearing organizations             15,180,012           7,336,562
Notes and other receivables            607,580             671,514
Trading securities                   2,630,789           2,238,798
Investment securities               25,284,368          14,200,767
Underwriter warrants                        --          10,490,000
Refundable income taxes                     --                  --
Prepaid and deferred expenses          173,199             669,599
Deferred income taxes                       --                  --
                                    ----------          ----------
TOTAL CURRENT ASSETS                43,986,296          35,655,450
                                    ----------          ----------

NOTE RECEIVABLE                      1,100,000           1,100,000
                                    ----------          ----------

FURNITURE AND EQUIPMENT, net           539,904             525,716
                                    ----------          ----------

INVESTMENT IN REAL ESTATE              169,900             169,900
                                    ----------          ----------
                                   $45,796,100         $37,451,066
                                   ===========         ===========


  The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                  (UNAUDITED)




                                               6/30/00       12/31/99

LIABILITIES AND
SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable and accrued liabilities $ 934,130 $ 814,935 Payable to broker-dealers and clearing
 organizations                               1,880,269      1,883,602
Compensation, employee benefits and
 payroll taxes                               2,985,354      3,312,829
Securities sold, not yet purchased             947,806         65,794
Income taxes payable                         5,869,250      1,116,800
Deferred income taxes                        1,200,000      4,842,500
                                            ----------     ----------
Total current liabilities                   13,816,809     12,036,460
                                            ----------     ----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
 authorized, 500,000 shares; issued and
 outstanding, no shares                             --             --
Common stock, no par value; authorized,
 10,000,000 shares; issued and
 outstanding, 3,465,776 and 3,541,235,
 respectively                                1,034,247        732,343
Retained earnings                           30,945,044     24,682,263
                                            ----------     ----------
                                            31,979,291     25,414,606
                                            ----------     ----------
                                           $45,796,100    $37,451,066


   The accompanying notes are an integral part of these statements.

                        PAULSON CAPITAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND SIX MONTH PERIODS ENDED
               JUNE 30, 2000 AND (RESTATED) JUNE 30, 1999 (UNAUDITED)
                                  (CONTINUED)



                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                 6/30/00          6/30/99         6/30/00     6/30/99
                                                  RESTATED                    RESTATED

REVENUES
Commissions                     $  3,693,646    $  3,999,207   $  10,042,081  $  7,536,432
Corporate finance                  1,544,545         985,839       1,560,289       988,313
Investment income (loss)          (5,352,843)      5,586,010      12,410,580     7,497,140
Trading income                       584,367         389,739       1,416,024       571,096
Interest and dividends                20,063          10,103         40,0871         2,422
Other                                    610           2,905           3,304         3,736
                                ------------    ------------   -------------  ------------
                                     490,388      10,973,803      25,472,365    16,609,139
                                ------------    ------------   -------------  ------------
EXPENSES
Commissions and salaries           3,131,254       3,845,031      11,150,830     7,024,081
Underwriting expenses                378,266         312,267         383,188       312,267
Rent, telephone and
  quotation services                 210,863         196,568         499,528       435,757
Interest expense                          30              --              30         1,244
Professional fees                     82,424         106,442         182,344       239,288
Bad debt expense                      30,000          30,800          60,155        60,800
Travel and entertainment              51,871          52,613         104,450       112,318
Settlements                           33,587           2,250          53,587        17,250
Other                                544,136         422,429       1,826,212       693,468
                                ------------    ------------   -------------  ------------
                                   4,462,431       4,968,400      14,260,324     8,896,473
Earnings (loss) before
  income taxes                    (3,972,043)      6,005,403      11,212,041     7,712,666


                          PAULSON CAPITAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS ENDED
                 JUNE 30, 2000 AND (RESTATED) JUNE 30, 1999 (UNAUDITED)
                                     (CONTINUED)


Provision for income taxes
  Current                           (843,000)        846,200       3,285,000       921,500
  Deferred                          (745,000)      1,492,000       1,200,000     2,075,000
                                ------------    ------------   -------------  ------------
NET EARNINGS (LOSS)              $(2,384,043)   $  3,667,203    $  6,727,041  $  4,716,166
                                ============    ============   =============  ============

Earnings (loss) per share,
basic and diluted                   $  (0.68)        $  0.97         $  1.91       $  1.25
                                ============    ============   =============  ============
Weighted average number
of shares outstanding,
basic                              3,503,012       3,763,186       3,522,333     3,758,135
Weighted average number
of shares outstanding,
diluted                            3,506,038             N/A       3,523,830           N/A



             The accompanying notes are an integral part of these statements

                         PAULSON CAPITAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1999 AND THE SIX MONTHS
                            ENDED JUNE 30, 2000 (UNAUDITED)


                                          Common Stock               Retained
                                     Shares        Amount            Earnings
                                   ----------    ---------        -------------
Balance at December 31, 1996,
as previously reported              4,081,241   $  733,701         $  9,164,846

Restatement                                --           --              671,000
                                   ----------    ---------        -------------

Balance at December 31, 1996,
 as restated                        4,081,241      733,701            9,835,846

Exercise of stock options              87,140       89,283                   --

Issuance of common stock in lieu
 of directors' cash compensation        2,266        8,000                   --

Redemption of common stock           (200,111)     (36,568)            (529,919)

Net earnings for the year,
 as restated                               --           --            6,950,395
                                   ----------    ---------        -------------
Balance at December 31, 1997,
 as restated                        3,970,536      794,416           16,256,322

Issuance of common stock in lieu
 of directors' cash compensation        4,283       16,500                  --

Redemption of common stock           (177,967)     (35,593)           (451,323)

Net loss for the year, as restated         --           --          (1,768,640)
                                   ----------    ---------        -------------
Balance at December 31, 1998,
 as restated                        3,796,852      775,323          14,036,359

Issuance of common stock in lieu
 of directors' cash compensation        1,783        8,500                  --

Redemption of common stock           (257,400)     (51,480)          (1,065,332)

Net earnings for the year                  --           --           11,711,236
                                   ----------    ---------        -------------

Balance at December 31, 1999        3,541,235      732,343           24,682,263

Redemption of common stock            (75,459)     (15,846)            (464,260)

Stock options granted                              317,750

Net earnings for year to date              --           --            6,727,041
                                   ----------    ---------        -------------
Balance at June 30, 2000            3,465,776   $1,034,247        $  30,945,044
                                   ==========   ==========        =============

             The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999



                                                      6/30/00           6/30/99
                                                   ------------     -------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)                                $  6,727,041      $  4,716,166
Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities
    Unrealized (appreciation) depreciation
     on investment securities                        (1,847,113)       (4,536,789)
Realized gain on investment securities              (10,563,467)       (2,960,351)
Depreciation and amortization                            86,706            62,541
Deferred income taxes                                (3,642,500)        2,075,000
Stock option grant                                      317,750                --
Change in assets and liabilities
  Receivables                                        (7,779,516)       (5,891,629)
  Trading securities                                 (1,750,103)       (2,573,111)
  Refundable income taxes                                    --           168,059
  Prepaid and deferred expenses                         496,400           261,767
  Accounts payable and accrued liabilities             (211,613)        4,546,384
  Securities sold, not yet purchased                    882,012           (19,912)
  Income taxes payable                                4,752,450                --
                                                   ------------     -------------
Net cash provided by (used in)
  operating activities                              (12,531,953)       (4,151,875)
                                                   ------------     -------------

Cash flows from investing activities
  Purchases of investment securities                (81,491,868)      (22,707,588)
  Proceeds from sale of investment securities        94,666,959        27,351,328
  Additions to furniture and equipment                 (100,894)         (234,765)
  Proceeds from sale of furniture and equipment              --                --
                                                   ------------     -------------
Net cash provided by (used in)
  investing activities                            $  13,074,197      $  4,408,975
                                                   ------------     -------------



             The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


                                                     6/30/00       6/30/99
                                                   -----------   -----------
Cash flows from financing activities
 Proceeds from exercise of stock options                    --            --
 Payments to retire common stock                      (480,106)     (303,874)
 Decrease in bank overdraft payable                         --            --
                                                   -----------   -----------

  Net cash provided by (used in) financing activities (480,106)     (303,874)
                                                   -----------   -----------

      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                62,138       (46,774)

Cash and cash equivalents at beginning of year          48,210       100,345
                                                   -----------   -----------

Cash and cash equivalents at June 30                $  110,348     $  53,571
                                                   ===========   ===========

Cash paid during the three months for
-------------------------------------

 Interest                                                $  30        $  --
                                                   ===========   ===========

 Income taxes                                     $  2,596,650     $  10,200
                                                   ===========   ===========


        The accompanying notes are an integral part of these statements

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring accruals) necessary to state fairly the information shown therein. The nature of the business of Paulson Capital Corp. ("Company") through its operating subsidiary, Paulson Investment Company, Inc. ("PIC"), is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2. Securities Owned

     Any losses from the disposition of securities are reflected in trading revenues on the income statement for the period.

3. Commitments and Contingencies

     In October 1998, Russell W. Cummings, a former PIC customer, filed a lawsuit in California state court asserting claims against PIC and a former PIC registered representative alleging violations of the California Consumers Legal Remedies Act, fraud, negligent misrepresentation, breach of contract, tortious breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence. Prior to filing the complaint, plaintiff demanded payment of $250,000. The complaint sought damages in excess of $100,000 in connection with options and short sales transactions beginning in 1996. Plaintiff has agreed to arbitrate the matter before the NASD. The claim has been dismissed, but the plaintiff has an opportunity to refile. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if it is refiled.

     In October 1998, Masood Asif and Bobbie Sierra, former PIC customers, filed an NASD arbitration claim against PIC, an officer and director of PIC, and a former PIC registered representative alleging breach of fiduciary duty, negligent misrepresentation, suppression of facts and churning. Plaintiff seeks damages of $100,000 and punitive damages of $100,000. The arbitration hearing in this matter has been scheduled for November 27, 2000. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

     In January 1999, Shahid and Lita Choudhry and Iqbal Waraich, former customers of PIC, filed an NASD arbitration claim against PIC and a former PIC registered representative alleging that the registered representative managed their account improperly, failed to follow claimant's instructions on particular transactions and failed to provide ongoing investment advice. Claimants allege negligence, fraud, unsuitability, breach of fiduciary duty, violations of the federal securities laws, failure to supervise and violation of NASD rules, seeking damages of $115,000, plus punitive damages and interest. The arbitration hearing in this matter is scheduled for October 23, 2000. PIC has not fully investigated this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

     In August 2000, PIC received a complaint from Charles Bradshaw, a former PIC customer, alleging that a former PIC registered representative managed his account improperly and seeking a payment of $93,614 as a result of such mismanagement. PIC has not had an opportunity to fully investigate this matter but intends to defend this matter vigorously.

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


THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

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

                   SUMMARY OF CHANGES IN MAJOR CATEGORIES
                         OF REVENUES AND EXPENSES




--------------------------------------------------------------------------------------------------
                                           Quarter Ended June 30       Six Months Ended June 30
--------------------------------------------------------------------------------------------------
                                          2000 vs. (restated) 1999     2000 vs. (restated) 1999

Revenues:
Sales Commissions                         $  (305,561)     ( 7.6 %)    $  2,505,649      33.2 %
Corporate Finance                             558,706       56.7 %          571,976      57.9 %
Investment Income                         (10,938,853)    (195.8 %)       4,913,440      65.5 %
Trading Income                                194,628       49.9 %          844,928     148.0 %
Other                                           7,665       58.9 %           27,233     168.5 %
                                                -----                        ------
Total                                   $ (10,483,415)     (95.5 %)    $  8,863,226      53.4 %

Expenses:
Commissions and Salaries                  $  (713,777)     (18.6 %)     $ 4,126,749      58.8 %
Underwriting Expenses                          65,999       21.1 %           70,921      22.7 %
Rent, Telephone and Quotes                     14,295        7.3 %           63,771      14.6 %
Other                                         127,514       20.8 %        1,102,410      98.0 %
                                              -------                     ---------
Total                                     $  (505,969)     (10.2 %)     $ 5,363,851      60.3 %

Pretax Income                           $  (9,977,446)    (166.1 %)    $  3,499,375      45.4 %
--------------------------------------------------------------------------------------------------

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

      Total revenues for the second quarter of 2000 fell 95.5 percent from the second quarter of 1999, to $490,388 from $10,973,803. As shown in the table above, sales commissions fell $305,561, or 7.6 percent, to $3,693,646 in the second quarter of 2000 from $3,999,207 in the comparable 1999 period. This decrease resulted primarily from the less favorable price movements and trading levels in the stock market, especially the market for the very small capitalization issues (the primary focus of PIC's investment banking and trading businesses) in the 2000 quarter compared to 1999. The Nasdaq Industrial Average fell 13.0 percent in the second quarter of 2000 compared to a rise of 17.6 percent in the second quarter of 1999. Corporate finance revenues rose $558,706 in the second quarter of 2000 compared to the second quarter of 1999. Two corporate finance transactions were completed in the 1999 quarter in which PIC acted as the managing underwriter, raising a total of $23 million for the issuers. Two transactions were also completed in the 2000 quarter, raising more than $38 million for the issuers. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income fell $10,938,853, or 195.8 percent, to a loss of $5,352,843 in the second quarter of 2000 from a restated gain of $5,586,010 in the second quarter of 1999. Investment income included $8,647,530 of gain from the sale of securities previously acquired on exercise of an underwriter warrant, a loss in value of $809,269 from underwriter warrants that had not yet been exercised, and $13,191,105 of net loss in investment securities unrelated to underwriter warrants. There was one underwriter warrant exercised in the 1999 quarter, while none were exercised in 2000. Trading income rose $194,628, or 49.9 percent, from $389,739 in the second quarter of 1999 to $584,367 in the comparable 2000 period. This increase was in spite of the decreased prices and trading in the market for very small capitalization companies described above and was primarily the result of very active trading in two corporate finance issues for which PIC had previously completed transactions.

      Total expenses fell $505,969 from the second quarter of 1999 to the comparable 2000 period, a decrease of 10.2 percent, to $4,462,431 from $4,968,400. Commissions and salaries fell $713,777, or 18.6 percent, to $3,131,254 in the 2000 period from $3,845,031 in 1999. This decrease was primarily due to bonus and compensation arrangements related to investment and trading profits, which decreased in the 2000 period, and decreased commission revenues resulting in a lower level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses rose $65,999, or 21.1 percent, from $312,267 in the second quarter of 1999 to $378,266 in the second quarter of 2000, due to increased expenses relating to the larger transactions completed in the recent quarter. Rent, telephone and quote expenses increased to $210,863 in the 2000 period from $196,568 in 1999, an increase of 7.3 percent, primarily due to expenses related to improvements in quotation and phone systems. The aggregate of all other expenses rose 20.8 percent, to $742,048 in the second quarter of 2000 from $614,534 in the second quarter of 1999. This increase was primarily due to the recognition of expense related to stock options previously granted but approved by the Company's shareholders in the quarter and expenses related to a conference sponsored by the Company more than offsetting a decrease in the accrual for PIC's profit sharing plan.

      The Company had a pretax loss of $3,972,043 in the second quarter of 2000 compared to a restated pretax profit of $6,005,403 in the comparable 1999 period, primarily due to the decrease in investment income. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

      The Company also recorded a tax benefit for income taxes of $1,588,000 in the second quarter of 2000, compared to an accrual for income taxes in the second quarter of 1999 of $2,338,200. Independent of investment income, the Company would have had a profit before income taxes in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

      The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in both early 2000 and 1998 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in the second quarter of 2000 and early 1999 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

      PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of June 30, 2000, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

      Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are reflected on the balance sheet of PIC or the Company at their estimated fair value, with estimated discounts for lack of marketability. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are recognized based upon the difference between the market price and the exercise price less discounts, if any, for trading volume, the remaining warrant exercise period and other factors. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses recognized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June 30, 2000, PIC owned 24 underwriter warrants (from 23 issuers), of which 19 were currently exercisable and four had an exercise price below the market price at that date of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

      In the six months ended June 30, 2000, $12,531,953 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit of $6,727,041 include a realized gain on investment securities of $10,563,467, an increase in receivables of $7,779,516, a decrease in deferred income taxes of $3,642,500, unrealized appreciation in investment securities of $1,847,113 and an increase in trading securities of $1,750,103 more than offsetting the increase in income taxes payable of $4,752,450, an increase in securities sold but not yet purchased of $882,012, a decrease in prepaid and deferred expenses of $496,400 and a stock option grant of $317,750. In the six months, $13,074,197 of net cash was provided to the Company by investing activities, the result of $94,666,959 in proceeds from the sale of investment securities more than offsetting the purchase of $81,491,868 of investment securities and $100,894 of additions to furniture and equipment. Net cash of $480,106 was used in financing activities in the six months for payments to retire common stock. See "Financial Statements --Consolidated Statements of Cash Flows."

      As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At June 30, 2000, the Company had no material commitments for capital expenditures.

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

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on June 20, 2000. The six Company directors (Chester L.F. Paulson, Jacqueline M. Paulson, Glen Davis, Shannon
P. Pratt, Paul Shoen and John Westergaard) were elected for additional one year terms. For each director 3,440,071 shares were voted for and 2,000 shares were withheld. In addition, the Company's shareholders approved the adoption of the Company's 1999 Stock Option Plan, with 3,394,337 shares voting for the proposal, 29,054 shares voting against the proposal, and 18,680 shares abstaining. Under the proposal, options to purchase up to 500,000 shares of the Company's common stock may be granted to provide incentive for the employees and directors of the Company and PIC.

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

                                                PAULSON CAPITAL CORP.


Date: August 7, 2000                     By: /s/ CHESTER L.F. PAULSON
      ------------------------           ----------------------------------
                                               Chester L.F. Paulson
                                               President


Date: August 7, 2000                     By: /s/ CAROL RICE
      ------------------------           ----------------------------------
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