Form 10QSB
period 2000-09-30
PAULSON CAPITAL CORP
filed 2000-11-14
CIK 704159

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------
                                   FORM 10-QSB

       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the Quarter ended September 30, 2000

                         Commission file number: 0-18188

                              PAULSON CAPITAL CORP.
                              ---------------------
              Exact name of registrant as specified in its charter

            Oregon                                     93-0589534
            ------                                     ----------
   (State of incorporation)                 (I.R.S. Employer Identification)


    811 S.W. Naito Parkway
         Portland, OR                                     97204
         ------------                                     -----
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

         Number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2000:

                  Common stock, no par value - 3,402,366 shares

            Transitional Small Business Disclosure Format: Yes     No  X
                                                               ---    ---

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                            9/30/00                        12/31/99

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                $ 105,540                         $48,210
Receivable from broker-dealers and
  clearing organizations                                14,705,720                       7,336,562
Notes and other receivables                                689,747                         671,514
Trading securities                                       1,881,722                       2,238,798
Investment securities                                   18,934,274                      14,200,767
Underwriter warrants                                            --                      10,490,000
Prepaid and deferred expenses                              269,452                         669,599
                                                        ----------                      ----------

TOTAL CURRENT ASSETS                                    36,586,455                      35,655,450
                                                        ----------                      ----------

NOTE RECEIVABLE                                          1,100,000                       1,100,000
                                                        ----------                      ----------

FURNITURE AND EQUIPMENT, net                               527,298                         525,716
                                                           -------                         -------

INVESTMENT IN REAL ESTATE                                  169,900                         169,900
                                                           -------                         -------

                                                       $38,383,653                     $37,451,066
                                                       ===========                     ===========

         The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                                   (UNAUDITED)

                                                        9/30/00                        12/31/99

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities              $ 257,568                       $ 814,935
Payable to broker-dealers and clearing
  organizations                                       1,620,350                       1,883,602
Compensation, employee benefits and
  payroll taxes                                       2,445,087                       3,312,829
Securities sold, not yet purchased                      122,247                          65,794
Income taxes payable                                  2,239,336                       1,116,800
Deferred income taxes                                   450,000                       4,842,500
                                                        -------                       ---------

TOTAL CURRENT LIABILITIES                             7,134,588                      12,036,460
                                                      ---------                      ----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  authorized, 500,000 shares; issued and
  outstanding, no shares                                     --                              --
Common stock, no par value; authorized,
  10,000,000 shares; issued and
  outstanding, 3,436,366 and
  3,541,235, respectively                             1,057,334                         732,343
Retained earnings                                    30,191,731                      24,682,263
                                                     ----------                      ----------

                                                     31,249,065                      25,414,606
                                                     ----------                      ----------

                                                   $ 38,383,653                    $ 37,451,066
                                                   ============                    ============



         The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
               SEPTEMBER 30, 2000 AND RESTATED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                   (CONTINUED)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   9/30/00           9/30/99           9/30/00             9/30/99
                                                                     RESTATED                             RESTATED

REVENUES
Commissions                                          $ 2,703,002      $ 3,143,260       $ 12,745,083         $10,679,692
Corporate finance                                        931,650          589,626          2,491,939           1,577,939
Investment income                                     (1,087,201)       1,923,431         11,323,379           9,420,571
Trading income (loss)                                    452,519          (30,502)         1,868,543             540,594
Interest and dividends                                    23,771            1,205             63,858              13,627
Other                                                        823            3,896              4,127               7,632
                                                           -----          -------            -------               -----

                                                       3,024,564        5,630,916         28,496,929          22,240,055
                                                     -----------     ------------       ------------          ----------
EXPENSES
Commissions and salaries                               2,946,141        2,784,389         14,096,971           9,808,470
Underwriting expenses                                    147,246          152,070            530,434             464,337
Rent, telephone and
     quotation services                                  232,013          233,380            731,541             669,137
Interest expense                                               6              221                 36               1,465
Professional fees                                         45,614           78,873            227,958             318,161
Bad debt expense                                          30,000           30,000             90,155              90,800
Travel and entertainment                                  67,688           58,464            172,138             170,782
Settlements                                               10,618           18,500             64,205              35,750
Other                                                    367,006          385,265          2,193,218           1,078,733
                                                     -----------     ------------       ------------          ----------

                                                       3,846,332        3,741,162         18,106,656          12,637,635
                                                     -----------     ------------       ------------          ----------

Earnings (loss) before income taxes                     (821,768)       1,889,754         10,390,273           9,602,420


         The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
               SEPTEMBER 30, 2000 AND RESTATED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                   (CONTINUED)


Provision for income taxes

  Current                                                415,000         (284,500)         8,542,500             637,000
  Deferred                                              (750,000)         998,000         (4,392,500)          3,073,000
                                                     -----------     ------------       ------------          ----------

NET EARNINGS (LOSS)                                  $  (486,768)     $ 1,176,254         $6,240,273        $  5,892,420
                                                     ===========     =============      ============         ===========

Earnings (loss) per share, basic                     $     (0.14)         $  0.32            $  1.78        $       1.60
                                                     ===========     =============      ============         ===========

Earnings (loss) per share, diluted                   $     (0.14)         $  0.32            $  1.78        $       1.60
                                                     ===========     =============      ============         ===========

Weighted average number of shares                      3,450,873        3,682,752          3,503,343           3,674,703
outstanding, basic
Weighted average number of shares                      3,450,873              N/A          3,505,505                 N/A
outstanding, diluted

         The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 1999
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                           Common Stock
                                                                ------------------------------------         Retained
                                                                   Shares               Amount               Earnings
                                                                --------------      ----------------      ----------------
Balance at December 31, 1996, as previously reported               4,081,241        $     733,701         $     9,164,846

Restatement                                                                -                    -                 671,000
                                                                --------------      ----------------      ----------------

Balance at December 31, 1996, as restated                          4,081,241              733,701               9,835,846

Exercise of stock options                                             87,140               89,283                       -

Issuance of common stock in lieu
   of directors' cash compensation                                     2,266                8,000                       -

Redemption of common stock                                          (200,111)             (36,568)               (529,919)

Net earnings for the year, as restated                                     -                    -               6,950,395
                                                                --------------      ----------------      ----------------

Balance at December 31, 1997, as restated                          3,970,536              794,416              16,256,322

Issuance of common stock in lieu
   of directors' cash compensation                                     4,283               16,500                       -

Redemption of common stock                                          (177,967)             (35,593)               (451,323)

Net loss for the year, as restated                                         -                    -              (1,768,640)
                                                                --------------      ----------------      ----------------

Balance at December 31, 1998, as restated                          3,796,852              775,323              14,036,359

Issuance of common stock in lieu
   of directors' cash compensation                                     1,783                8,500                       -

Redemption of common stock                                          (257,400)             (51,480)             (1,065,332)

Net earnings for the year                                                  -                    -              11,711,236
                                                                --------------      ----------------      ----------------

Balance at December 31, 1999                                       3,541,235              732,343              24,682,263

Redemption of common stock                                          (111,869)             (23,821)               (730,805)

Exercise of stock options                                              7,000               31,062

Stock options granted                                                                     317,750

Net earnings for year to date                                              -                    -               6,240,273
                                                                --------------      ----------------      ----------------
Balance at September 30, 2000                                      3,436,366        $   1,057,334          $   30,191,731
                                                                ==============      ================      ================

         The accompanying notes are an integral part of these statements

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
                      2000 AND RESTATED SEPTEMBER 30, 1999

                                                                                9/30/00                9/30/99
                                                                          --------------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents                                                     (restated)

Cash flows from operating activities
    Net earnings (loss)                                                      $ 6,240,273              $ 5,892,420
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities
          Unrealized (appreciation) depreciation
              on investment securities                                         2,202,065               (6,800,398)
          Realized gain on investment securities                             (13,525,444)              (2,620,173)
          Depreciation and amortization                                          133,464                   97,911
          Deferred income taxes                                               (4,392,500)               3,073,000
          Stock option grant                                                     317,750                       --
          Change in assets and liabilities
              Receivables                                                     (7,387,392)              (1,872,566)
              Trading securities                                              (1,001,036)              (2,873,579)
              Refundable income taxes                                                 --                 (536,013)
              Prepaid and deferred expenses                                      400,147                  144,771
              Accounts payable and accrued liabilities                        (1,688,361)               2,666,357
              Securities sold, not yet purchased                                  56,453                   35,315
              Income taxes payable                                             1,122,536                       --
                                                                          --------------------     ----------------

       Net cash provided by (used in) operating activities                   (17,522,045)              (2,792,955)
                                                                          --------------------     ----------------
Cash flows from investing activities
    Purchases of investment securities                                       (99,454,264)             (31,894,946)
    Proceeds from sale of investment securities                              117,892,249               35,372,435
    Additions to furniture and equipment                                        (135,046)                (240,686)
    Proceeds from sale of furniture and equipment                                     --                       --
                                                                          --------------------     ----------------

       Net cash provided by (used in) investing activities                    18,302,939                3,236,803
                                                                          --------------------     ----------------


         The accompanying notes are an integral part of these statements.

                      PAULSON CAPITAL CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

                                                                                  9/30/00                 9/30/99
                                                                               ---------------      --------------------
                                                                                                        (restated)
Cash flows from financing activities
    Proceeds from exercise of stock options                                         31,062                     -
    Payments to retire common stock                                               (754,626)             (470,949)
    Decrease in bank overdraft payable                                                   -                     -
                                                                               ---------------      --------------------

       Net cash provided by (used in) financing activities                        (723,564)             (470,949)
                                                                               ---------------      --------------------


              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                                  57,330               (27,101)

Cash and cash equivalents at beginning of period                                    48,210               100,345
                                                                               ---------------      --------------------

Cash and cash equivalents at end of period                                     $   105,540         $      73,244
                                                                               ===============      ====================



CASH PAID DURING THE THREE MONTHS FOR

    Interest                                                                   $         6         $         221
                                                                               ===============      ====================

    Income taxes                                                               $ 4,044,914         $   1,188,078
                                                                               ===============      ====================

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

3. Commitments and Contingencies

         In October 1998, Russell W. Cummings, a former PIC customer, filed a lawsuit in California state court asserting claims against PIC and a former PIC registered representative alleging violations of the California Consumers Legal Remedies Act, fraud, negligent misrepresentation, breach of contract, tortious breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence. Prior to filing the complaint, plaintiff demanded payment of $250,000. The complaint sought damages in excess of $100,000 in connection with options and short sales transactions beginning in 1996. Plaintiff had agreed to arbitrate the matter before the NASD but never did so. In July 2000, the California state court dismissed the case. The claimant has now filed a request with the state court to reinstate the case, claiming that his attorney died and that he was never informed that the case was to be dismissed. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if it is reinstated.

         In January 2000, Paul Monka, on behalf of Urantia Corporation and as trustee for the Urantia Corporation defined benefit pension plan, filed an arbitration against PIC and a former PIC registered representative alleging violations of NASD rules, misrepresentation, fraud, breach of contract, and breach of fiduciary duty. Claimant seeks compensatory damages in excess of $460,000 and punitive damages. PIC has filed an answer denying any liability. Discovery is beginning. The arbitration of this matter is set for February 7, 2001, in Los

Angeles, California. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

         In August 2000, PIC received a complaint from Charles Bradshaw, a former PIC customer, alleging that a former PIC registered representative managed his account improperly and seeking a payment of $93,614 as a result of such mismanagement. PIC has not had an opportunity to fully investigate this matter but intends to defend this matter vigorously.

         In August 2000, Patricia Staples, a former PIC customer, filed an NASD arbitration claim against PIC and one of its registered representatives alleging that PIC and its registered representative made certain misrepresentations and committed violations of law. Claimant is seeking $100,000 in compensatory and punitive damages. Claimant's Statement of Claim is vague and does not specify the alleged misrepresentations or violations of law. PIC has filed a motion to require a more definite and certain statement of claim by claimant. PIC also has filed an answer denying any liability. PIC has not had an opportunity to fully investigate this matter but intends to defend this matter vigorously.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

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

                     SUMMARY OF CHANGES IN MAJOR CATEGORIES
                            OF REVENUES AND EXPENSES

                                               QUARTER ENDED SEPT. 30                NINE MONTHS ENDED SEPT. 30
                                              2000 VS. (RESTATED) 1999                2000 VS. (RESTATED) 1999

REVENUES:
Sales Commissions                              $  (440,258)        (14.0)%             $2,065,391             19.3%
Corporate Finance                                  342,024          58.0%                 914,000             57.9%
Investment Income                               (3,010,632)            NA               1,902,808             20.2%
Trading Income                                     483,021             NA               1,327,949            245.6%
Other                                               19,493         382.1%                  46,726            219.8%
                                                   --------       ---------               --------          -------

Total                                          $(2,606,352)        (46.3)%             $6,256,874             28.1%

EXPENSES:
Commissions and Salaries                       $   161,752           5.8%              $4,288,501             43.7%
Underwriting Expenses                               (4,824)         (3.2)%                 66,097             14.2%
Rent, Telephone and Quotes                          (1,367)         (0.6)%                 62,404              9.3%
Other                                              (50,391)         (8.8)%              1,052,019             62.0%
                                                  ---------        --------            -----------           ------

Total                                          $   105,170           2.8%              $5,469,021             43.3%

Pretax Income                                  $(2,711,522)            NA              $  787,853              8.2%

         During the fourth quarter of 1999, the Company changed its method of accounting for underwriter warrants. Previously the Company recognized no value for these warrants in the financial statements. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value. Accordingly, the financial statements for previous periods have been restated to reflect this change. Any unrealized change in the value of the Company's underwriter warrants will be reflected in the "underwriter warrants" line item on the Company's balance sheet and in the "investment income" line item on the Company's statement of operations.

         Total revenues for the third quarter of 2000 fell 46.3 percent from the third quarter of 1999, to $3,024,564 from $5,630,916. As shown in the table above, sales commissions fell $440,258, or 14.0 percent, to $2,703,002 in the third quarter of 2000 from $3,143,260 in the comparable 1999 period. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization issues in the 2000 quarter, compared to more favorable levels in 1999. (The Nasdaq Industrial Index fell 1.3 percent in the third quarter of 1999 compared to a fall of 2.8 percent in the 2000 quarter.) Corporate finance revenues rose 58.0 percent, or $342,024, in the third quarter of 2000 compared to the third quarter of 1999. One corporate finance transaction totaling $13.2 million was completed in the 1999 quarter and two transactions totaling $25.2 million were completed in the 2000 quarter. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income fell $3,010,632, from a restated gain of $1,923,431 in the third quarter of 1999 to a loss of $1,087,201 in 2000. Investment income included no gains or losses from the sale of previously exercised underwriter warrants, no gains or losses in value from underwriter warrants that had not yet been exercised, and $1,087,201 of net loss in investment securities unrelated to underwriter warrants. There were no underwriter warrants exercised in either the 1999 or 2000 quarters. Trading income rose $483,021, to income of $452,519 in the 2000 quarter from a loss of $30,502 in the third quarter of 1999. This gain was primarily due to price increases in the quarter in issues for which PIC had acted as the managing underwriter in corporate finance transactions.

         Total expenses rose $105,170 in the third quarter of 2000 from the comparable 1999 period, an increase of 2.8 percent, to $3,846,332 from $3,741,162. Commissions and salaries rose $161,752, or 5.8 percent, to $2,946,141 in the 2000 quarter from $2,784,389 in 1999. This increase was primarily because a higher percentage of gross commissions was earned by registered representatives that are independent contractors. Registered representatives that are independent contractors are paid a higher percentage of gross commissions than employee representatives. Underwriting expenses fell by $4,824, or 3.2 percent. Rent, telephone and quote expenses fell $1,367 in the 2000 period, to $232,013 in the 2000 quarter from $233,380 in 1999, a decrease of 0.6 percent. Other expenses decreased 8.8 percent, or $50,391, to $520,932 in the third quarter of

2000 from $571,323 in the third quarter of 1999. The largest factor in this decrease was a $33,259 decrease in professional fees.

         The Company had restated pretax income of $1,889,754 in the third quarter of 1999 compared to a pretax loss of $821,768 in the third quarter of 2000. The biggest factors in this decline was the substantial decline in investment income in the 2000 quarter and a decline in sales commissions more than offsetting increases in corporate finance and trading income increases. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

         The Company also recorded a tax benefit for income taxes of $335,000 in the third quarter of 2000, compared to a restated accrual for income taxes in the third quarter of 1999 of $713,500. Independent of investment income, the Company would have had a profit before income taxes in the 2000 quarter and a loss before income taxes in the 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The majority of PIC's assets are cash and assets readily convertible to cash. PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in early 2000 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC in the second and third quarters of 2000 and early 1999 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

         PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts. As of September 30, 2000, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

         Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities.

These warrants are reflected on the balance sheet of PIC or the Company at their estimated fair value, with estimated discounts for lack of marketability. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are recognized based upon the difference between the market price and the exercise price less discounts, if any, for trading volume, the remaining warrant exercise period and other factors. Further profits or losses may subsequently be realized when the underlying securities are sold. Profits and losses recognized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At September 30, 2000, PIC owned 24 underwriter warrants (from 21 issuers), of which 19 were currently exercisable and two had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.

         In the nine months ended September 30, 2000, $17,522,045 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net profit of $6,240,273 include a realized gain on investment securities of $13,525,444, an increase in receivables of $7,387,392, a decrease in deferred income taxes of $4,392,500, a decrease in accounts payable and accrued liabilities of $1,688,361 and an increase in trading securities of $1,001,036 more than offsetting unrealized depreciation on investment securities of $2,202,065 and an increase in income taxes payable of $1,122,536. In the nine months, $18,302,939 of net cash was provided to the Company by investing activities, the result of $117,892,249 in proceeds from the sale of investment securities more than offsetting the purchase of $99,454,264 of investment securities and $135,046 of additions to furniture and equipment. Net cash of $723,564 was used in financing activities in the nine months, with payments to retire common stock of $754,626 more than offsetting $31,062 proceeds from the exercise of stock options. See "Financial Statements -- Consolidated Statements of Cash Flows."

         As a securities broker-dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards. At September 30, 2000, the Company had no material commitments for capital expenditures.

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

Item 3. Defaults upon Senior Securities.
                  None

Item 4. Submission of Matters to a Vote of Security Holders.
                  None

Item 5. Other Information.
                  None

Item 6. Exhibits and Reports on Form 8-K

                  Exhibit
                     No.                    Description
                  -------                   -----------
                    27                      Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PAULSON CAPITAL CORP.

Date:  November 13 , 2000                  By:  /s/ CHESTER L.F. PAULSON
       ------------------                       --------------------------------
                                                Chester L.F. Paulson
                                                President

Date:  November 13 , 2000                  By:  /s/ CAROL RICE
       ------------------                      ---------------------------------
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