Form 10KSB
period 2000-12-31
PAULSON CAPITAL CORP
filed 2001-03-28
CIK 704159

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file number:
December 31, 2000	0-18188

FORM 10-KSB

PAULSON CAPITAL CORP.
Name of small business issuer as specified in its charter

Oregon (State or other jurisdiction of incorporation or organization)	93-0589534 (I.R.S. Employer Identification No.)
811 S.W. Naito Parkway, Suite 200 Portland, OR (Address of principal executive offices)	97204 (Zip Code)

Issuer's telephone number, including area code: (503) 243-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
Title of class

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:

$22,429,840

    As of March 19, 2001, 3,276,866 shares of the registrant's common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant's shares in the over-the-counter market as of such date) was $7,765,017.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

    Transitional Small Business Disclosure Format:

Yes / /  No /x/

PART I

ITEM 1. DESCRIPTION OF BUSINESS

  General

    Paulson Capital Corp. ("Paulson Capital" or the "Company"), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. ("PIC"), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 2000, PIC employed 18 brokers and had independent contractor arrangements with 65 brokers registered with the National Association of Securities Dealers, Inc. ("NASD"). PIC also employed a support staff of 50 persons in its headquarters in Portland, Oregon and in certain of its branch offices. At December 31, 2000 PIC had 35 branch offices throughout the United States.

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

    The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last three fiscal years:

	2000	1999	1998
General Securities	66%	38%	96%
Trading	9	1	5
Corporate Finance	11	5	15
Investment Income	13	55	(17)
Other	1	1	1

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

    In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC's business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts. At December 31, 2000, no net loans were outstanding pursuant to this arrangement. See "Item 6—Management's Discussion and Analysis or Plan of Operation."

  Trading and Market Making

    In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. The amount of trading by PIC in the high yield bond market has not been material. At December 31, 2000, PIC made a market in 34 securities of 25 issuers. Of these, 21 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 2000, PIC held securities of 27 companies in its investment account. In 2000, the value of securities held in the trading accounts and investment account ranged between $14,369,124 and $48,333,493. The level of positions carried in PIC's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of PIC's exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC's net capital rules. See "Net Capital Requirements."

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

    Between June 1, 1978 and December 31, 2000 PIC acted as the managing underwriter or co-managing underwriter for 139 securities offerings, raising approximately $870 million for corporate finance clients. Of these, 85 were initial public offerings. PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, for a period of five years at a price equal to 120 percent of the public offering price, although a portion of these warrants are typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering. See "Item 6—Management's Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources."

  Branch Offices

    PIC branch offices are generally run by independent contractors that assume liability for all the operating expenses of the branch. PIC typically receives between 15 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch's expenses. As of December 31, 2000, PIC had 35 branch offices in Alabama, California, Connecticut, District of Columbia, Georgia, Idaho, Nevada, New Jersey, New York, Oregon, Utah and Washington. All of these branches except one in Salem, Oregon are operating as independent contractor offices. PIC continues to be responsible for all expenses of the Salem office.

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

  Net Capital Requirements

    PIC is required to maintain minimum "net capital" under the SEC's net capital rule of not less than 6.67 percent of its aggregate indebtedness. As of December 31, 2000, PIC had net capital of $18,029,122, which exceeded its minimum requirement of $100,000 by $17,929,122. The ratio of aggregate indebtedness of $1,197,364 to net capital of $18,029,122 on December 31, 2000 was approximately 0.07 to 1. In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction (usually about one week). This results in a significant temporary increase in PIC's required net capital. In many cases, the amount of securities underwritten by PIC has been limited by its net capital. Any significant reduction in PIC's net capital, even if PIC were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on PIC's ability to continue its investment banking activities.

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

  Employees

    At December 31, 2000, PIC had 68 employees, of whom 50 were executives and support staff and 18 were involved in brokerage activities and compensated primarily on a commission basis. PIC also had independent contractor arrangements with 65 independent contractors, all of whom are compensated solely on a commission basis. Paulson Capital had no employees separate from PIC.

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

ITEM 3. LEGAL PROCEEDINGS

    In October 1998, Russell W. Cummings, a former PIC customer, filed a lawsuit in California state court asserting claims against PIC and a former PIC registered representative alleging violations of the California Consumers Legal Remedies Act, fraud, negligent misrepresentation, breach of contract, tortious breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence. Plaintiff had agreed to arbitrate the matter before the NASD but never did so. Consequently, in July 2000, the California state court dismissed the case. In November 2000, the

California state court reinstated the case and, in January 2001, Cummings filed an arbitration claim against PIC and its former registered representative. The complaint seeks $250,000 in actual damages and $1,500,000 in punitive damages. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

    In January 2001, V.J.E. Enterprises, Inc. and Vincent and Diana Nartker, former PIC customers, filed a complaint with PIC regarding the handling of their account by PIC and one of its registered representatives. They have asserted that their account was mismanaged and that PIC failed to supervise its registered representative. They have requested that PIC pay them $275,100. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration is filed.

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

	2000 Prices		1999 Prices		1998 Prices
	High	Low	High	Low	High	Low
1st Quarter	$7.844	$5.156	$7.000	$2.625	$6.750	$4.625
2nd Quarter	8.125	6.500	5.125	3.500	5.625	4.125
3rd Quarter	8.750	5.688	5.250	3.688	4.125	2.312
4th Quarter	9.625	5.062	5.500	3.688	3.875	2.000

    The high and low price for the first quarter of 2001 through March 19, 2001 were $6.875 and $4.000, respectively.

    As of March 19, 2001, there were 3,276,866 shares of the Company's common stock outstanding and held of record by 115 holders. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple shareholders.

Based on the number of requests for the Company's proxy materials for its 2000 annual meeting, the Company believes there are approximately 424 beneficial holders of its common stock. The Company repurchased 189,869 shares of common stock during 2000. Additional shares of common stock may be repurchased from time to time in the future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    SELECTED FINANCIAL DATA
(in thousands except per share amounts)
 Income Statement Information

	Years Ended December 31,
	2000	1999	1998
Revenues	$22,430	$39,187	$11,749
Commissions and Salaries	15,651	15,693	10,371
Other Expenses	4,351	4,183	4,108
Total Expenses	20,002	19,876	14,479
Pretax Income (loss)	2,428	19,311	(2,730)
Net Income (loss)	992	11,711	(1,769)
Diluted Earnings (loss) per share	$0.28	$3.16	$(.45)
Average number of common shares outstanding	3,487	3,704	3,918

Balance Sheet Information

	December 31,
	2000	1999	1998
Total Assets	$31,546	$37,451	$17,605
Working Capital	24,775	23,619	14,282
Short-Term Debt	0	0	0
Long-Term Debt	0	0	0
Shareholders' Equity	$25,519	$25,415	$14,812

Results of Operations

    PIC's revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC's investment account, trading inventory positions and underwriter warrants are heavily concentrated. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. PIC's results of operations depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from year to year. In the tables below, "Trading Income" is the net gain or loss from trading positions before commissions paid to the representatives in the trading department. "Investment Income" includes amounts received, if any, from the exercise of PIC's underwriter warrants and unrealized appreciation or depreciation in the value of PIC's unexercised underwriter warants.

Summary of Changes in Major Categories of Revenues and Expense

	2000 vs. 1999		1999 vs. 1998
Revenues:
Sales Commissions	$(162,968)	(1.1)%	$3,751,155	33.1%
Corporate Finance	388,697	18.4%	398,928	23.2%
Investment Income	(18,770,835)	(86.7)%	23,589,542	N/A
Trading Income	1,730,259	545.5%	(272,663)	(46.2)%
Other	58,105	153.1%	(29,912)	(44.1)%

Total	$(16,756,742)	(42.8)%	$27,437,050	233.5%
Expenses:
Commissions and Salaries	$(41,689)	(0.3)%	$5,321,954	51.3%
Underwriting Expenses	(827,542)	(61.3)%	352,144	35.3%
Rent, Telephone & Quotes	70,306	7.9%	48,271	5.7%
Other	925,580	47.7%	(326,472)	(14.4)%

Total	$126,655	0.6%	$5,395,897	37.3%
Pretax Income	$(16,883,397)	(87.4)%	$22,041,153	N/A

2000 Compared to 1999

    Total revenues for 2000 fell 42.8 percent from 1999, to $22,429,840 from $39,186,582. As shown in the table above, sales commissions fell $162,968, or 1.1 percent, to $14,912,599 in 2000 from $15,075,567 in 1999. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization OTC issues in 2000 compared to 1999. The Nasdaq Industrial Average rose 71.67 percent in 1999 but fell 33.76 percent in 2000. PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients. Corporate finance revenues rose 18.4 percent, or $388,697, in 2000 compared to 1999. Four transactions were completed in 2000, raising a total of $63 million for the issuers; four transactions were also completed in 1999, raising a total of $43 million for corporate finance clients. In general, corporate finance revenues increase with the amount of money raised for clients. Investment income decreased $18,770,835, to $2,869,445 in 2000 from $21,640,280 in 1999, due to a decline in unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and lower profits on positions held. As noted above, OTC prices, particularly in the technology sector, declined in 2000 compared to significant gains in 1999. Four underwriter warrants were exercised in 2000 resulting in realized profits of $8,896,742, while four warrants were exercised in 1999 resulting in realized profits of $11,356,582. Additionally, the profits from investments sold in the investment account in 1999 were greater than in 2000. Investment income in 2000 included a realized gain of $114,471 from the sale of previously exercised underwriter warrants, a loss of $831,777 in value from underwriter warrants that had not yet been exercised, and $5,309,992 of net loss in investment securities unrelated to underwriter warrants. Investment income in 1999 included no gains or losses from the sale of previously exercised underwriter warrants, a gain of $10,490,000 in value from underwriter warrants that had not yet been exercised, and $206,303 of net loss in investment securities unrelated to underwriter warrants. Trading income rose $1,730,259, or 545.6 percent, to $2,047,418 in 2000 from $317,159 in 1999. This increase was primarily due to active trading in the securities of PIC's corporate finance clients, despite the more favorable markets in smaller capitalization OTC issues in 1999 compared to 2000.

    Total expenses rose $126,655 in 2000 from 1999, an increase of 0.6 percent to $20,001,741 from $19,875,086. Commissions and salaries fell $41,689, or 0.3 percent, to $15,651,244 in 2000 from $15,692,933 in 1999. This decrease was primarily due to slightly decreased commission revenues resulting in a lower level of commissions paid and lower accruals for PIC's profit sharing plan. (Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive.) Underwriting expenses decreased by $827,542, or 61.3 percent. While the same number of transactions were completed in 1999 as in 2000, the 1999 transactions incurred higher legal and other expenses. In addition, more expenses were incurred in 1999 on transactions that were not completed. Rent, telephone and quote expenses increased to $961,014 in 2000 from $890,708 in 1999, an increase of 7.9 percent. Other expenses increased 47.7 percent, to $2,866,653 in 2000 from $1,941,073 in 1999, primarily due to write-downs of a note receivable of $436,984, $317,750 in expense from a grant of stock options and expenses related to a conference hosted by PIC.

    The Company had a pretax profit of $2,428,099 in 2000 compared to a pretax profit of $19,311,496 in 1999. The primary reason for this decrease was the significant decrease in investment income. Independent of investment income, the Company would have had a pretax loss of $2,328,784 in 1999 compared to a pretax loss of $441,346 in 2000. Investment income in 1999 was significantly higher than in any other year in the Company's history, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred an income tax expense of $1,436,313 in 2000, compared to an expense of $7,600,260 in 1999.

1999 Compared to 1998

    Total revenues for 1999 rose 233.5 percent from 1998, from $11,749,532 to $39,186,582. As shown in the table above, sales commissions rose $3,751,155, or 33.1 percent, from $11,324,412 in 1998 to $15,075,567 in 1999. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization OTC issues in 1999 compared to 1998. The Nasdaq Industrial Average rose 71.67 percent in 1999 and 6.82 percent in 1998, and PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients, which experienced a more favorable market in 1999. Corporate finance revenues rose 23.2 percent, or $398,928, in 1999 compared to 1998. Four transactions were completed in 1998, raising a total of $37 million for the issuers; four transactions were also completed in 1999, raising an aggregate of $43 million for corporate finance clients. Investment income increased $23,589,542, from a loss of $1,949,262 in 1998 to income of $21,640,280 in 1999, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on positions held in response to significant increases in OTC prices, particularly the technology sector. No underwriter warrants were exercised in 1998 while four warrants were exercised in 1999 resulting in realized profits of $11,356,582. Additionally, the profits from investments sold in the investment account in 1999 were greater than in 1998. Trading income fell $272,663, or 46.2 percent, from $589,822 in 1998 to $317,159 in 1999. This decline was primarily due to losses on one large holding late in 1999 offsetting the more favorable markets in smaller capitalization OTC issues in 1999 compared to 1998.

    Total expenses rose $5,395,897 in 1999 from 1998, an increase of 37.3 percent from $14,479,189 to $19,875,086. Commissions and salaries rose $5,321,954, or 51.3 percent, from $10,370,979 in 1998 to $15,692,933 in 1999. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid and higher accruals for PIC's profit sharing plan. (Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive.) Underwriting expenses increased by $352,144, or 35.3 percent. While the same number of transactions were completed in 1999 as in 1998, the 1999 transactions incurred somewhat higher legal and other expenses. In addition, expenses were incurred on transactions that were not completed. Rent, telephone and quote expenses increased from $842,437 in 1998 to $890,708 in 1999, an increase of 5.7 percent. Other expenses decreased 14.4 percent, from $2,267,545 in 1998 to $1,941,073 in 1999, with decreased settlements and advertising/promotion expenses more than offsetting increases in conference, travel and entertainment, depreciation and other expenses.

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

Liquidity and Capital Resources

    Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Item 1—Description of Business—Net Capital Requirements" above. The Company's working capital at December 31, 2000 was $24,774,803. Of PIC's total assets (net of intercompany accounts) at December 31, 2000 of $30,116,154, approximately 48 percent consisted of securities in PIC's investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 30 percent consisted of cash, certificates of deposit and receivables from its correspondent broker.

    PIC's securities inventory is stated at market value. The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity and prices of the issues held. In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities. The overall decline in prices for the very small capitalization OTC securities traded by PIC in 2000 and 1998 were combined with a general reduction in the liquidity of the markets for these securities. This situation was the reverse of 1999, 1997, 1996 and 1995, when increases in prices of OTC securities increased the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price. At December 31, 2000, they included shares of restricted stock recorded by PIC, with an original cost of $4,146,301, currently valued at $1,121,901, which the Company believes, based upon available evidence, approximates market value.

    PIC borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC's trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 2000, no net loans were owed by PIC to CSC pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

    Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These warrants are reflected on the balance sheet of PIC and the Company at their estimated fair market value, with estimated discounts for lack of marketability. While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public. Profits, if any, from the warrants are realized based upon the difference between the market price and the exercise price less discounts, if any, for trading volume, the remaining warrant exercise period and other factors. Further profits or losses are subsequently realized when the underlying securities are sold. Profits and losses realized from the warrants are recorded as "Investment Income." There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 2000, PIC owned 23 underwriter warrants (from 21 issuers), of which 19 were currently exercisable and none had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. (A warrant with an exercise price above the market price for the underlying security is valued at zero. If the exercise price is below the market price, the value is the amount of the aggregate spread, discounted for lack of liquidity.) These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. As of December 31, 2000, the Company placed no value on PIC's underwriter warrants that had an exercise price below the current market price of the securities issuable upon exercise. This estimate includes estimates by the Company of discounts for lack of marketability, risk of failure of the issuer to register the securities for resale and other possible difficulties that may prevent the Company from realizing the value of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company's estimate of their value can be expected in the future.

    In 2000, $12,968,921 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included realized gain on investment securities of $29,316,895, a change in deferred income taxes of $10,101,400, a decrease in accounts payable and accrued liabilities of $3,950,643 and an increase in receivables of $1,454,511, partially offset by unrealized depreciation on investment securities and underwriter warrants of $26,447,450, an increase in income taxes payable of $2,779,200, a decrease in trading securities of $932,809, a writedown of notes receivable, net of recoveries of $436,984 and compensation expense of stock option grants of $317,750. In 2000, $14,230,332 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases of investment securities, additions to furniture and equipment of $166,745 and the issuance of a note receivable of $100,000. Net cash used in financing activities in 2000 totaled $1,205,312, resulting from payments to repurchase common stock of $1,276,312 exceeding $71,000 in proceeds from the issuance of common stock. See "Financial Statements—Consolidated Statements of Cash Flows."

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

    At December 31, 2000, the Company had no material commitments for capital expenditures.

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

    We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Supplementary Schedule of Warrants Owned as of December 31, 2000 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

    We have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Portland, Oregon
January 29, 2001, (except for the last paragraph of Note C,
  as to which the date is February 16, 2001)

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS
December 31,

	2000	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,309	$48,210
Receivable from clearing organization	8,878,083	7,336,562
Notes and other receivables	1,247,520	671,514
Trading securities, at market value	1,305,989	2,238,798
Investment securities, at market value	13,063,135	14,200,767
Underwriter warrants, at estimated fair value	—	10,490,000
Prepaid and deferred expenses	865,986	669,599
Deferred income taxes	5,298,000	—

Total current assets	30,763,022	35,655,450

NOTES RECEIVABLE	103,551	1,100,000

FURNITURE AND EQUIPMENT, net	509,676	525,716

INVESTMENT IN REAL ESTATE	169,900	169,900

	$31,546,149	$37,451,066

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$194,399	$814,935
Payable to clearing organization	828,859	1,883,602
Compensation, employee benefits and payroll taxes	1,037,465	3,312,829
Securities sold, not yet purchased, at market value	31,496	65,794
Income taxes payable	3,896,000	1,116,800
Deferred income taxes	—	4,842,500

Total current liabilities	5,988,219	12,036,460

DEFERRED INCOME TAXES	39,100	—
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,367,366 and 3,541,235 shares, respectively	1,080,011	732,343
Retained earnings	24,438,819	24,682,263

	25,518,830	25,414,606

	$31,546,149	$37,451,066

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,

	2000	1999	1998
Revenues
Commissions	$14,912,599	$15,075,567	$11,324,412
Corporate finance	2,504,316	2,115,619	1,716,691
Investment income (loss)	2,869,445	21,640,280	(1,949,262)
Trading income	2,047,418	317,159	589,822
Interest and dividends	91,650	16,641	48,668
Other	4,412	21,316	19,201

	22,429,840	39,186,582	11,749,532

Expenses
Commissions and salaries	15,651,244	15,692,933	10,370,979
Underwriting expenses	522,830	1,350,372	998,228
Rent, telephone and quotation services	961,014	890,708	842,437
Interest expense	85	1,248	60,889
Professional fees	302,952	394,368	389,478
Bad debt expense	612,686	80,379	84,670
Travel and entertainment	284,542	333,927	283,234
Settlements	59,336	59,000	518,362
Other	1,607,052	1,072,151	930,912

	20,001,741	19,875,086	14,479,189

Earnings (loss) before income taxes	2,428,099	19,311,496	(2,729,657)
Income tax expense (benefit)	1,436,313	7,600,260	(961,017)

NET EARNINGS (LOSS)	$991,786	$11,711,236	$(1,768,640)

Basic earnings (loss) per share	$0.29	$3.16	$(.45)

Diluted earnings (loss) per share	$0.28	$3.16	$(.45)

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three year period ended December 31, 2000

	Common Stock
			Retained Earnings
	Shares	Amount
Balance at December 31, 1997	3,970,536	$794,416	$16,256,322
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	—
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net loss for the year	—	—	(1,768,640)

Balance at December 31, 1998	3,796,852	775,323	14,036,359
Issuance of common stock in lieu of directors' cash compensation	1,783	8,500	—
Redemption of common stock	(257,400)	(51,480)	(1,065,332)
Net earnings for the year	—	—	11,711,236

Balance at December 31, 1999	3,541,235	732,343	24,682,263
Stock option grants	—	317,750	—
Stock options exercised	16,000	71,000	—
Redemption of common stock	(189,869)	(41,082)	(1,235,230)
Net earnings for the year	—	—	991,786

Balance at December 31, 2000	3,367,366	$1,080,011	$24,438,819

The accompanying notes are an integral part of this statement.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2000	1999	1998
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net earnings (loss)	$991,786	$11,711,236	$(1,768,640)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Unrealized (appreciation) depreciation on investment securities and underwriter warrants	26,447,450	(13,556,395)	1,816,738
Realized (gain) loss on investment securities	(29,316,895)	(8,083,884)	404,441
Deferred income taxes	(10,101,400)	4,895,873	(1,796,273)
Common stock issued for compensation of directors	—	8,500	16,500
Compensation expense on stock option grants	317,750	—	—
Depreciation and amortization	182,785	136,274	89,448
Loss from sale of furniture and equipment	—	—	6,180
Write-down of notes receivable, net of recoveries	436,984	(267,193)	267,193
Interest accrued on notes receivable	(3,551)	—	—
Changes in assets and liabilities
Receivables	(1,454,511)	(6,082,055)	3,051,643
Trading securities	932,809	(119,061)	6,782,065
Income taxes receivable/payable	2,779,200	1,284,859	(66,152)
Prepaid and deferred expenses	(196,387)	(91,043)	(177,711)
Accounts payable and accrued liabilities	(3,950,643)	3,279,288	(5,516,418)
Securities sold, not yet purchased	(34,298)	4,315	(269,250)

Net cash provided by (used in) operating activities	(12,968,921)	(6,879,286)	2,839,764

Cash flows from investing activities
Purchases of investment securities	(117,771,535)	(41,501,353)	(27,439,553)
Proceeds from sale of investment securities	132,268,612	50,636,252	25,400,567
Proceeds from repayment of notes receivable	—	211,725	500,000
Issuance of note receivable	(100,000)	(1,100,000)	(534,385)
Additions to furniture and equipment	(166,745)	(302,661)	(252,352)

Net cash provided by (used in) investing activities	14,230,332	7,943,963	(2,325,723)

Cash flows from financing activities
Proceeds from issuance of stock	71,000	—	—
Payments to retire common stock	(1,276,312)	(1,116,812)	(486,916)

Net cash used in financing activities	(1,205,312)	(1,116,812)	(486,916)

Net Increase (Decrease) in Cash and Cash Equivalents	56,099	(52,135)	27,125
Cash and cash equivalents at beginning of year	48,210	100,345	73,220

Cash and cash equivalents at end of year	$104,309	$48,210	$100,345

Cash paid during the year for
Interest	$85	$1,248	$61,389

Income taxes	$8,785,000	$1,441,715	$901,408

Noncash investing and financing activity
Repayment of secured demand note collateral agreement	$—	$—	$100,000

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.  Security Transactions

    Securities transactions and related revenue are recorded on a trade date basis. Manager's fees, underwriter's fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold. Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management. Changes in the value of these securities are reflected currently in the results of operations.

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

NOTE A—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

NOTE B—RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

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

    In addition to the clearing services provided, CSC also loans money to the Subsidiary to finance trading accounts.

NOTE C—NOTES AND OTHER RECEIVABLES

    Notes and other receivables consist of the following:

	2000	1999
Notes receivable	$741,854	$—
Employees	97,051	558,131
Independent brokers	306,647	59,045
Other	101,968	54,338

	$1,247,520	$671,514

    Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses. For the years ended December 31, 2000, 1999, and 1998, notes and receivables of $175,702, $80,379, and $85,448, respectively, were determined by management to be uncollectible and written off.

    The Company has a note receivable of $103,551 (including $3,551 of accrued interest). This note is unsecured, has an interest rate of 7% and does not have a stated due date.

    At December 31, 2000 the Company had a $1,100,000 (plus related accrued interest of $78,838) unsecured note receivable from a company that was subordinated to the interest of another creditor. This note had an interest rate of 6% and was due October 21, 2001. On February 16, 2001, the Company settled this note in exchange for stock of the debtor. The value of the stock received was $741,854 on February 16, 2001. Accordingly, the note receivable was written down to $741,854 at December 31, 2000.

NOTE D—TRADING AND INVESTMENT SECURITIES

    Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Company's subsidiary.

    The categories of trading securities and their related market values follow:

	2000		1999
	Long	Short	Long	Short
Common stock	$886,732	$31,496	$1,895,409	$65,794
State and municipal bonds	219,008	—	262,082	—
Corporate bonds	200,249	—	81,307	—

	$1,305,989	$31,496	$2,238,798	$65,794

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

    Investment securities held by the Subsidiary which are readily marketable are stated at market value. Included in investment securities are certain securities which are not readily marketable. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or

NOTE D—TRADING AND INVESTMENT SECURITIES—Continued

    sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 2000 these securities consist of corporate stocks and warrants at estimated fair value of $1,021,901 and a convertible debenture valued at $100,000. At December 31, 1999 these securities consist of corporate stocks and warrants at estimated fair value of $914,210 and a convertible debenture valued at $100,000. A summary of the investment securities portfolio follows:

	Cost	Market Value	Unrealized Gain (Loss)	Carrying Value
December 31, 2000
Corporate equities	$25,109,289	$12,818,560	$(12,290,729)	$12,818,560
Corporate warrants	583,851	144,575	(439,276)	144,575
Corporate bonds	202,420	100,000	(102,420)	100,000

	$25,895,560	$13,063,135	$(12,832,425)	$13,063,135

December 31, 1999
Corporate equities	$10,802,353	$11,481,077	$678,724	$11,481,077
Corporate warrants	949,717	2,697,800	1,748,083	2,697,800
Corporate bonds	102,420	21,890	(80,530)	21,890

	$11,854,490	$14,200,767	$2,346,277	$14,200,767

    Realized gain (loss) included in the determination of net earnings was $29,316,895, $8,083,884, and $(404,441), for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE E—UNDERWRITER WARRANTS

    As provided in certain underwriting agreements, Paulson Investment Company, Inc. obtains warrants to purchase equity instruments from client companies. During the period for which the warrants are restricted the Company recognizes no value. When the restrictions expire and the underlying securities become exercisable, the Company marks the warrants to estimated fair value.

    In estimating fair value of the warrants, management considers the trading volume and quoted prices of the underlying securities, the number of such securities held by the public, the remaining warrant exercise period and other factors that they believe might effect the value of the warrants. At December 31, 2000 and 1999 the estimated fair value of warrants were $0 and $10,490,000.

NOTE F—FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost and consist of the following:

	2000	1999
Office equipment	$1,304,545	$1,173,097
Leasehold improvements	70,571	35,274
Vehicles	65,619	65,619

	1,440,735	1,273,990
Less accumulated depreciation and amortization	931,059	748,274

	$509,676	$525,716

NOTE G—INCOME TAXES

    Income tax expense (benefit) consists of the following:

	2000	1999	1998
Current tax expense
Federal	$8,638,164	$1,921,593	$724,613
State	2,899,549	782,794	110,643

	11,537,713	2,704,387	835,256

Deferred tax expense (benefit)
Federal	(7,514,500)	4,338,537	(1,579,461)
State	(2,586,900)	557,336	(216,812)

	(10,101,400)	4,895,873	(1,796,273)

	$1,436,313	$7,600,260	$(961,017)

    Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes as follows:

	2000	1999	1998
Income tax expense (benefit) at statutory federal tax rate	$825,560	$6,566,000	$(928,000)
State and local taxes net of federal benefit	271,257	841,000	(119,000)
Large corporation incremental rate	251,707	—	—
Permanent and other differences	87,789	193,260	85,983

	$1,436,313	$7,600,260	$(961,017)

NOTE G—INCOME TAXES—Continued

    The deferred income tax asset (liability) consists of the following at December 31,:

	2000	1999
Unrealized depreciation (appreciation) on securities	$5,222,000	$(4,923,000)
Accrued expenses	—	48,000
State net operating loss carryforwards	76,000	67,100
Fixed asset depreciation	(39,100)	(34,600)

	$5,258,900	$(4,842,500)

The state net operating loss carryforwards expire through 2015.

NOTE H—COMMON STOCK

    The Subsidiary has a key employee stock purchase plan. Under the plan, the Subsidiary will match funds (up to $25,000) committed by key employees for the purchase of shares of the Company's common stock. The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions. One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration. The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary. No participants were named and no purchases of common stock under this plan were made during 2000, 1999 or 1998.

    On September 30, 1999, the Board of Directors approved the 1999 Stock Option Plan. The plan received shareholder approval at the June 20, 2000 shareholder meeting. The plan reserves 500,000 shares of the Company's common stock for issuance upon exercise of the options. The 1999 Stock Option Plan provides for the grant of incentive options and nonqualified options. The options granted during 2000 have an exercise price of $4.4375, vest immediately and expire on August 15, 2004. The market price at the date of grant was $7.00, which resulted in the Company recording compensation expense of $317,750 during the year ended December 31, 2000. The estimated fair value of the options at the date of grant, as calculated using the Black-Scholes option-pricing model, was $4.359 per share. The following table summarizes activity under the Plan for the year ended December 31, 2000:

	Shares Under Option	Exercise Price
Balance at December 31, 1999	—	$—
Granted	124,000	4.44
Exercised	(16,000)	4.44
Canceled	—	—

Balance at December 31, 2000	108,000	4.44

    The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans. Had the Company elected to

NOTE H—COMMON STOCK—Continued

    recognize compensation expense based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed by FAS 123, the effect on the Company's net income and earnings per share would have been to decrease net income and earnings per share by approximately $40,500 and $.01 for the year ended December 31, 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 55%; risk-free interest rate of 6.2% and expected life of 4 years.

NOTE I—EARNINGS PER SHARE

    The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended December 31, 2000:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
1998
Basic earnings (loss) per share
Income (loss) available to common stockholders	$(1,768,640)	3,917,788	$(.45)

1999
Basic earnings per share
Income available to common stockholders	$11,711,236	3,704,360	$3.16

2000
Basic earnings per share
Income available to common stockholders	$991,786	3,474,142	$0.29
Effect of dilutive securities
Stock options	—	12,546	(0.01)

Diluted earnings per share
Income available to common stockholders	$991,786	3,486,688	$0.28

    During the year ended December 31, 2000 all outstanding stock options were included in the computation of diluted earnings per share since the options' exercise price was less than the average market price of the common shares. During the years ended December 31, 1999 and 1998 there were no potentially dilutive securities outstanding.

NOTE J—LEASES

    Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

Year ending December 31,
2001	$309,236
2002	143,457

NOTE J—LEASES—Continued

    The leases provide for payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 2000, 1999 and 1998 approximated $272,000, $265,000, and $270,000, respectively.

NOTE K—EMPLOYEE BENEFIT PLANS

    Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were $300,000 $600,000, and $0, respectively.

NOTE L—CONTINGENCIES

    The Company and its Subsidiary have been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages. As preliminary hearings and discovery in these cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Company's financial statements, if any. Management denies the charges in these legal actions and is vigorously defending against them. No provision for any liability, if any, that may result from the above contingencies has been made in the financial statements.

NOTE M—NET CAPITAL REQUIREMENT

    The Subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 2000, the Subsidiary's net capital and required net capital were $18,029,122 and $100,000, respectively, and its ratio of aggregate indebtedness to net capital was .06 to 1. The Subsidiary's minimum net capital requirement is $100,000.

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

Description	Shares Entitled to Purchase	Exercise Price Per-Share	Expiration Date
AdStar.com (units) ERC 12-17-00	60,500	$7.20	2004, 12/16
AdStar.com, Inc. ERC 9-25-01	149,000	$1.80	2005, 09/25
Advantage Marketing Systems (units) ERC 11-12-98	65,520	$5.40	2002, 11/12
Audiohighway (units) ERC 12-17-99	163,900	$7.80	2003, 12/17
AVI Biopharma, Inc. (units) ERC 6-3-98 (ANTIVIRALS)	112,700	$10.80	2002, 06/03
AVI Biopharma, Inc. (units) ERC 7-26-01	151,014	$8.70	2005, 07/26
Beta Oil & Gas, Inc. ERC 7-30-00	9,300	$7.50	2004, 07/30
Charles & Colvard, Ltd. ERC 11-14-98 (C3, Inc.)	214,592	$18.00	2002, 11/14
Cal-Maine Foods, Inc. ERC 12-11-97	177,100	$8.40	2001, 12/10
Careside, Inc. (units) ERC 06-15-00	92,650	$9.00	2004, 06/15
Caring Products International, Inc. (units) ERC 12-9-98	83,075	$6.00	2002, 12/09
Cell Robotics International, Inc. (units) ERC 2-2-99	29,800	$9.90	2003, 02/01
Complete Management, Inc. ERC 6-11-97	31,377	$21.04	2001, 06/11
Dag Media, Inc. ERC 05-12-00	90,562	$7.80	2004, 05/12
E.Com International, Inc. ERC 12-5-97	75,587	$3.50	2002, 12/31
Hometown Auto Retailers NC ERC 7-28-99	120,690	$10.80	2003, 07/28
Imageware Systems, Inc. (units) ERC 3-30-01	106,323	$9.60	2005, 03/30
Neotherapeutics Inc. (units) ERC 9-25-97	161,000	$9.12	2001, 09/25
Pacific Aerospace & Electronics (Units) ERC 7-15-97 (PCT)	146,700	$3.75	2001, 07/15
Pacific Mercantile Bancorp ERC 6-15-01	158,350	$9.60	2005, 06/14
Premium Cigars International, Ltd. ERC 8-21-98	2,000	$8.40	2002, 08/21
3D shopping.com (units) ERC 07-20-00	73,466	$14.40	2004, 07/20
WSG Systems, Inc. ERC 4-8-99	11.0260	$6,000.00	2003, 03/31

Schedule II

Paulson Capital Corp. and Subsidiary

Valuation and Qualifying Accounts

Years ended December 31, 2000, 1999 and 1998

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs		Balance at End of Year
Allowance for doubtful accounts:
Year ended Dec. 31, 2000	$—	$612,686	$612,686		$—
Year ended Dec. 31, 1999	267,193	55,466	322,659	*	—
Year ended Dec. 31, 1998	—	352,641	$85,448		$267,193

*
Net of recoveries of previously reserved amounts of $105,863.

PART III

    All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company's definitive proxy statement for its 2001 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference, other than the information with respect to directors and executive officers of the Company included below.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Directors of the Company are elected for a term of one year and until their successors are elected and qualify. Executive officers are appointed by the board of directors and do not have fixed terms of office. The board of directors and executive officers as of December 31, 2000 are set forth below. The year each person became a director follows his or her name.

Name	Age	Position(s) with Company	Principal Occupation(s) During Past Five Years
Chester L.F. Paulson (1970)	64	President and Director	Director of Corporate Finance of PIC
Jacqueline M. Paulson (1976)	61	Secretary-Treasurer and Director	Secretary-Treasurer of PIC
Glen Davis (1999)	44	Director	President of PIC since February 1998 (Senior Vice President of PIC until February 1998)
Shannon P. Pratt (1998)	67	Director	Managing Director, Founder—Willamette Management Associates, a business valuation firm
Paul Shoen (1998)	44	Director	Chairman of the Board of Directors and Chief Executive Officer of Panetechnicon Aviation, an operator and lessor of aircraft; private investor; Director—AMERCO, the parent company of U-Haul Trucking Rental, from January 1997 to August 1998
John Westergaard (1998)	69	Director	Retired since August 2000. Prior to that he was Publisher/Editor of Westergaard Online Systems, Inc., an Internet publisher of financial "webzines"

    Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

(a) Exhibits

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the "Form 10"))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)
10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)
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
10.5	1999 Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999 filed with the Commission on April 14, 2000)
21.1	Subsidiaries—The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

    (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULSON CAPITAL CORP.
Date: March 26, 2001	By:	/s/ CHESTER L.F. PAULSON Chester L.F. Paulson President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive and Financial Officer
/s/ CHESTER L.F. PAULSON Chester L.F. Paulson	Chairman of the Board and President	March 26, 2001
(2) Principal Accounting Officer
/s/ CAROL RICE Carol Rice	Principal Accounting Officer	March 23, 2001
(3) Directors
/s/ JACQUELINE M. PAULSON Jacqueline M. Paulson	Secretary, Treasurer and Director	March 26, 2001
/s/ GLEN DAVIS Glen Davis	Director	March 23, 2001
/s/ SHANNON PRATT Shannon Pratt	Director	March 28, 2001
Paul Shoen	Director
/s/ JOHN WESTERGAARD John Westergaard	Director	March 28, 2001

Exhibit Number	Description	Page Number
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the "Form 10"))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)
10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)
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
10.5	1999 Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999 filed with the Commission on April 14, 2000)
21.1	Subsidiaries—The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

QuickLinks

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART III
SIGNATURES