Form 10-Q
period 2001-03-31
PAULSON CAPITAL CORP
filed 2001-05-11
CIK 704159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

––––––––––
FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2001

Commission file number: 0-18188

PAULSON CAPITAL CORP.
Exact name of registrant as specified in its charter

Oregon	93–0589534
(State of incorporation)	(I.R.S. Employer Identification)

811 S.W. Naito Parkway Portland, OR	97204
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code:	(503) 243–6000

          Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒      No☐

Number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001:

Common stock, no par value  - 3,263,866 shares

Transitional Small Business Disclosure Format    Yes☐  No☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	3/31/01	12/31/00

CURRENT ASSETS

Cash and cash equivalents	$127,940	$104,309
Receivable from clearing organization	4,175,585	8,878,083
Notes and other receivables	813,884	1,247,520
Trading securities, at market value	1,103,954	1,305,989
Investment securities, at market value	13,828,651	13,063,135
Underwriter warrants, at estimated fair value	--	--
Prepaid and deferred expenses	273,292	865,986
Deferred income taxes	5,298,000	5,298,000
Total current assets	25,621,306	30,763,022
NOTE RECEIVABLE	105,374	103,551
FURNITURE AND EQUIPMENT, net	467,611	509,676
INVESTMENT IN REAL ESTATE	169,900	169,900
	$26,364,191	$31,546,149
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$185,827	$194,399
Payable to clearing organization	713,122	828,859
Compensation, employee benefits and payroll taxes	370,658	1,037,465
Securities sold, not yet purchased, at market value	93,749	31,496
Income taxes payable	719,251	3,896,000
Total current liabilities	2,082,607	5,988,219
Deferred income taxes	39,100	39,100

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	--	--
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,276,866 and 3,367,366, respectively	1,059,196	1,080,011
Retained earnings	23,183,288	24,438,819
Total shareholders’ equity	24,242,484	25,518,830
	$26,364,191	$31,546,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended March 31, 2001
and March 31, 2000 (unaudited)

	3/31/01	3/31/00
Revenues
Commissions	$1,931,901	$6,348,435
Corporate finance	371,382	15,744
Investment income	(854,566)	17,763,423
Trading income	215,977	831,657
Interest and dividends	10,864	20,024
Other	673	2,694
	1,676,231	24,981,977
Expenses
Commissions and salaries	2,016,889	8,019,576
Underwriting expenses	217,397	4,922
Rent, telephone and quotation services	255,104	288,665
Interest expense	3	--
Professional fees	71,599	99,920
Bad debt expense	30,000	30,155
Travel and entertainment	62,201	52,579
Settlements	1,050	20,000
Other	338,816	1,282,076
	2,993,059	9,797,893
Earnings (loss) before income taxes	(1,316,828)	15,184,084
Provision for income taxes
Current	(526,730)	4,128,000
Deferred	--	1,945,000
Net Earnings (Loss)	$(790,098)	$9,111,084
Earnings (loss) per share	$(0.24)	$2.57

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three year period ended December 31, 2000
and the three months ended March 31, 2001 (unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings

Balance at December 31, 1997	3,970,536	794,416	16,256,322

Issuance of common stock in lieu of directors’ cash compensation	4,283	16,500	-

Redemption of common stock	(177,967)	(35,593)	(451,323)

Net loss for the year	-	-	(1,768,640)

Balance at December 31, 1998	3,796,852	775,323	14,036,359

Issuance of common stock in lieu of directors’ cash compensation	1,783	8,500	-

Redemption of common stock	(257,400)	(51,480)	(1,065,332)

Net earnings for the year	-	-	11,711,236

Balance at December 31, 1999	3,541,235	$732,343	$24,682,263

Stock option grants	-	317,750	-

Stock options exercised	16,000	71,000	-

Redemption of common stock	(189,869)	(41,082)	(1,235,230)

Net earnings for the year	-	-	991,786

Balance at December 31, 2000	3,367,366	$1,080,011	$24,438,819

Redemption of common stock	(90,500)	(20,815)	(465,433)

Net loss for year to date	-	-	(790,098)

Balance at March 31, 2001	3,276,866	$1,059,196	$23,183,288

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three month periods ended March 31, 2001 and March 31, 2000

	3/31/01	3/31/00
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$(790,098)	$9,111,084
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Unrealized (appreciation) depreciation on investment securities	1,707,537	(5,118,960)
Realized gain on investment securities	(852,971)	(12,644,464)
Depreciation and amortization	50,602	42,222
Deferred income taxes	--	1,945,000
Change in assets and liabilities
Receivables	5,134,311	(17,370,838)
Trading securities	202,035	(868,172)
Prepaid and deferred expenses	592,694	83,159
Accounts payable and accrued liabilities	(791,115)	8,691,604
Securities sold, not yet purchased	62,253	(470)
Income taxes payable	(3,176,749)	3,349,600

Net cash provided by (used in) operating activities	2,138,499	(12,780,235)
Cash flows from investing activities
Purchases of investment securities	(10,890,701)	(46,977,794)
Proceeds from sale of investment securities	9,270,619	60,022,869
Additions to furniture and equipment	(8,538)	(51,471)
Proceeds from sale of furniture and equipment	--	--

Net cash provided by (used in) investing activities	$(1,628,620)	$12,993,604

Cash flows from financing activities
Proceeds from exercise of stock options	--	--
Payments to retire common stock	(486,248)	--
Decrease in bank overdraft payable	--	--

Net cash provided by (used in) financing activities	(486,248)	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,631	213,369

Cash and cash equivalents at beginning of period	104,309	48,210

Cash and cash equivalents at March 31	$127,940	$261,579

Cash paid during the three months for

Interest	$3	$--

Income taxes	$2,650,019	$778,400

The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in Article 10 of Regulation S–X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the information shown therein.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

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

             In April 2001, Michael Swan, a PIC customer, complained that a PIC broker failed to place a stop loss order on a stock that Swan held in one of his PIC accounts.  The price of the stock subsequently declined significantly and Swan now claims that PIC and its broker failed to place the stop loss, resulting in a loss of $125,000.  Swan has demanded that PIC pay this amount to him.  PIC has not had an opportunity to fully investigate this claim.

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

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

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

	Quarters Ended
	3/31/01 vs. 3/31/00
Revenues:
Sales Commissions	$(4,416,534)	-69.6%
Corporate Finance	355,638	2,258.9%
Investment Income	(18,617,989)	-104.8%
Trading Income	(615,680)	-74.0%
Other	(11,181)	-49.2%
Total	$(23,305,746)	-93.3%

Expenses:
Commissions and Salaries	$(6,002,687)	-74.8%
Underwriting Expenses	212,475	4,316.8%
Rent, Telephone and Quotes	(33,561)	-11.6%
Other	(981,061)	-66.1%
Total	$(6,804,834)	-69.4%
Pretax Income	$(16,500,912)	-108.7%

             Total revenues for the first quarter of 2001 fell 93.3 percent from the first quarter of 2000, from $24,981,977 to $1,676,231.  As shown in the table above, sales commissions fell $4,416,534, or 69.6 percent, from $6,348,435 in the first quarter of 2000 to $1,931,901 in the comparable 2001 period.  This decrease resulted primarily from the less favorable price movements and trading levels in the stock market, especially the market for the very small capitalization issues (the primary focus of PIC's investment banking and trading businesses) in the 2001 quarter compared to 2000.  The Nasdaq Industrial Average rose 8.09 percent in the first quarter of 2000 but fell 17.05 percent in the first quarter of 2001.  Corporate finance revenues rose $355,638 in the first quarter of 2001 compared to the first quarter of 2000, to $371,382 from $15,744.  One transaction for $10 million was completed in the first quarter of 2001; no transactions were completed in the 2000 quarter.  Corporate finance revenue is directly related to the amount of money raised in completed transactions.  Investment income fell from $17,763,423 in the first quarter of 2000 to a loss of $854,566 in the first quarter of 2001. There were no underwriter warrant exercises in the 2001 quarter, while four were exercised in 2000.  Investment income was all due to net losses in investment securities unrelated to underwriter warrants. Trading income fell $615,680, or 74.0 percent, to $215,977 in the first quarter of 2001 from $831,657 in the comparable 2000 period.  This decrease was also due to decreased prices and trading in the market for very small capitalization companies described above.  Other Income declined $11,181, from $22,718 in the first quarter of 2000 to $11,537 in the 2001 quarter, due primarily to a decline in interest and dividend income.

             Total expenses fell $6,804,834 in the first quarter of 2001 from the comparable 2000 period, a decrease of 69.4 percent, from $9,797,893 to $2,993,059.  Commissions and salaries fell $6,002,687, or 74.8 percent, from $8,019,576 in the 2000 period to $2,016,889 in 2001.  This decrease was primarily due to lower bonus and compensation arrangements related to lesser investment and trading profits and decreased commission revenues resulting in a lower level of commissions paid.  (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.)  Underwriting expenses rose $212,475, from $4,922 in the 2000 quarter to $217,397 in the first quarter of 2001.  No transactions were completed in the 2000 period, while one transaction was completed in 2001.  Rent, telephone and quote expenses decreased from $288,665 in the 2000 period to $255,104 in 2001, a decrease of 11.6 percent, primarily due to expenses related to improvements in quotation and phone systems in the 2000 quarter.  The aggregate of all other expenses fell 66.1 percent, from $1,484,730 in the first quarter of 2000 to $503,669 in the first quarter of 2001, primarily due to decreased accrual for PIC's profit sharing.

             The Company had a pretax profit of $15,184,084 in the first quarter of 2000 compared to a pretax loss of $1,316,828 in the comparable 2001 period, primarily due to the decrease in investment income and, to a lesser extent, decreased sales commissions and trading income. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

             The Company also accrued $6,073,000 in income taxes for the first quarter of 2000, compared to an estimated tax benefit for income taxes in the first quarter of 2001 of $526,730.  Independent of investment income, the Company would have had a loss before income taxes in both quarters.

Liquidity and Capital Resources

             The majority of PIC's assets are cash and assets readily convertible to cash.  PIC's securities inventory is stated at market value.  The liquidity of the market for many of PIC's securities holdings, however, varies with trends in the stock market.  Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC's positions could adversely affect the liquidity of the issues held.  In general, falling prices in OTC securities (which make up most of PIC's trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities.  The overall increase in prices for the OTC securities traded by PIC in early 2000 and 1999 was combined with a general increase in the liquidity of the markets for these securities.  The decline in prices for the OTC securities traded by PIC to date in 2001 and late 2000 was combined with a general decrease in the liquidity of the markets for these securities.  PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

             PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts.  As of March 31, 2001, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

             Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities.  These warrants are reflected on the balance sheet of PIC and the Company at their estimated fair value, with estimated discounts for lack of marketability.  While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public.  Profits, if any, from the warrants are recognized based upon the difference between the market price and the exercise price less discounts, if any, for trading volume, the remaining warrant exercise period and other factors.  Further profits or losses are subsequently realized when the underlying securities are sold.  Profits and losses recognized from the warrants are recorded as "Investment Income."  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At March 31, 2001, PIC owned 24 underwriter warrants (from 23 issuers), of which 20 were currently exercisable; none had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. (A warrant with an exercise price above the market price for the underlying security is valued at zero. If the exercise price is below the market price, the value is the amount of the aggregate spread, discounted for lack of liquidity.) These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. As of March 31, 2001, the Company placed no value on PIC's underwriter warrants that had an exercise price below the current market price of the securities issuable upon exercise. This estimate includes estimates by the Company of discounts for lack of marketability, risk of failure of the issuer to register the securities for resale and other possible difficulties that may prevent the Company from realizing the value of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company's estimate of their value can be expected in the future.

                          In the three months ended March 31, 2001, $2,138,499 of net cash was provided by operating activities of the Company.  The major adjustments to reconcile this result to the Company's net loss of $790,098 include a decrease in receivables of $5,134,311 and unrealized depreciation in investment securities of $1,707,537 more than offsetting a decrease in income taxes payable of $3,176,749, a realized gain on investment securities of $852,971, a decrease in accounts payable and accrued liabilities of $791,115 and a decrease in trading securities of $202,035.  In the quarter, $1,628,620 of net cash was used by the Company in investing activities, the result of $9,270,619 in proceeds from the sale of investment securities being more than offset by the purchase of $10,890,701 of investment securities and $8,538 of additions to furniture and equipment. $486,248 in cash was used in financing activities by the Company in the quarter, the result of payments to retire common stock.  See "Financial Statements — Consolidated Statements of Cash Flows."

             As a securities broker–dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards.  At March 31, 2001, the Company had no material commitments for capital expenditures.

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

Exhibits - None

No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: May 7, 2001	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President

Date: May 7, 2001	By:	/s/ CAROL RICE
Carol Rice
Principal Accounting Officer

EXHIBIT INDEX

           None