Form 10KSB/A
period 1999-12-31
PAULSON CAPITAL CORP
filed 2001-08-03
CIK 704159

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                                   ----------
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                       Commission file number: 0-18188
   December 31, 1999
                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                 F-3

Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999, 1998                 F-4
and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999,                               F-5
     1998 and 1997

Notes to Consolidated Financial Statements                                                                 F-7

Supplementary Schedule of Warrants Owned                                                                   F-19

Schedule II - Valuation and Qualifying Account                                                             F-20


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



/s/ Grant Thornton LLP

Portland, Oregon

January 26, 2000, except for Notes E and N, as to which the date is April 5, 2000

                                 Paulson Capital Corp. and Subsidiary


                                     CONSOLIDATED BALANCE SHEETS


                                           December 31,



                                                                                        1999                  1998
                                                                                   --------------        --------------
                                                                                                           (restated)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                       $       48,210        $      100,345
   Receivable from broker-dealers and clearing organizations                            7,336,562             1,430,586
   Notes and other receivables                                                            671,514               439,967
   Trading securities                                                                   2,238,798             2,119,737
   Investment securities                                                               14,200,767             9,697,387
   Underwriter warrants                                                                10,490,000             2,488,000
   Refundable income taxes                                                                      -               168,059
   Prepaid and deferred expenses                                                          669,599               578,556
   Deferred income taxes                                                                        -                53,373
                                                                                   --------------        --------------

               Total current assets                                                    35,655,450            17,076,010
                                                                                   --------------        --------------

NOTE RECEIVABLE                                                                         1,100,000                     -
                                                                                   --------------        --------------

FURNITURE AND EQUIPMENT, net                                                              525,716               359,329
                                                                                   --------------        --------------

INVESTMENT IN REAL ESTATE                                                                 169,900               169,900
                                                                                   --------------        --------------

                                                                                   $   37,451,066        $   17,605,239
                                                                                   ==============        ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                        $      814,935        $      738,155
   Payable to broker-dealers and clearing organizations                                 1,883,602               753,413
   Compensation, employee benefits and payroll taxes                                    3,312,829             1,240,510
   Securities sold, not yet purchased                                                      65,794                61,479
   Income taxes payable                                                                 1,116,800                     -
   Deferred income taxes                                                                4,842,500                     -
                                                                                   --------------        --------------

               Total current liabilities                                               12,036,460             2,793,557
                                                                                   --------------        --------------

SHAREHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 500,000
      shares; issued and outstanding, no shares                                                 -                     -
   Common stock, no par value; authorized, 10,000,000
      shares; issued and outstanding, 3,541,235 and
      3,796,852, respectively                                                             732,343               775,323
   Retained earnings                                                                   24,682,263            14,036,359
                                                                                   --------------        --------------

                                                                                       25,414,606            14,811,682
                                                                                   --------------        --------------

                                                                                   $   37,451,066        $   17,605,239
                                                                                   ==============        ==============


The accompanying notes are an integral part of these statements.

                                     Paulson Capital Corp. and Subsidiary

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Year ended December 31, 1999

                                                                   1999                  1998                  1997
                                                               ------------          -------------         ------------
                                                                                     (restated)             (restated)
Revenues
   Commissions                                                 $ 15,075,567          $ 11,324,412          $ 12,728,794
   Corporate finance                                              2,115,619             1,716,691             3,925,514
   Investment income (loss)                                      21,640,280            (1,949,262)            9,792,011
   Trading income                                                   317,159               589,822             1,195,585
   Interest and dividends                                            16,641                48,668                 7,010
   Other                                                             21,316                19,201                35,147
                                                               ------------          -------------         ------------
                                                                 39,186,582            11,749,532            27,684,061
                                                               ------------          -------------         ------------
Expenses
   Commissions and salaries                                      15,692,933            10,370,979            12,551,806
   Underwriting expenses                                          1,350,372               731,035               762,317
   Rent, telephone and quotation services                           890,708               842,437               835,472
   Interest expense                                                   1,248                60,889                 5,996
   Professional fees                                                394,368               389,478               639,386
   Bad debt expense                                                       -               267,193                     -
   Travel and entertainment                                         333,927               283,234               158,649
   Settlements                                                       59,000               518,362                67,299
   Other                                                          1,152,530             1,015,582             1,534,148
                                                               ------------          -------------         ------------
                                                                 19,875,086            14,479,189            16,555,073
                                                               ------------          -------------         ------------
               Earnings (loss) before income taxes               19,311,496            (2,729,657)           11,128,988

Income tax expense (benefit)                                      7,600,260              (961,017)            4,178,593
                                                               ------------          -------------         ------------
               NET EARNINGS (LOSS)                             $ 11,711,236          $ (1,768,640)         $  6,950,395
                                                               ============          =============         ============
Basic earnings (loss) per share                                $       3.16          $       (.45)         $       1.75
                                                               ============          =============         ============
Diluted earnings (loss) per share                              $       3.16          $       (.45)         $       1.74
                                                               ============          =============         ============





The accompanying notes are an integral part of these statements.

                                      Paulson Capital Corp. and Subsidiary

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                    Three year period ended December 31, 1999

                                                                            Common Stock
                                                                   -----------------------------            Retained
                                                                     Shares             Amount              Earnings
                                                                   ---------        ------------        ---------------

Balance at December 31, 1996, as previously reported               4,081,241        $    733,701        $     9,164,846

Restatement (Note N)                                                       -                   -                671,000
                                                                   ---------        ------------        ---------------
Balance at December 31, 1996, as restated                          4,081,241             733,701              9,835,846

Exercise of stock options                                             87,140              89,283                      -

Issuance of common stock in lieu
   of directors' cash compensation                                     2,266               8,000                      -

Redemption of common stock                                          (200,111)            (36,568)              (529,919)

Net earnings for the year, as restated                                     -                   -              6,950,395
                                                                   ---------        ------------        ---------------
Balance at December 31, 1997, as restated                          3,970,536             794,416             16,256,322

Issuance of common stock in lieu
   of directors' cash compensation                                     4,283              16,500                      -

Redemption of common stock                                          (177,967)            (35,593)              (451,323)

Net loss for the year, as restated                                         -                   -             (1,768,640)
                                                                   ---------        ------------        ---------------
Balance at December 31, 1998, as restated                          3,796,852             775,323             14,036,359

Issuance of common stock in lieu
   of directors' cash compensation                                     1,783               8,500                      -

Redemption of common stock                                          (257,400)            (51,480)            (1,065,332)

Net earnings for the year                                                  -                   -             11,711,236
                                                                   ---------        ------------        ---------------
Balance at December 31, 1999                                       3,541,235        $    732,343        $    24,682,263
                                                                   =========        ============        ===============







The accompanying notes are an integral part of this statement.

                        Paulson Capital Corp. and Subsidiary

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                          1999             1998             1997
                                                                     -------------     ------------     ------------
                                                                                        (restated)       (restated)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Net earnings (loss)                                               $  11,711,236     $ (1,768,640)    $  6,950,395
   Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities
         Unrealized (appreciation) depreciation
            on investment securities and underwriter warrants          (13,556,395)        1,816,738      (3,803,194)
         Realized (gain) loss on investment securities                  (8,083,884)          404,441      (5,988,817)
         Deferred income taxes                                           4,895,873        (1,796,273)      1,448,300
         Common stock issued for compensation
            of directors                                                     8,500            16,500           8,000
         Depreciation and amortization                                     136,274            89,448          59,994
         (Gain)/loss from sale of furniture and equipment                        -             6,180          (6,800)
         Write-down of notes receivable, net of recoveries                (267,193)          267,193               -
         Changes in assets and liabilities
            Receivables                                                 (6,082,055)        3,051,643         562,999
            Trading securities                                            (119,061)        6,782,065      (3,749,019)
            Income taxes receivable/payable                              1,284,859           (66,152)        310,354
            Prepaid and deferred expenses                                  (91,043)         (177,711)       (240,724)
            Accounts payable and accrued liabilities                     3,279,288        (5,516,418)      2,236,523
            Securities sold, not yet purchased                               4,315          (269,250)         50,041
                                                                     -------------     ------------     ------------
               Net cash provided by (used in)
                  operating activities                                  (6,879,286)        2,839,764      (2,161,948)

Cash flows from investing activities
   Purchases of investment securities                                  (41,501,353)      (27,439,553)    (28,103,962)
   Proceeds from sale of investment securities                          50,636,252        25,400,567      31,405,663
   Proceeds from repayment of notes receivable                             211,725           500,000               -
   Issuance of note receivable                                          (1,100,000)         (534,385)       (500,000)
   Additions to furniture and equipment                                   (302,661)         (254,652)       (114,474)
   Purchase of real estate                                                       -                 -        (169,900)
   Proceeds from sale of furniture and equipment                                 -             2,300           9,600
                                                                     -------------     ------------     ------------
               Net cash provided by (used in)
                  investing activities                                   7,943,963        (2,325,723)      2,526,927
                                                                     -------------     ------------     ------------

The accompanying notes are an integral part of these statements.

                        Paulson Capital Corp. and Subsidiary

                             Year ended December 31,

                                                                          1999             1998             1997
                                                                     -------------     ------------     ------------
                                                                                        (restated)       (restated)
Cash flows from financing activities
   Proceeds from exercise of stock options                           $           -     $          -     $     89,283
   Payments to retire common stock                                      (1,116,812)        (486,916)        (566,487)
                                                                     -------------     ------------     ------------
               Net cash used in financing activities                    (1,116,812)        (486,916)        (477,204)
                                                                     -------------     ------------     ------------

               Net Increase (Decrease) in Cash and
                  Cash Equivalents                                         (52,135)          27,125         (112,225)

Cash and cash equivalents at beginning of year                             100,345           73,220          185,445
                                                                     -------------     ------------     ------------
Cash and cash equivalents at end of year                             $      48,210     $    100,345     $     73,220
                                                                     =============     ============     ============


CASH PAID DURING THE YEAR FOR

   Interest                                                          $       1,248     $     61,389     $      6,000
                                                                     =============     ============     ============
   Income taxes                                                      $   1,441,715     $    901,408     $  2,405,275
                                                                     =============     ============     ============
NONCASH INVESTING AND FINANCING ACTIVITY

   Repayment of secured demand note collateral agreement             $           -     $    100,000     $         -
                                                                     =============     ============     ============

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

   2. SECURITIES TRANSACTIONS

   Securities transactions and related revenue are recorded on a trade date basis. Manager's fees, underwriter's fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold.

   Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management. The fair value of not readily marketable securities is estimated by management using available information including the following: Quoted market prices of similar securities (i.e. unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security if recently purchased adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in the results of operations.

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

   9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. The new standard, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. As part of certain underwriting agreements, the Company receives underwriter warrants. These warrants are derivatives under the definition of SFAS 133. The Company does not have any hedging activities. The Company believes the impact of adopting this standard will not be material to its results of operations or equity since it currently marks all investments to fair value.

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

                   Paulson Capital Corp. and Subsidiary

NOTE B - RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING
           ORGANIZATIONS - Continued

   At December 31, the above clearing services and trading account financing resulted in the following:

                                                       1999               1998
                                                   ------------       ------------
         Receivable from CSC                       $  7,336,562       $  1,430,586
         Payable to CSC                              (1,883,602)          (753,413)
                                                   ------------       ------------
         Net receivable                            $  5,452,960       $    677,173
                                                   ============       ============


NOTE C - NOTES AND OTHER RECEIVABLES

   Notes and other receivables consist of the following:

                                                       1999               1998
                                                   ------------       ------------
         Underwriting                              $          -       $    267,191
         Employees                                      558,131             49,493
         Independent brokers                             59,045             69,909
         Other                                           54,338             53,374
                                                   ------------       ------------
                                                   $    671,514       $    439,967
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

   Employee and independent broker receivables relate principally to advances, expenses inventory losses and settlements charged to the registered representatives of the Subsidiary in excess of commission earnings. For the years ended December 31, 1999, 1998, and 1997, receivables from employees and independent brokers of $80,379, $85,448, and $17,206, respectfully, were determined by management to be uncollectible and written off.

   At December 31, 1999 the Company had a $1,100,000 unsecured note receivable from a company that was subordinated to the interest of another creditor. This note has an interest rate of 6% and is due October 21, 2001.

                   Paulson Capital Corp. and Subsidiary

NOTE D - TRADING AND INVESTMENT SECURITIES

   Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Company's subsidiary.

   The categories of trading securities and their related market values follow:

                                                         1999                             1998
                                              ---------------------------     --------------------------
                                                  Long           Short           Long           Short
                                              -----------     -----------     -----------    -----------
         Common stock                         $ 1,895,409     $    65,794     $ 1,686,731    $    50,672
         Preferred stock                                -               -          39,008          5,511
         State and municipal bonds                262,082               -         243,055          5,296
         Corporate bonds                           81,307               -         150,943              -
                                              -----------     -----------     -----------     ----------
                                              $ 2,238,798     $    65,794     $ 2,119,737     $   61,479
                                              ===========     ===========     ===========     ==========


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

                                                                 Market        Unrealized      Carrying
                                                  Cost           Value         Gain (Loss)       Value
                                              -----------     -----------     ------------    -----------
         1999
           Corporate equities                 $11,752,070     $14,178,877     $  2,426,807    $14,178,877
           Corporate bonds                        102,420          21,890          (80,530)        21,890
                                              -----------     -----------     ------------    -----------
                                              $11,854,490     $14,200,767     $  2,346,277    $14,200,767
                                              ===========     ===========     ============    ===========
         1998
           Corporate equities                 $11,993,688     $ 9,697,387     $ (2,296,301)   $ 9,697,387
                                              ===========     ===========     ============    ===========

   Realized gain (loss) included in the determination of net earnings was $8,083,884, $(404,441), and $5,988,817 for the years ended December 31,
   1999, 1998 and 1997, respectively.

                  Paulson Capital Corp. and Subsidiary

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

   The estimated fair value of warrants is determined in good faith by management taking into consideration all indications of value and factors relevant to the value of the warrant (Note A2) that are available.

   The following table summarized activity in underwriter warrants:



   Estimated fair value at January 1, 1997                   $ 1,088,000
   Unrealized gain                                             4,211,000
                                                             ------------
   Estimated value at December 31, 1997                        5,299,000
   Unrealized loss                                            (2,811,000)
                                                             ------------
   Estimated fair value at December 31, 1998                   2,488,000
   Realized gain                                              (6,852,854)
   Unrealized gain                                            14,854,854
                                                             ------------
   Estimated fair value at December 31, 1999                 $10,490,000
                                                             ============


NOTE F - FURNITURE AND EQUIPMENT

   Furniture and equipment are stated at cost and consist of the following:



                                                    1999             1998
                                               ---------------  ---------------
        Office equipment                       $  1,173,097     $    905,710
        Leasehold improvements                       35,274          120,354
        Vehicles                                     65,619           65,619
                                               ---------------  ---------------
                                                  1,273,990        1,091,683
        Less accumulated depreciation
           and amortization                         748,274          732,354
                                               ---------------  ---------------

                                               $    525,716     $    359,329
                                               ===============  ===============


                  Paulson Capital Corp. and Subsidiary

NOTE G - INCOME TAXES

   Income tax expense (benefit) consists of the following:



                                          1999          1998          1997
                                       -----------  -------------  -----------
      Current tax expense
         Federal                       $ 1,921,593  $    724,613   $ 2,364,177
         State                             782,794       110,643       366,116
                                       -----------  -------------  -----------

                                         2,704,387       835,256     2,730,293
                                       -----------  -------------  -----------


      Deferred tax expense (benefit)
         Federal                         4,338,537    (1,579,461)    1,289,457
         State                             557,336      (216,812)      158,843
                                       -----------  -------------  -----------

                                         4,895,873    (1,796,273)    1,448,300
                                       -----------  -------------  -----------

                                       $ 7,600,260  $   (961,017)  $ 4,178,593
                                       ===========  =============  ===========


                  Paulson Capital Corp. and Subsidiary

NOTE G - INCOME TAXES - Continued

   Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes as follows:



                                             1999         1998          1997
                                          -----------  -----------  ------------
      Income tax expense (benefit) at
         statutory federal tax rate       $ 6,566,000  $ (928,000)  $ 3,784,000
      State taxes net of federal benefit      841,000    (119,000)      485,000
      Permanent and other differences         193,260      85,983       (90,407)
                                          -----------  -----------  ------------

                                          $ 7,600,260  $ (961,017)  $ 4,178,593
                                          ===========  ===========  ============


   The deferred income tax asset (liability) consists of the following at December 31,:




                                                           1999          1998
                                                       ------------   ----------
      Unrealized appreciation on securities            $(4,923,000)   $ (55,000)
      Accrued expenses                                      48,000            -
      State net operating loss carryforwards                67,100            -
      Allowance on notes receivable                              -      105,000
      Fixed asset depreciation                             (34,600)       3,373
                                                       ------------   ----------

                                                       $(4,842,500)   $  53,337
                                                       ============   ==========


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

                  Paulson Capital Corp. and Subsidiary

NOTE I - EARNINGS PER SHARE

   The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended December 31, 1999:



                                                                                Weighted
                                                                                 Average             Per
                                                                Income           Shares             Share
                                                              (Numerator)     (Denominator)         Amount
                                                             -------------   ---------------       --------
      1997 (restated)
      ---------------
         Basic earnings per share
            Income available to
               common stockholders                           $  6,950,395       3,973,034            $1.75

         Effect of dilutive securities
            Stock options                                               -          32,344
                                                             -------------   ---------------

         Diluted earnings per share
            Income available to
               common stockholders                           $  6,950,395       4,005,378            $1.74
                                                             =============   ==============        ========

      1998 (restated)
      ---------------
         Basic earnings (loss) per share
            Income (loss) available to
               common stockholders                           $ (1,768,640)      3,917,788            $(.45)
                                                             =============   ==============        ========

      1999
      ----
         Basic earnings per share
            Income available to
               common stockholders                           $ 11,711,236       3,704,360            $3.16
                                                             =============   ==============        ========


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

                  Paulson Capital Corp. and Subsidiary

NOTE J - LEASES

   Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:



           Year ended
          December 31,
          ------------
              2000                                    $  274,176
              2001                                       274,176
              2002                                       114,240
                                                      ----------

                                                      $  662,592
                                                      ==========


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

                  Paulson Capital Corp. and Subsidiary

NOTE N - RESTATEMENT

   During the fourth quarter of 1999, the Company changed its method of accounting for underwriter warrants. Previously the Company recognized no value for these warrants. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value. Accordingly, the financial statements for previous periods have been restated to correct this error in previously issued financial statements that were not in compliance with existing accounting principles generally accepted in the United States.

   The effect of the change on the 1999 financial statements was to increase investment income and earnings before income taxes by $8,002,000, net income by $4,933,000 and basic and diluted earnings per share by $1.33. For the year ended December 31, 1998, the effect of the restatement was to decrease investment income and earnings before income taxes by $2,811,000 increase net loss by $1,733,000 and increase the basic and diluted loss per share by $.44. For the year ended December 31, 1997, the effect of the restatement was to increase investment income and earnings before income taxes by $4,211,000, increase net income by $2,596,000 and increase the basic and diluted earnings per share by $.65. The effect of the adjustment for periods prior to 1997 was to increase shareholders' equity by $671,000.

   The effect of the restatement on each of the quarters for the years 1999, 1998 and 1997 is as follows (unaudited):

                                                                              Three months ended
                                                       -----------------------------------------------------------
                                                         March 31,      June 30,     September 30,    December 31,
                                                       -----------    -----------    -------------    ------------
1999
----
Net income (loss), as previously reported              $   7112,963    $ 1,269,203    $    (426,746)   $  5,822,816
Effect of adjustment                                       936,000      2,398,000        1,603,000          (4,000)
                                                       -----------    -----------    -------------    ------------
Net income, as restated                                $ 1,048,963    $ 3,667,203    $   1,176,254    $  5,818,816
                                                       ===========    ===========    =============    ============

Earnings (loss) per share, as previously reported      $      0.03    $      0.34    $       (0.12)   $       1.61
Effect of adjustment                                          0.25           0.63             0.44               -
                                                       -----------    -----------    -------------    ------------
Earnings per share, as restated                        $      0.28    $      0.97    $        0.32    $       1.61
                                                       ===========    ===========    =============    ============
1998
----
Net income (loss), as previously reported              $   173,604    $  (879,490)   $  (2,101,563)   $  2,771,809
Effect of adjustment                                      (152,000)    (1,086,000)        (740,000)        245,000
                                                       -----------    -----------    -------------    ------------
Net income (loss), as restated                         $    21,604    $(1,965,490)   $  (2,841,563)   $  3,016,809
                                                       ===========    ===========    =============    ============

Earnings (loss) per share, as previously reported      $      0.04    $     (0.22)   $       (0.55)   $       0.70
Effect of adjustment                                         (0.03)         (0.28)           (0.17)           0.09
                                                       -----------    -----------    -------------    ------------
Earnings (loss) per share, as restated                 $      0.01    $     (0.50)   $       (0.72)   $       0.79
                                                       ===========    ===========    =============    ============

1997
----
Net income, as previously reported                     $   791,059    $   583,370    $   1,807,880    $  1,172,086
Effect of adjustment                                       250,000      1,311,000        2,032,000        (997,000)
                                                       -----------    -----------    -------------    ------------
Net income, as restated                                $ 1,041,059    $ 1,894,370    $   3,839,880    $    175,086
                                                       ===========    ===========    =============    ============
Earnings per share, as previously reported             $      0.20    $      0.15    $        0.45    $       0.30
Effect of adjustment                                          0.06           0.33             0.52           (0.26)
                                                       -----------    -----------    -------------    ------------
Basic earnings per share, as restated                  $      0.26    $      0.48    $        0.97    $       0.04
                                                       ===========    ===========    =============    ============

Diluted earnings per share, as previously reported     $      0.20    $      0.15    $        0.45    $       0.29
Effect of adjustment                                          0.06           0.32             0.52           (0.25)
                                                       -----------    -----------    -------------    ------------
Diluted earnings per share, as restated                $      0.26    $      0.47    $        0.97    $       0.04
                                                       ===========    ===========    =============    ============

                      Paulson Capital Corp. and Subsidiary


                           SCHEDULE OF WARRANTS OWNED


                                  December 31,



                                                       Shares      Exercise
                                                    Entitled to     Price        Expiration
             Description                              Purchase     Per-Share         Date
---------------------------------------------      -------------  ------------   ------------
Advantage Marketing Systems* (units)                    65,520    $       5.40   2002, 11/12
Audiohighway* (units)                                  163,900    $       7.80   2003, 12/17,
AVI Biopharma, Inc.* (units)                           112,700    $      10.80   2002, 06/03
C3, Inc.*                                              214,592    $      18.00   2002, 11/14
Cal-Maine Foods, Inc.*                                 177,100    $       8.40   2001, 12/10
Caring Products International, Inc.* (units)            83,075    $       6.00   2002, 12/09
Cell Robotics International, Inc. (units)               9.3725    $  25,000.00   2000, 09/18
Cell Robotics International, Inc.* (units)              29,800    $       9.90   2003, 02/01
Cellegy Pharmaceuticals, Inc.* (units)                  18,745    $      20.63   2000, 08/11
Complete Management, Inc.*                             107,720    $      10.80   2000, 12/27
Complete Management, Inc.*                              31,377    $      21.04   2001, 06/11
Cusac Industries, Ltd.* (units)                         11,901    $      12.00   2000, 01/11
E.Com International, Inc.*                              75,587    $       3.50   2002, 12/31
Evergreen Resources, Inc.                              134,375    $       6.90   2001, 10/22
Fortune Petroleum Corp.*                                50,000    $       4.00   1999, 05/19
Global Payment Technology ERC 2-6-96                   103,500    $       6.60   2000, 02/06
Hometown Auto Retailers NC*                            120,690    $      10.80   2003, 07/28
International Nursing Services, Inc.* (units)           15,301    $      28.20   1999, 09/12
Kyzen Corporation* (units)                              15,498    $      14.95   2000, 08/03
Microfield Graphics, Inc.*                              79,750    $       7.20   2000, 06/22
Microvision Inc. (units) ERC 8-27-97                   123,760    $       9.60   2001, 08/27
Neotherapeutics Inc. (units) ERC 9-25-97               161,000    $       9.12   2001, 09/25
Northern Bank of Commerce ERC 8-4-94                     2,000    $       6.60   1999, 08/04
Pacific Aerospace & Electronics* (units)               146,700    $       3.75   2001, 07/15
Pearce Systems International, Inc.* (units)             47,722    $       8.70   1999, 02/11
Premium Cigars International, Ltd.*                      2,000    $       8.40   2002, 08/21
R-B Rubber Products, Inc.*                              55,100    $       5.10   2000, 05/10
Sparta Surgical Corp.* (units)                          11,221    $      12.00   1999, 07/12
Supergen, Inc. (units) ERC 3-12-97                     268,950    $       7.20   2001, 03/12
Telepartners A/S* (units)                              102,437    $       6.00   2002, 06/30
WSG Systems, Inc.*                                     11.0260    $   6,000.00   2003, 03/31


*Warrants valued at $0.00

                                                                     Schedule II

                        Paulson Capital Corp. and Subsidiary


                        Valuation and Qualifying Accounts


                   Years ended December 31, 1999, 1998 and 1997



                              Balance     Additions-Charges                     Balance
                             Beginning       to Cost and        Deductions      at End
     Description              of Year         Expenses          Write-offs      of Year
------------------------    ------------  -----------------     -----------    -----------
Allowance for doubtful
   accounts:

Year ended Dec. 31, 1999    $    267,193     $        -         $  267,193     $        -
Year ended Dec. 31, 1998               -        267,193         $        -     $   267,193
Year ended Dec. 31, 1997               -              -                                  -


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Paulson Capital Corp.

Date: August 3, 2001                  By: /s/ CHESTER L.F. PAULSON
                                         --------------------------
                                          Chester L.F. Paulson
                                          President