Form 10KSB/A
period 2000-12-31
PAULSON CAPITAL CORP
filed 2001-08-03
CIK 704159

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file number:
December 31, 2000	0-18188

FORM 10-KSB/A
(Amendment No. 1)

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

F–1

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

F–2

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2000	1999	1998
Revenues
Commissions	$14,912,599	$15,075,567	$11,324,412
Corporate finance	2,504,316	2,115,619	1,716,691
Investment income (loss)	2,869,445	21,640,280	(1,949,262)
Trading income	2,047,418	317,159	589,822
Interest and dividends	91,650	16,641	48,668
Other	4,412	21,316	19,201

	22,429,840	39,186,582	11,749,532

Expenses
Commissions and salaries	15,651,244	15,692,933	10,370,979
Underwriting expenses	522,830	1,350,372	731,035
Rent, telephone and quotation services	961,014	890,708	842,437
Interest expense	85	1,248	60,889
Professional fees	302,952	394,368	389,478
Bad debt expense	436,984	—	267,193
Travel and entertainment	284,542	333,927	283,234
Settlements	59,336	59,000	518,362
Other	1,782,754	1,152,530	1,015,582

	20,001,741	19,875,086	14,479,189

Earnings (loss) before income taxes	2,428,099	19,311,496	(2,729,657)
Income tax expense (benefit)	1,436,313	7,600,260	(961,017)

NET EARNINGS (LOSS)	$991,786	$11,711,236	$(1,768,640)

Basic earnings (loss) per share	$0.29	$3.16	$(.45)

Diluted earnings (loss) per share	$0.28	$3.16	$(.45)

The accompanying notes are an integral part of these statements.

F–3

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

The accompanying notes are an integral part of these statements.

F–4

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

The accompanying notes are an integral part of these statements.

F–5

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

Year ended December 31,

	2000	1999	1998
Cash flows from financing activities
Proceeds from issuance of stock	$71,000	$—	$—
Payments to retire common stock	(1,276,312)	(1,116,812)	(486,916)

Net cash used in financing activities	(1,205,312)	(1,116,812)	(486,916)

Net Increase (Decrease) in Cash and Cash Equivalents	56,099	(52,135)	27,125
Cash and cash equivalents at beginning of year	48,210	100,345	73,220

Cash and cash equivalents at end of year	$104,309	$48,210	$100,345

Cash paid during the year for
Interest	$85	$1,248	$61,389

Income taxes	$8,785,000	$1,441,715	$901,408

Noncash investing and financing activity
Repayment of secured demand note collateral agreement	$—	$—	$100,000

The accompanying notes are an integral part of these statements.

F–6

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

    The fair value of not readily marketable securities is estimated by management using available information including the following: Quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security if recently purchased adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer.

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

F–7

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

F–8

    In addition to the clearing services provided, CSC also loans money to the Subsidiary to finance trading accounts.

NOTE C—NOTES AND OTHER RECEIVABLES

    Notes and other receivables consist of the following:

	2000	1999
Notes receivable	$741,854	$—
Employees	97,051	558,131
Independent brokers	306,647	59,045
Other	101,968	54,338

	$1,247,520	$671,514

    Employee and independent broker receivables relate principally to advances, expenses, inventory losses and settlements charged to the registered representatives of the subsidiary in excess of commission earnings. For the years ended December 31, 2000, 1999, and 1998, receivables from employees and independent brokers of $175,702, $80,379, and $85,448, respectively, were determined by management to be uncollectible and written off.

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

F–9

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

F–10

    The following table summarized activity in underwriter warrants:

Estimated value at January 1, 1998	$5,299,000
Unrealized loss	(2,811,000)

Estimated fair value at December 31, 1998	2,488,000
Realized gain	(6,852,854)
Unrealized gain	14,854,854

Estimated fair value at December 31, 1999	10,490,000
Cost of warrants exercised, but not sold, and transferred to securities owned	(398,331)
Realized gain	(23,472,158)
Unrealized gain	13,380,489

Estimated fair value at December 31, 2000	$—

NOTE F—FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost and consist of the following:

	2000	1999
Office equipment	$1,304,545	$1,173,097
Leasehold improvements	70,571	35,274
Vehicles	65,619	65,619

	1,440,735	1,273,990
Less accumulated depreciation and amortization	931,059	748,274

	$509,676	$525,716

NOTE G—INCOME TAXES

    Income tax expense (benefit) consists of the following:

	2000	1999	1998
Current tax expense
Federal	$8,638,164	$1,921,593	$724,613
State	2,899,549	782,794	110,643

	11,537,713	2,704,387	835,256

Deferred tax expense (benefit)
Federal	(7,514,500)	4,338,537	(1,579,461)
State	(2,586,900)	557,336	(216,812)

	(10,101,400)	4,895,873	(1,796,273)

	$1,436,313	$7,600,260	$(961,017)

F–11

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

F–12

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

F–13

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

F–14

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

F–15

Schedule II

Paulson Capital Corp. and Subsidiary

Valuation and Qualifying Accounts

Years ended December 31, 2000, 1999 and 1998

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended Dec. 31, 2000	$—	$436,984	$436,984	$—
Year ended Dec. 31, 1999	267,193	—	267,193	—
Year ended Dec. 31, 1998	—	267,193	$—	$267,193

F–16

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Paulson Capital Corp.
Date: August 3, 2001	By:	/s/ CHESTER L.F. PAULSON Chester L.F. Paulson President

QuickLinks

Paulson Capital Corp. and Subsidiary CONSOLIDATED BALANCE SHEETS December 31,
Paulson Capital Corp. and Subsidiary CONSOLIDATED STATEMENTS OF OPERATIONS Year ended December 31,
Paulson Capital Corp. and Subsidiary CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Three year period ended December 31, 2000
Paulson Capital Corp. and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended December 31,
Paulson Capital Corp. and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED Year ended December 31,
Paulson Capital Corp. and Subsidiary NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Paulson Capital Corp. and Subsidiary SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED
Paulson Capital Corp. and Subsidiary Valuation and Qualifying Accounts Years ended December 31, 2000, 1999 and 1998
SIGNATURES