Form 10QSB/A
period 2001-03-31
PAULSON CAPITAL CORP
filed 2001-08-03
CIK 704159

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2001

Commission file number: 0-18188

PAULSON CAPITAL CORP.
Exact name of registrant as specified in its charter

Oregon (State of incorporation)	93-0589534 (I.R.S. Employer Identification)
811 S.W. Naito Parkway Portland, OR (Address of principal executive offices)	97204 (Zip Code)

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

Common stock, no par value—3,263,866 shares

Transitional Small Business Disclosure Format Yes / / No /x/

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

	3/31/01	12/31/00
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,940	$104,309
Receivable from clearing organization	4,175,585	8,878,083
Notes and other receivables	813,884	1,247,520
Trading securities, at market value	1,103,954	1,305,989
Investment securities, at market value	13,828,651	13,063,135
Underwriter warrants, at estimated fair value	—	—
Prepaid and deferred expenses	273,292	865,986
Deferred income taxes	5,298,000	5,298,000

Total current assets	25,621,306	30,763,022

NOTE RECEIVABLE	105,374	103,551

FURNITURE AND EQUIPMENT, net	467,611	509,676

INVESTMENT IN REAL ESTATE	169,900	169,900

	$26,364,191	$31,546,149

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$185,827	$194,399
Payable to clearing organization	713,122	828,859
Compensation, employee benefits and payroll taxes	370,658	1,037,465
Securities sold, not yet purchased, at market value	93,749	31,496
Income taxes payable	719,251	3,896,000

Total current liabilities	2,082,607	5,988,219

Deferred income taxes	39,100	39,100
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,276,866 and 3,367,366, respectively	1,059,196	1,080,011
Retained earnings	23,183,288	24,438,819

Total shareholders' equity	24,242,484	25,518,830

	$26,364,191	$31,546,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended March 31, 2001
and March 31, 2000 (unaudited)

	3/31/01	3/31/00
Revenues
Commissions	$1,931,901	$6,348,435
Corporate finance	371,382	15,744
Investment income	(854,566)	17,763,423
Trading income	215,977	831,657
Interest and dividends	10,864	20,024
Other	673	2,694

	1,676,231	24,981,977

Expenses
Commissions and salaries	2,016,889	8,019,576
Underwriting expenses	217,397	4,922
Rent, telephone and quotation services	255,104	288,665
Interest expense	3	—
Professional fees	71,599	99,920
Bad debt expense	30,000	30,155
Travel and entertainment	62,201	52,579
Settlements	1,050	20,000
Other	338,816	1,282,076

	2,993,059	9,797,893

Earnings (loss) before income taxes	(1,316,828)	15,184,084
Provision for income taxes
Current	(526,730)	4,128,000
Deferred	—	1,945,000

Net Earnings (Loss)	$(790,098)	$9,111,084

Earnings (loss) per share, basic and diluted	$(0.24)	$2.57

Weighted average number of shares outstanding, basic	3,325,833	3,541,235
Weighted average number of shares outstanding, diluted	3,328,349	N/A

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three year period ended December 31, 2000
and the three months ended March 31, 2001 (unaudited)

	Common Stock
			Retained Earnings
	Shares	Amount
Balance at December 31, 1997	3,970,536	794,416	16,256,322
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	—
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net loss for the year	—	—	(1,768,640)

Balance at December 31, 1998	3,796,852	775,323	14,036,359
Issuance of common stock in lieu of directors' cash compensation	1,783	8,500	—
Redemption of common stock	(257,400)	(51,480)	(1,065,332)
Net earnings for the year	—	—	11,711,236

Balance at December 31, 1999	3,541,235	$732,343	$24,682,263
Stock option grants	—	317,750	—
Stock options exercised	16,000	71,000	—
Redemption of common stock	(189,869)	(41,082)	(1,235,230)
Net earnings for the year	—	—	991,786

Balance at December 31, 2000	3,367,366	$1,080,011	$24,438,819
Redemption of common stock	(90,500)	(20,815)	(465,433)

Net loss for year to date	—	—	(790,098)

Balance at March 31, 2001	3,276,866	$1,059,196	$23,183,288

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three month periods ended March 31, 2001 and March 31, 2000

	3/31/01	3/31/00
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net earnings (loss)	$(790,098)	$9,111,084
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Unrealized (appreciation) depreciation on investment securities	1,707,537	(5,118,960)
Realized gain on investment securities	(852,971)	(12,644,464)
Depreciation and amortization	50,602	42,222
Deferred income taxes	—	1,945,000
Change in assets and liabilities
Receivables	5,134,311	(17,370,838)
Trading securities	202,035	(868,172)
Prepaid and deferred expenses	592,694	83,159
Accounts payable and accrued liabilities	(791,115)	8,691,604
Securities sold, not yet purchased	62,253	(470)
Income taxes payable	(3,176,749)	3,349,600

Net cash provided by (used in) operating activities	2,138,499	(12,780,235)

Cash flows from investing activities
Purchases of investment securities	(10,890,701)	(46,977,794)
Proceeds from sale of investment securities	9,270,619	60,022,869
Additions to furniture and equipment	(8,538)	(51,471)
Proceeds from sale of furniture and equipment	—	—

Net cash provided by (used in) investing activities	$(1,628,620)	$12,993,604

Cash flows from financing activities
Proceeds from exercise of stock options	—	—
Payments to retire common stock	(486,248)	—
Decrease in bank overdraft payable	—	—

Net cash provided by (used in) financing activities	(486,248)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,631	213,369
Cash and cash equivalents at beginning of period	104,309	48,210

Cash and cash equivalents at March 31	$127,940	$261,579

Cash paid during the three months for
Interest	$3	$—

Income taxes	$2,650,019	$778,400

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.
Date:	August 3, 2001	By:	/s/ CHESTER L.F. PAULSON Chester L.F. Paulson President

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES