Form 10QSB
period 2001-06-30
PAULSON CAPITAL CORP
filed 2001-08-09
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2001

Commission file number: 0-18188

PAULSON CAPITAL CORP.
Exact name of registrant as specified in its charter

Oregon	93–0589534
(State of incorporation)	(I.R.S. Employer Identification)

811 S.W. Naito Parkway Portland, OR	97204
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(503) 243–6000

             Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       ☒         No        ☐

Number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001:

Common stock, no par value  - 3,206,866 shares

Transitional Small Business Disclosure Format           Yes       ☐         No        ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	6/30/01	12/31/00

CURRENT ASSETS

Cash and cash equivalents	$128,603	$104,309
Receivable from clearing organization	6,789,642	8,878,083
Notes and other receivables	786,528	1,247,520
Trading securities, at market value	2,435,867	1,305,989
Investment securities, at market value	18,330,977	13,063,135
Underwriter warrants, at estimated fair value	—	—
Prepaid and deferred expenses	228,124	865,986
Deferred income taxes	2,778,000	5,298,000

Total current assets	31,477,741	30,763,022

NOTE RECEIVABLE	107,229	103,551

FURNITURE AND EQUIPMENT, net	426,401	509,676

INVESTMENT IN REAL ESTATE	169,900	169,900

	$32,181,271	$31,546,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)

	6/30/01	12/31/00

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$245,445	$194,399
Payable to clearing organization	1,593,459	828,859
Compensation, employee benefits and payroll taxes	1,658,124	1,037,465
Securities sold, not yet purchased, at market value	133,293	31,496
Income taxes payable	289,562	3,896,000

Total current liabilities	3,919,883	5,988,219

Deferred income taxes	39,100	39,100

SHAREHOLDERS’ EQUITY

Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,217,866 and 3,367,366, respectively	1,045,626	1,080,011
Retained earnings	27,176,662	24,438,819

Total shareholders’ equity	28,222,288	25,518,830

	$32,181,271	$31,546,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended
June 30, 2001 and June 30, 2000 (unaudited)
(continued)

	Three months ended		Six months ended
	6/30/01	6/30/00	6/30/01	6/30/00
Revenues
Commissions	$2,023,916	$3,693,646	$3,955,817	$10,042,081
Corporate finance	612,302	1,544,545	983,684	1,560,289
Investment income	8,315,345	(5,352,843)	7,460,779	12,410,580
Trading income	633,178	584,367	849,155	1,416,024
Interest and dividends	7,629	20,063	18,493	40,087
Other	352	610	1,025	3,304

	11,592,722	490,388	13,268,953	25,472,365

Expenses
Commissions and salaries	3,130,003	3,131,254	5,146,892	11,150,830
Underwriting expenses	161,274	378,266	378,671	383,188
Rent, telephone and quotation services	254,862	210,863	509,966	499,528
Interest expense	40,796	30	40,799	30
Professional fees	49,935	82,424	121,534	182,344
Bad debt expense	30,000	30,000	60,000	60,155
Travel and entertainment	82,707	51,871	144,908	104,450
Settlements	5,950	33,587	7,000	53,587
Other	722,824	544,136	1,061,640	1,826,212

	4,478,351	4,462,431	7,471,410	14,260,324

Earnings (loss) before income taxes	7,114,371	(3,972,043)	5,797,543	11,212,041

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended
June 30, 2001 and June 30, 2000 (unaudited)
(Continued)

	Three months ended		Six months ended
	6/30/01	6/30/00	6/30/01	6/30/00
Provision for income taxes
Current	326,730	(843,000)	(200,000)	3,285,000
Deferred	2,520,000	(745,000)	2,520,000	1,200,000

Net Earnings (Loss)	$4,267,641	$(2,384,043)	$3,477,543	$6,727,041

Earnings (loss) per share, basic and diluted	$1.31	$(0.68)	$1.06	$1.91

Weighted average number of shares outstanding, basic	3,268,066	3,503,012	3,286,253	3,522,333
Weighted average number of shares outstanding, diluted	N/A	3,506,038	3,289,010	3,523,830

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three year period ended December 31, 2000
and the six months ended June 30, 2001 (unaudited)

	Common Stock

	Shares	Amount	Retained Earnings

Balance at December 31, 1997	3,970,536	$794,416	$16,256,322

Issuance of common stock in lieu of directors’ cash compensation	4,283	16,500	-

Redemption of common stock	(177,967)	(35,593)	(451,323)

Net loss for the year	-	-	(1,768,640)

Balance at December 31, 1998	3,796,852	775,323	14,036,359

Issuance of common stock in lieu of directors’ cash compensation	1,783	8,500	-

Redemption of common stock	(257,400)	(51,480)	(1,065,332)

Net earnings for the year	-	-	11,711,236

Balance at December 31, 1999	3,541,235	732,343	24,682,263

Stock option grants	-	317,750	-

Stock options exercised	16,000	71,000	-

Redemption of common stock	(189,869)	(41,082)	(1,235,230)

Net earnings for the year	-	-	991,786

Balance at December 31, 2000	3,367,366	1,080,011	24,438,819

Redemption of common stock	(149,500)	(34,385)	(739,700)

Net earnings for year to date	-	-	3,477,543

Balance at June 30, 2001	3,217,866	$1,045,626	$27,176,662

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six month periods ended June 30, 2001 and June 30, 2000

	6/30/01	6/30/00

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$3,477,543	$6,727,041
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Unrealized (appreciation) depreciation on investment securities	(4,287,027)	(1,847,113)
Realized gain on investment securities	(3,173,752)	(10,563,467)
Depreciation and amortization	100,191	86,706
Deferred income taxes	2,520,000	(3,642,500)
Stock option grant	—	317,750
Change in assets and liabilities
Receivables	2,545,760	(7,779,516)
Trading securities	(1,129,878)	(1,750,103)
Prepaid and deferred expenses	637,862	496,400
Accounts payable and accrued liabilities	1,436,305	(211,613)
Securities sold, not yet purchased	101,797	882,012
Income taxes payable	(3,606,438)	4,752,450

Net cash provided by (used in) operating activities	(1,377,637)	(12,531,953)

Cash flows from investing activities
Purchases of investment securities	(19,118,044)	(81,491,868)
Proceeds from sale of investment securities	21,310,980	94,666,959
Additions to furniture and equipment	(16,920)	(100,894)
Proceeds from sale of furniture and equipment	—	—

Net cash provided by (used in) investing activities	$2,176,016	$13,074,197

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - CONTINUED

	6/30/01	6/30/00

Cash flows from financing activities
Proceeds from exercise of stock options	--	--
Payments to retire common stock	(774,085)	(480,106)

Net cash provided by (used in) financing activities	(774,085)	(480,106)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,294	62,138

Cash and cash equivalents at beginning of period	104,309	48,210

Cash and cash equivalents at June 30	$128,603	$110,348

Cash paid during the three months for

Interest	$40,796	$30

Income taxes	$2,596,650	$756,419

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

             In August 2000, Patricia Staples, a former PIC customer, filed an NASD arbitration claim against PIC and one of its registered representatives alleging that PIC and its registered representative made certain misrepresentations and committed violations of law.  Claimant is seeking $100,000 in compensatory and punitive damages.  Claimant's statement of claim is vague and does not specify the alleged misrepresentations or violations of law.  PIC has filed a motion to require a more definite and certain statement of claim by claimant.  PIC also has filed an answer denying any liability.  PIC has not had an opportunity to fully investigate this matter but intends to defend this matter vigorously.  The matter is set for arbitration on November 8, 2001.

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

             In April 2001, Michael Swan, a PIC customer, complained that a PIC broker failed to place a stop loss order on a stock that Swan held in one of his PIC accounts.  The price of the stock subsequently declined significantly and Swan now claims that PIC and its broker failed to place the stop loss, resulting in a loss of $125,000.  Swan has demanded that PIC pay this amount to him.  PIC has not had an opportunity to fully investigate this claim but believes it has meritorious defenses and intends to defend this matter vigorously.

             In April 1999, Ashley Puma, the minor daughter of a former PIC representative, filed a complaint in a California state court against Santa Monica County Bank for breach of contract and negligence.  Claimant alleges that Santa Monica County Bank was negligent in allowing her father to withdraw up to $465,000 from an account that was held for her benefit.  In April 2001, U.S. Bank, the successor to Santa Monica County Bank, identified PIC as one of the "John Doe" cross-defendants and filed cross-claims against PIC for conversion, declaratory relief and indemnity.  U.S. Bank claims that PIC mishandled certain funds that originally derived from Ashley Puma's Santa Monica County bank account.  U.S. Bank later dropped the conversion claim and now seeks only declaratory relief and indemnity against PIC.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

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

	Quarter Ended June 30			Six Months Ended June 30
	2001 vs. 2000			2001vs. 2000
Revenues:
Sales Commissions	$(1,669,730)	(45.2%	)	$(6,086,264)	(60.6%	)
Corporate Finance	(932,243)	(60.4%	)	(576,605)	(37.0%	)
Investment Income	13,668,188	N/A		(4,949,801)	(39.9%	)
Trading Income	48,811	8.4%		(566,869)	(40.0%	)
Other	(12,692)	(61.4%	)	(23,873)	(55.0%	)

Total	$11,102,334	2,264.0%		$(12,203,412)	(47.9%	)
Expenses:

Commissions and Salaries	$(1,251)	(0.0%	)	$(6,003,938)	(53.8%	)
Underwriting Expenses	(216,992)	(57.4%	)	(4,517)	(1.2%	)
Rent, Telephone and Quotes	43,999	20.9%		10,438	2.1%
Other	190,164	25.6%		(790,897)	(35.5%	)

Total	$15,920	0.4%		$(6,788,914)	(47.6%	)

Pretax Income	$11,086,414	N/A		$(5,414,498)	(48.3%	)

             Total revenues for the second quarter of 2001 rose 2,264.0 percent from the second quarter of 2000, from $490,388 to $11,592,722.  As shown in the table above, sales commissions fell $1,669,730, or 45.2 percent, from $3,693,646 in the second quarter of 2000 to $2,023,916 in the comparable 2001 period.  This decrease resulted primarily from the less favorable price movements and trading levels in the very small capitalization issues (the primary focus of PIC's investment banking and trading businesses) in the 2001 quarter compared to 2000, despite generally better market conditions in the 2001 period.  The Nasdaq Industrial Average fell 12.31 percent in the second quarter of 2000 but rose 23.28 percent in the second quarter of 2001.  Corporate finance revenues fell $932,243 in the second quarter of 2001 compared to the second quarter of 2000, to $612,302 from $1,544,545.  One transaction for $10.4 million was completed in the second quarter of 2001; two transactions were completed in the 2000 quarter, raising approximately $38 million for the issuers.  Corporate finance revenue is directly related to the amount of money raised in completed transactions.  Investment income rose from a loss of $5,352,843 in the second quarter of 2000 to a gain of $8,315,345 in the second quarter of 2001.  All investment income in the 2001 period was a net profit in investment securities unrelated to underwriter warrants.  Investment income in 2000 included $8,647,530 of gain from the sale of a previously exercised underwriter warrant, a loss in value of $809,269 from underwriter warrants that had not yet been exercised, and $13,191,105 of net loss in investment securities unrelated to underwriter warrants.  No underwriter warrants were exercised in either the 2000 or 2001 quarters. Trading income rose $48,811, or 8.4 percent, to $633,178 in the second quarter of 2001 from $584,367 in the comparable 2000 period.  This increase was primarily due to increased prices, volume and trading profits in one security.  Other Income declined $12,692, from $20,673 in the second quarter of 2000 to $7,981 in the 2001 quarter, due primarily to a decline in interest and dividend income.

             Total expenses rose $15,920 in the second quarter of 2001 from the comparable 2000 period, an increase of 0.4 percent, from $4,462,431 to $4,478,351.  Commissions and salaries fell $1,251, from $3,131,254 in the 2000 period to $3,130,003 in 2001.  This slight decrease, a much smaller decline than sales commission revenue, was primarily due to bonus and compensation arrangements related to investment and trading profits.  Underwriting expenses fell $216,992, or 57.4 percent, from $378,266 in the 2000 quarter to $161,274 in the second quarter of 2001.  Two transactions were completed in the 2000 period, while one transaction was completed in 2001.  Rent, telephone and quote expenses increased from $210,863 in the 2000 period to $254,862 in 2001, an increase of 20.9 percent, primarily due to expenses related to improvements in quotation systems in the 2001 quarter.  The aggregate of all other expenses rose 25.6 percent, from $742,048 in the second quarter of 2000 to $932,212 in the second quarter of 2001, primarily due to increased accrual for PIC's profit sharing.

             The Company had a pretax profit of $7,114,371 in the second quarter of 2001 compared to a pretax loss of $3,972,043 in the comparable 2000 period, primarily due to the increase in investment income offsetting declines in sales commission and corporate finance revenues. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

             The Company also accrued $2,846,730 in income taxes for the second quarter of 2001, compared to an estimated tax benefit for income taxes in the second quarter of 2000 of $1,588,000.

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

             PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC's trading accounts.  As of June 30, 2001, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

             Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities.  These warrants are reflected on the balance sheet of PIC and the Company at their estimated fair value, with estimated discounts for lack of marketability.  While the warrants and the securities issuable upon exercise of the warrants are not immediately saleable, PIC receives the right to require the issuer to register the underlying securities for resale to the public.  Profits, if any, from the warrants are recognized based upon the difference between the market price and the exercise price less discounts, if any, for trading volume, the remaining warrant exercise period and other factors.  Further profits or losses are subsequently realized when the underlying securities are sold.  Profits and losses recognized from the warrants are recorded as "Investment Income."  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At June 30, 2001, PIC owned 25 underwriter warrants (from 23 issuers), of which 21 were currently exercisable; three had an exercise price below the current market price of the securities receivable upon exercise. The value of the firm's underwriter warrants depends on the prices of the underlying securities. (A warrant with an exercise price above the market price for the underlying security is valued at zero. If the exercise price is below the market price, the value is the amount of the aggregate spread, discounted for lack of liquidity.) These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. As of June 30, 2001, the Company placed no value on PIC's underwriter warrants that had an exercise price below the current market price of the securities issuable upon exercise. This estimate includes estimates by the Company of discounts for lack of marketability, risk of failure of the issuer to register the securities for resale and other possible difficulties that may prevent the Company from realizing the value of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company's estimate of their value can be expected in the future.

             In the six months ended June 30, 2001, $1,377,637 of net cash was used in operating activities of the Company.  The major adjustments to reconcile this result to the Company's net earnings of $3,477,543 include unrealized appreciation on investment securities of $4,287,027, a decrease in income taxes payable of $3,606,438, a realized gain on investment securities of $3,173,752  and an increase in trading securities of $1,129,878 more than offsetting a decrease in receivables of $2,545,760, a decrease in deferred income taxes of $2,520,000, an increase in accounts payable and accrued liabilities of $1,436,305 and  a decrease in prepaid and deferred expenses of $637,862.  In the period, $2,176,016 of net cash was provided by the Company’s investing activities, the result of $21,310,980 in proceeds from the sale of investment securities more than offsetting the purchase of $19,118,044 of investment securities and $16,920 of additions to furniture and equipment.  $774,085 in cash was used in financing activities by the Company in the six months, the result of payments to retire common stock.  See "Financial Statements — Consolidated Statements of Cash Flows."

             As a securities broker–dealer, the Company's wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards.  At June 30, 2001, the Company had no material commitments for capital expenditures.

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
                           None

Item 3. Defaults upon Senior Securities.
                           None

Item 4. Submission of Matters to a Vote of Security Holders.

             The Company held its annual meeting on June 12, 2001.  The six Company directors (Chester L.F. Paulson, Jacqueline M. Paulson, Glen Davis, Shannon P. Pratt, Paul Shoen and John Westergaard) were elected for additional one year terms.  For each director 3,138,253 shares were voted for and 4,000 shares abstained.

Item 5. Other Information.
                           None

Item 6. Exhibits and Reports on Form 8-K

Exhibits - None

No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date:	August 7, 2001	By:	/s/ CHESTER L.F. PAULSON

Chester L.F. Paulson
President

Date:	August 8, 2001	By:	/s/ CAROL RICE

Carol Rice
Principal Accounting Officer

EXHIBIT INDEX

None