Form 10QSB
period 2001-09-30
PAULSON CAPITAL CORP
filed 2001-12-12
CIK 704159

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2001

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

Yes /x/    No / /

Number of shares outstanding of each of the issuer's classes of common stock, as of December 7, 2001

Common stock, no par value—3,163,062 shares

Transitional Small Business Disclosure Format: Yes / / No /x/

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(unaudited)

	9/30/01	12/31/00 (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,581	$104,309
Receivable from clearing organizations	5,021,208	8,878,083 8,878,083
Notes and other receivables	1,191,993	1,247,520
Trading securities, at market value	1,731,028	1,305,989
Investment securities, at market value	17,094,371	13,063,135
Underwriter warrants, at estimated fair value	4,178,045	2,702,000
Prepaid and deferred expenses	261,758	865,986
Income tax receivable	1,099,254	—
Deferred income taxes	986,999	4,262,000

Total current assets	31,612,237	32,429,022

Note Receivable	109,116	103,551

Furniture and Equipment, net	382,049	509,676

Investment in Real Estate	169,900	169,900

Total Assets	$32,273,302	$33,212,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET—CONTINUED
(unaudited)

	9/30/01	12/31/00 (restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$224,409	$194,399
Payable to broker-dealers and clearing organizations	1,939,829	828,859
Compensation, employee benefits and payroll taxes	1,262,570	1,037,465
Securities sold, not yet purchased	147,587	31,496
Income taxes payable	—	3,896,000

Total current liabilities	3,574,395	5,988,219

Deferred income taxes	39,100	39,100
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,167,566 and 3,367,366, respectively	1,063,509	1,080,011
Retained earnings	27,596,298	26,104,819

Total shareholders' equity	28,659,807	27,184,830

	$32,273,302	$33,212,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended
September 30, 2001 and restated September 30, 2000
(unaudited)

	Three months ended		Nine months ended
	9/30/01	9/30/00 (restated)	9/30/01	9/30/00 (restated)
Revenues
Commissions	$1,761,495	$2,703,002	$5,717,312	$12,745,083
Corporate finance	827,164	1,827,650	3,872,222	5,288,939
Investment income	(3,749,934)	(5,399,201)	4,402,471	5,947,379
Trading income (loss)	(381,605)	452,519	467,550	1,868,543
Interest and dividends	11,926	23,771	30,419	63,858
Other	196	823	1,221	4,127

	(1,530,758)	(391,436)	14,491,195	25,917,929
Expenses
Commissions and salaries	1,776,680	2,946,141	6,923,572	14,096,971
Underwriting expenses	108,399	147,246	487,070	530,434
Rent, telephone and quotation services	222,546	232,013	732,512	731,541
Interest expense	486	6	41,285	36
Professional fees	180,055	45,614	301,589	227,958
Bad debt expense	30,000	30,000	90,000	90,155
Travel and entertainment	36,895	67,688	181,803	172,138
Settlements	26,000	10,618	33,000	64,205
Other	404,264	367,006	1,465,904	2,193,218

	2,785,325	3,846,332	10,256,735	18,106,656

Earnings (loss) before income taxes	(4,316,083)	(4,237,768)	4,234,460	7,811,273

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended
September 30, 2001 and restated September 30, 2000
(unaudited)
(continued)

	Three months ended		Nine months ended
	9/30/01	9/30/00 (restated)	9/30/01	9/30/00 (restated)
Provision for income taxes
Current	(1,381,000)	5,257,500	(1,581,000)	8,542,500
Deferred	(301,000)	(6,902,500)	3,275,000	(5,380,500)

Net Earnings (Loss)	$(2,634,083)	$(2,592,768)	$2,540,460	$4,649,273

Earnings (loss) per share, basic and diluted	$(0.82)	$(0.75)	$0.78	$1.33

Weighted average number of shares outstanding, basic	3,202,080	3,450,873	3,257,945	3,503,343
Weighted average number of shares outstanding, diluted	3,202,080	3,450,873	3,260,395	3,505,505

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three year period ended December 31, 2000 (restated)
and the nine months ended September 30, 2001 (unaudited)

	Common Stock
			Retained Earnings
	Shares	Amount
Balance at December 31, 1997, as restated	3,970,536	$794,416	$26,344,322
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	—
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net earnings (loss) for the year, as restated	—	—	(3,355,640)

Balance at December 31, 1998, as restated	3,796,852	775,323	22,537,359
Issuance of common stock in lieu of directors' cash compensation	1,783	8,500	—
Redemption of common stock	(257,400)	(51,480)	(1,065,332)
Net earnings (loss) for the year, as restated	—	—	8,916,236

Balance at December 31, 1999, as restated	3,541,235	732,343	30,388,263
Stock option grants	—	317,750
Stock options exercised	16,000	71,000	—
Redemption of common stock	(189,869)	(41,082)	(1,235,230)
Net earnings (loss) for the year, as restated	—	—	(3,048,214)

Balance at December 31, 2000, as restated	3,367,366	1,080,011	26,104,819
Stock options exercised	7,000	31,063	—
Redemption of common stock	(206,800)	(47,565)	(1,048,981)
Net earnings (loss) for year to date	—	—	2,540,460

Balance at September 30, 2001	3,167,566	$1,063,509	$27,596,298

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine month periods ended September 30, 2001 and restated September 30, 2000

	9/30/01	9/30/00
		(restated)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net earnings (loss)	$2,540,460	$4,649,273
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Unrealized (appreciation) depreciation on investment securities	(8,175,742)	4,781,065
Realized (gain) loss on investment securities	1,250,081	(13,525,444)
Depreciation and amortization	149,219	133,464
Deferred income taxes	3,275,001	(5,380,500)
Stock option grant	—	317,750
Change in assets and liabilities
Receivables	3,906,837	(7,387,392)
Trading securities	(425,039)	(1,001,036)
Refundable income taxes	(1,099,254)	—
Prepaid and deferred expenses	604,228	400,147
Accounts payable and accrued liabilities	1,366,085	(1,688,361)
Securities sold, not yet purchased	116,091	56,453
Income taxes payable	(3,896,000)	1,122,536

Net cash provided by (used in) operating activities	(388,033)	(17,522,045)

Cash flows from investing activities
Purchases of investment securities	(26,755,958)	(99,454,264)
Proceeds from sale of investment securities	28,174,338	117,892,249
Additions to furniture and equipment	(21,592)	(135,046)
Proceeds from sale of furniture and equipment	—	—

Net cash provided by (used in) investing activities	1,396,788	18,302,939

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	9/30/01	9/30/00
		(restated)
Cash flows from financing activities
Proceeds from exercise of stock options	31,063	31,062
Payments to retire common stock	(1,096,546)	(754,626)
Decrease in bank overdraft payable	—	—

Net cash provided by (used in) financing activities	(1,065,483)	(723,564)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,728)	57,330
Cash and cash equivalents at beginning of period	104,309	48,210

Cash and cash equivalents at end of period	$47,581	$105,540

Cash paid during the three months for
Interest	$41,285	$6

Income taxes	$7,816	$4,044,914

The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring accruals) necessary to state fairly the information shown therein. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2.  Securities Owned

    Any losses from the disposition of securities are reflected in trading revenues on the income statement for the period.

3.  Restatement

    During the fourth quarter of 2001, we changed our method of accounting for underwriter warrants. Previously we carried these securities at their estimated fair value, based solely on intrinsic value, once the restriction periods has lapsed. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value, using the Black-Scholes Option Pricing Model, as soon as the securities are received. Accordingly, the financial statements for previous periods have been restated to correct these errors in previously issued financial statements that were not in compliance with existing accounting principles generally accepted in the United States.

4.  Commitments and Contingencies

    In October 1998, Russell W. Cummings, a former PIC customer, filed a lawsuit in California state court asserting claims against PIC and a former PIC registered representative alleging violations of the California Consumers Legal Remedies Act, fraud, negligent misrepresentation, breach of contract, tortious breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence. Prior to filing the complaint, plaintiff demanded payment of $250,000. The complaint sought damages in excess of $100,000 in connection with options and short sales transactions beginning in 1996. Plaintiff had agreed to arbitrate the matter before the NASD but never did so. In July 2000, the California state court dismissed the case. The claimant has now filed a request with the state court to reinstate the case, claiming that his attorney died and that he was never informed that the case was to be dismissed. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if it is reinstated. This matter is scheduled for arbitration before the NASD on March 7-8, 2002, in Los Angeles, California.

    In August 2000, Patricia Staples, a former PIC customer, filed an NASD arbitration claim against PIC and one of its registered representatives alleging that PIC and its registered representative made certain misrepresentations and committed violations of law. Claimant is seeking $100,000 in compensatory and punitive damages. PIC has filed an answer denying any liability. The matter was arbitrated in Philadelphia on November 8, 2001.

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

    In May 2001, PIC received notice that Eugene V. Doty, a former PIC customer, made a complaint about the handling of his account at PIC. Mr. Doty alleges that his account was traded excessively but has not identified what amount, if any, he seeks from PIC or its former broker. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration is filed.

    On November 7, 2001, we were named as defendants in a lawsuit filed by Spirit Partners, L.P. and Tech-Trade Capital LLC. The lawsuit was filed in the Supreme Court of the State of New York for the County of New York. The lawsuit alleges that PIC committed fraud and was unjustly enriched in connection with the redemption of warrants issued in the initial public offering of audiohighway.com, for which PIC served as underwriter. According to plaintiffs, the warrant agreement and prospectus contain different provisions governing the redemption of the warrants. This allegedly occurred because the redemption provisions were changed during the registration process, and the warrant agreement was not amended to reflect the change in provisions. Audiohighway.com's redemption was proper under the terms of the prospectus, which contains the updated redemption provisions and allowed the issuer to redeem when the closing bid price of the common stock was at least $13.50 for 10 calendar days. Plaintiffs allege that the redemption was improper under the terms of the warrant agreement, which they allege contains the original redemption provisions and allows the issuer to redeem when the closing bid price of the common stock exceeded $13.50 for 20 consecutive trading days. Plaintiffs also allege that counsel for audiohighway.com and PIC fraudulently concealed the alleged discrepancy between the prospectus and warrant agreement by amending the warrant agreement to be consistent with the prospectus. Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages. The lawsuit is in a very early stage and we have not yet responded to the claims or conducted discovery. However, we believe we have meritorious defenses to these claims and intend to defend the case vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

  Overview

    Substantially all of our business consists of the securities brokerage and investment banking activities of our wholly owned subsidiary, Paulson Investment Company, Inc., or PIC. PIC has operations in four principal categories, all of them in the financial services industry. These categories are:

  •
  securities brokerage activities for which PIC earns commission revenues;

  •
  securities trading from which PIC records profit or loss, depending on trading results;

  •
  corporate finance revenues consisting principally of underwriting discounts and other compensation from investment banking activities; and

  •
  investment income resulting from earnings on, and increases or decreases in the value of, PIC's investment portfolio.

    Because we operate in the financial services industry, our revenues and earnings are substantially affected by conditions in financial markets generally. In our securities brokerage and corporate finance businesses, the amount of our revenues depends substantially on levels of market activity requiring the services we provide. For example, our investment banking activity, which consists primarily of acting as managing or participating underwriter of initial and follow-on public offerings for smaller companies, depends on the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and investment banking revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

    Our investment income or loss and, to a lesser extent, our trading income or loss is affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has in recent years been extreme. The results of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss from these operations and substantial increases or decreases in our net worth as our securities holdings are marked to market.

    A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies. As a part of our underwriter compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public. The warrants are not exercisable for the first year after the offering in which they are earned and are thereafter exercisable for four years, after which they expire. The exercise price is typically 120% of the price at which we initially sold the securities to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain "under water" and will ultimately expire unexercised.

    Under Statement of Financial Accounting Standards No. 133, as amended by SFAS 137 and 138, we are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. The warrants described above are derivative securities for the purpose of SFAS 133. Accordingly, the aggregate estimated value of our warrants as of the date of any balance sheet is recorded as an asset on that balance sheet. When a new warrant is earned as a result of our investment banking activity, its estimated value is included in corporate finance revenue for the period in which it is earned. In subsequent periods, any change in estimated value is recorded as investment income or loss for the period. If, and when, a warrant is exercised the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If the warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

    In order to comply with SFAS 133, we have changed our method of estimating the value of our underwriter warrants from the "intrinsic value' method to the Black-Scholes Option Pricing Model. We have stated our financial results for the period ending September 30, 2001 and restated our financial results for the nine months ending September 30, 2001 using this new model. The model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company's warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their volatility factor is almost entirely based on historical prices. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

    As a result of the factors described above, our revenues and earnings are subject to substantial fluctuation from period to period based on circumstances many of which are beyond our control. An increase in financial market activity generally, and/or an increase in equity valuations generally, will normally result in increases in revenue, earnings and net worth as our activity levels and the value of our investment portfolio increase. Conversely, a general market retrenchment will typically lead to decreased revenue, earnings and net worth as a result both of decreased activity and the need to adjust high investment portfolio values to lower levels. Accordingly, results for any historical period are not necessarily indicative of similar results for any future period.

Results of Operations

    Our revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where our investment account, trading inventory positions and underwriter warrants are heavily concentrated. Significant fluctuations can occur in our revenues and operating results from one period to another. Our financial results depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of our previous underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. In the table below, "Trading Income" is the net gain or loss from trading positions before commissions paid to the representatives in the trading department.

Summary of Changes in Major Categories
of Revenues and Expenses

	Quarter Ended Sept. 30 2001 vs. (restated) 2000		Nine Months Ended Sept. 30 2001 vs. (restated) 2000
Revenues:
Sales Commissions	$(941,507)	(34.8%)	$(7,027,771)	(55.1%)
Corporate Finance	(1,000,486)	(54.7%)	(1,416,717)	(26.8%)
Investment Income	1,649,267	30.6%	(1,544,908)	(26.0%)
Trading Income	(834,124)	N/A	(1,400,993)	(75.0%)
Interest and Dividends	(11,845)	(49.8%)	(33,439)	(52.4%)
Other	(627)	(76.2%)	(2,906)	(70.4%)

Total	(1,139,322)	(291.1%)	(11,426,734)	(44.1%)
Expenses:
Commissions and Salaries	(1,169,461)	(39.7%)	(7,173,399)	(51.0%)
Underwriting Expenses	(38,847)	(26.4%)	(43,364)	(8.2%)
Rent, Telephone and Quotes	(9,467)	(4.1%)	971	(0.1%)
Other	156,768	30.1%	(634,129)	(23.1%)

Total	$(1,061,007)	(27.6%)	$(7,849,921)	(43.4%)
Pretax Income	$(78,315)	(1.9%)	$(3,576,813)	(45.8%)

    Total revenue for the third quarter of 2001 fell 291.1% from restated revenue for the third quarter of 2000, to $(1,530,758) from $(391,436). Total revenues for both periods were negative due primarily to substantial investment losses. As shown in the table above, sales commissions fell $941,507, or 34.8% percent, to $1,761,495 in the third quarter of 2001 from $2,703,002 in the comparable 2000 period. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization issues in the 2001 quarter, compared to more favorable levels in 2000. Corporate finance revenues decreased 54.7% percent, or $1,000,486, in the third quarter of 2001 compared to the third quarter of 2000. One corporate finance transaction totaling $12.7 million was completed in the third quarter of 2001 compared to two transactions totaling $25.2 million in the third quarter of 2000. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income increased by $1,649,267, from a restated loss of $5,399,201 in the third quarter of 2000 to a loss of $3,749,934 in 2001. Investment income included no gains or losses from the sale of previously exercised underwriter warrants, a decrease of $1,276,955 in value from underwriter warrants that had not yet been exercised, and $2,926,222 gain in investment securities unrelated to underwriter warrants. There were no underwriter warrants exercised in either the 2000 or 2001 quarters. Trading income decreased $834,124, from trading income of $452,519 in the 2000 quarter to a trading loss of $381,605 in the third quarter of 2001. The loss was primarily due to price decreases in the quarter in issues for which PIC had acted as the managing underwriter in corporate finance transactions.

    Total expenses decreased $1,061,007 in the third quarter of 2001 from the comparable 2000 period, a decrease of 27.6 percent, to $2,785,325 from $3,846,332. Commissions and salaries decreased $1,169,461, or 39.7 percent, to $1,776,680 in the 2001 quarter from $2,946,141 for the same period in 2000. This decrease was primarily because of the lower commission revenues. Underwriting expenses fell by $38,847, or 26.4 percent, and rent, telephone and quote expenses fell 4.1% in the 2001 period. Other expenses increased 30.1 percent, or $156,768, to $404,262 in the third quarter of 2001 from $367,006 in the third quarter of 2000. The largest factor in this increase was a $134,441 increase in professional fees.

    The Company had a restated pretax loss of $4,237,768 in the third quarter of 2000 compared to a pretax loss of $4,316,083 in the third quarter of 2001. The biggest factors in this decline were decreases in trading income, corporate finance revenue, and sales commissions that were not completely offset by an increase in investment income during the third quarter of 2001. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

    The Company also recorded an estimated tax benefit of $1,682,000 in the third quarter of 2001, compared to an estimated tax benefit in the third quarter of 2000 of $1,645,000. Independent of investment income, the Company would have had a loss before income taxes in the 2001 quarter of $566,149 and a profit before income taxes in the restated 2000 quarter of $1,161,433.

Liquidity and Capital Resources

    With the exception of warrants earned in connection with our underwriting activities, the majority of our assets are cash and assets readily convertible to cash. Our securities inventory is stated at market value in the case of securities with a readily ascertainable market value and at estimated market value in the case of securities having no readily ascertainable market value. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market. Since many of the securities that we hold are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of our trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall increase in prices for the OTC securities traded by PIC in early 2000 was combined with a general increase in the liquidity of the markets for these securities. The decline in prices for the OTC securities traded by PIC to date in 2001 and late 2000 was combined with a general decrease in the liquidity of the markets for these securities. PIC's investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

    The recorded value of our underwriter's warrants is typically not readily realizable, either because the warrants are not currently exercisable or because their exercise price is more than the price that we could realize if we exercised the warrant and sold the underlying securities. There is no public market for our underwriter warrants and the warrants themselves are transferable only under very limited circumstances. Accordingly, their value cannot be realized by selling the underwriter warrants themselves. Underwriter's warrants exercisable to purchase securities having a value in excess of the exercise price are liquid, subject to restrictions on liquidity applicable to OTC securities generally and discussed in the foregoing paragraph. The securities issuable on exercise of our underwriter's warrants are registered under the Securities Act of 1933, as amended, and, in some cases, may also be resold under an exemption from registration. Accordingly, there is no legal impediment to liquidity with respect to these securities, except during the first year following a company's public offering, as described above.

    We borrow money from our clearing firm in the ordinary course of our business, pursuant to an understanding under which the clearing firm agrees to finance our trading accounts. As of September 30, 2001, no net loans were outstanding pursuant to this arrangement. We are generally able to meet our compensation and other obligations out of current liquid assets.

    In the nine months ended September 30, 2001, $388,033 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net earnings of $2,540,460 include unrealized appreciation on investment securities of $8,175,742, a decrease in income taxes payable of $3,896,000, an increase in trading securities of $425,039 and an increase in income taxes receivable of $1,099,254 more than offsetting a realized loss on investment securities of $1,250,081, a decrease in deferred taxes of $3,275,001, a decrease of accounts receivable of $3,906,837 and an increase in accounts payable of $1,366,085. For the nine months, $1,396,788 of net cash was provided to the Company by investing activities, the result of $28,174,338 in proceeds from the sale of investment securities more than offsetting the purchase of $26,755,958 of investment securities and $21,592 of additions to furniture and equipment. Net cash of $1,065,483 was used in financing activities in the nine months, with payments to retire common stock of $1,096,546 more than offsetting $31,063 proceeds from the exercise of stock options.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

    See Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1.

Item 2. Changes in Securities.

    None

Item 3. Defaults upon Senior Securities.

    None

    0Item 4. Submission of Matters to a Vote of Security Holders.

    None

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.
Date: December 11, 2001	By:	/s/ CHESTER L.F. PAULSON Chester L.F. Paulson President
Date: December 11, 2001	By:	/s/ CAROL RICE Carol Rice Principal Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET (unaudited)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET—CONTINUED (unaudited)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three and nine month periods ended September 30, 2001 and restated September 30, 2000 (unaudited)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three and nine month periods ended September 30, 2001 and restated September 30, 2000 (unaudited) (continued)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For the three year period ended December 31, 2000 (restated) and the nine months ended September 30, 2001 (unaudited)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the nine month periods ended September 30, 2001 and restated September 30, 2000
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Summary of Changes in Major Categories of Revenues and Expenses
PART II OTHER INFORMATION
SIGNATURES