Form 10QSB/A
period 2001-03-31
PAULSON CAPITAL CORP
filed 2001-12-13
CIK 704159

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

	3/31/01	12/31/00
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,940	$104,309
Receivable from clearing organization	4,175,585	8,878,083
Notes and other receivables	813,884	1,247,520
Trading securities, at market value	1,103,954	1,305,989
Investment securities, at market value	13,828,651	13,063,135
Underwriter warrants, at estimated fair Value	2,986,000	2,702,000
Prepaid and deferred expenses	273,292	865,986
Deferred income taxes	4,153,000	4,262,000

Total Current Assets	27,462,306	32,429,022

NOTE RECEIVABLE	105,374	103,551

FURNITURE AND EQUIPMENT, net	467,611	509,676

INVESTMENT IN REAL ESTATE	169,900	169,900

	$28,205,191	$33,212,149

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$185,827	$194,399
Payable to clearing organization	713,122	828,859
Compensation, employee benefits and payroll taxes	370,658	1,037,465
Securities sold, not yet purchased, at market value	93,749	31,496
Income taxes payable	719,251	3,896,000

Total current liabilities	2,082,607	5,988,219

Deferred income taxes	39,100	39,100
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,276,866 at 3-31-01 and 3,367,366 at 12-31-00	1,059,196	1,080,011
Retained earnings	25,024,288	26,104,819

Total shareholders' equity	26,083,484	27,184,830

	$28,205,191	$33,212,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three month periods ended March 31, 2001
and March 31, 2000 (unaudited) (restated)

	3/31/01	3/31/00
	(restated)	(restated)
Revenues
Commissions	$1,931,901	$6,348,435
Corporate finance	1,588,482	1,131,744
Investment income	(1,787,666)	21,653,153
Trading income	215,977	831,657
Interest and dividends	10,864	20,024
Other	673	2,694

	1,960,231	29,987,707

Expenses
Commissions and salaries	2,016,889	8,019,576
Underwriting expenses	217,397	4,922
Rent, telephone and quotation services	255,104	288,665
Interest expense	3	—
Professional fees	71,599	99,920
Bad debt expense	30,000	30,155
Travel and entertainment	62,201	52,579
Settlements	1,050	20,000
Other	338,816	1,282,076

	2,993,059	9,797,893

Earnings (loss) before income taxes	(1,032,828)	20,189,814
Provision for income taxes
Current	(526,730)	4,128,000
Deferred	109,000	3,866,000

Net Earnings (Loss)	$(615,098)	$12,195,814

Earnings (loss) per share, Basic and Diluted	$(0.18)	$3.44

Weighted Average number of shares Outstanding, basic	3,325,833	3,541,235
Weighted Average number of shares Outstanding, diluted	3,328,349	N/A

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the three year period ended December 31, 2000
and the three months ended March 31, 2001 (unaudited) (restated)

	Common Stock
			Retained Earnings
	Shares	Amount
Balance at December 31, 1997, as restated	3,970,536	794,416	$26,344,322
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	—
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net loss for the year, as restated	—	—	(3,355,640)

Balance at December 31, 1998, as restated	3,796,852	775,323	22,537,359
Issuance of common stock in lieu of directors' cash compensation	1,783	8,500	—
Redemption of common stock	(257,400)	(51,480)	(1,065,332)
Net earnings for the year, as restated	—	—	8,916,236

Balance at December 31, 1999, as restated	3,541,235	732,343	30,388,263
Stock option grants	—	317,750	—
Stock options exercised	16,000	71,000	—
Redemption of common stock	(189,869)	(41,082)	(1,235,230)
Net earnings for the year, as restated	—	—	(3,048,214)

Balance at December 31, 2000, as restated	3,367,366	1,080,011	26,104,819
Redemption of common stock	(90,500)	(20,815)	(465,433)
Net loss for year to date, as restated	—	—	(615,098)

Balance at March 31, 2001, as restated	3,276,866	$1,059,196	$25,024,288

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (restated)

for the three month periods ended March 31, 2001 and March 31, 2000

	3/31/01	3/31/00
	(restated)	(restated)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net earnings (loss)	$(615,098)	$12,195,814
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Unrealized (appreciation) depreciation on investment securities	1,423,537	(10,124,690)
Realized gain on investment securities	(852,971)	(12,644,464)
Depreciation and amortization	50,602	42,222
Deferred income taxes	109,000	3,866,000
Change in assets and liabilities
Receivables	5,134,311	(17,370,838)
Trading securities	202,035	(868,172)
Prepaid and deferred expenses	592,694	83,159
Accounts payable and accrued liabilities	(791,115)	8,691,604
Securities sold, not yet purchased	62,253	(470)
Income taxes payable	(3,176,749)	3,349,600

Net cash provided by (used in) operating activities	2,138,499	(12,780,235)

Cash flows from investing activities
Purchases of investment securities	(10,890,701)	(46,977,794)
Proceeds from sale of investment securities	9,270,619	60,022,869
Additions to furniture and equipment	(8,538)	(51,471)
Proceeds from sale of furniture and equipment	—	—

Net cash provided by (used in) investing activities	$(1,628,620)	$12,993,604

Cash flows from financing activities
Proceeds from exercise of stock options	—	—
Payments to retire common stock	(486,248)	—
Decrease in bank overdraft payable	—	—

Net cash provided by (used in) financing activities	(486,248)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,631	213,369
Cash and cash equivalents at beginning of period	104,309	48,210

Cash and cash equivalents at March 31	$127,940	$261,579

Cash paid during the three months for
Interest	$3	$—

Income taxes	$2,650,019	$778,400

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

3. Restatement

    During the fourth quarter of 2001, we changed our method of accounting for underwriter warrants. Previously we carried these securities at their estimated fair value, based solely on intrinsic value, once the restriction periods has lapsed. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value, using the Black-Scholes Option Pricing Model, as soon as the securities are received. Accordingly, the financial statements for previous periods have been restated to correct these errors in previously issued financial statements that were not in compliance with existing accounting principles generally accepted in the United States. The effect of this restatement for the three month periods ended March 31, 2001 and 2000 was to increase corporate finance revenue by $1,217,100 and $1,116,000, increase (decrease) investment income by $(933,100) and $3,889,730, increase earnings before income taxes by $284,000 and $5,005,730, increase income tax expense by $109,000 and $1,921,000, increase net earnings by $175,000 and $3,084,730, and increase earnings per share by $0.06 and $0.87.

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

    In order to comply with SFAS 133, we have changed our method of estimating the value of our underwriter warrants from the "intrinsic value' method to the Black-Scholes Option Pricing Model. We have restated our financial results for the three months ending March 31, 2001 using this new model. The model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company's warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their volatility factor is almost entirely based on historical prices. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

	Quarters Ended 3/31/01 vs. 3/31/00
Revenues:
Sales Commissions	$(4,416,534)	(69.6)%
Corporate Finance	456,738	40.4%
Investment Income	(23,440,819)	(108.3)%
Trading Income	(615,680)	(74.0)%
Other	(11,181)	(49.2)%

Total	$(28,027,476)	(93.5)%
Expenses:
Commissions and Salaries	$(6,002,687)	(74.9)%
Underwriting Expenses	212,475	4,316.8%
Rent, Telephone and Quotes	(33,561)	(11.6)%
Other	(981,061)	(66.1)%

Total	$(6,804,834)	(69.5)%
Pretax Income	$(21,222,642)	(105.1)%

    Total revenues for the first quarter of 2001 fell 93.5 percent from the first quarter of 2000, from $29,987,707 to $1,960,231. As shown in the table above, sales commissions fell $4,416,534, from $6,348,435 in the first quarter of 2000 to $1,931,901 in the comparable 2001 period. This decrease resulted primarily from the less favorable price movements and trading levels in the stock market, especially the market for the very small capitalization issues (the primary focus of PIC's investment banking and trading businesses) in the 2001 quarter compared to 2000. The Nasdaq Industrial Average rose 8.09 percent in the first quarter of 2000 but fell 17.05 percent in the first quarter of 2001. Corporate finance revenue rose to $1,588,482 for the first quarter of 2001, up 40.4 percent from $1,131,744 for the first quarter of 2000. One corporate finance transaction for $10 million was completed in the first quarter of 2001: no transactions were closed in the 2000 quarter. However, the corporate finance revenue for the first quarter of 2000 did reflect the value on the effective date (just prior to the end of the quarter) for underwriter warrants received on a transaction that did not settle until early in the second quarter of 2000. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income fell from $21,653,153 in the first quarter of 2000 to a loss of $1,787,666 in the first quarter of 2001. There were no underwriter warrant exercises in the 2001 quarter, while four were exercised in the first quarter of 2000. There was a small gain in underwriter warrant value, but this gain was more than offset by net losses in other investment securities in the first quarter of 2001. Trading income fell $615,680, or 74.0 percent, to $215,977 in the first quarter of 2001 from $831,657 in the comparable 2000 period. This decrease was also due to decreased prices and trading in the market for very small capitalization companies described above. Other income declined $11,181, from $22,718 in the first quarter of 2000 to $11,537 in the 2001 quarter, due primarily to a decline in interest and dividend income.

    Total expenses fell $6,804,834 in the first quarter of 2001 from the comparable 2000 period, a decrease of 69.5 percent, from $9,797,893 to $2,993,059. Commissions and salaries fell $6,002,687 or 74.9 percent, from $8,019,576 in the 2000 period to $2,016,889 in 2001. This decrease was primarily due to lower bonus and compensation arrangements related to reduced investment and trading profits and decreased commission revenues resulting in a lower level of commissions paid. (Higher percentage commission levels are generally paid to employee registered representatives at higher production levels.) Underwriting expenses rose $212,475, from $4,922 in the 2000 quarter to $217,397 in the first quarter of 2001. No transactions were completed in the 2000 period, while one transaction was completed in 2001. Rent, telephone and quote expenses decreased from $288,665 in the 2000 period to $255,104 in 2001, a decrease of 11.6 percent, primarily due to expenses related to improvements in quotation and phone systems in the 2000 quarter. The aggregate of all other expenses fell 66.1 percent, from $1,484,730 in the first quarter of 2000 to $503,669 in the first quarter of 2001, primarily due to decreased accrual for PIC's profit sharing.

    The Company had a pretax profit of $20,189,814 in the first quarter of 2000 compared to a pretax loss of $1,032,828 in the comparable 2001 period, primarily due to the decrease in investment income and, to a lesser extent, decreased sales commissions and trading income. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

    The Company also accrued $7,994,000 in income taxes for the first quarter of 2000, compared to an estimated tax benefit for income taxes in the first quarter of 2001 of $417,730. Independent of investment income, the Company would have had a pre-tax profit of $754,838 for the first quarter of 2001 and a pre-tax loss of $1,463,339 for the first quarter of 2000.

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

    Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter exercisable for four years, after which they expire. The exercise price is typically 120% of the price at which we initially sold the securities to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain "under water" and will ultimately expire unexercised. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 2001, PIC owned 24 underwriter warrants (from 23 issuers), of which 20 were currently exercisable; none had an exercise price below the current market price of the securities receivable upon exercise. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company's estimate of their value can be expected in the future.

    In the three months ended March 31, 2001, $2,138,499 of net cash was provided by operating activities of the Company. The major adjustments to reconcile this result to the Company's net loss of $615,098 include a decrease in receivables of $5,134,311, an unrealized depreciation in investment securities of $1,423,537, a decrease in trading securities of $202,035, and a decrease in pre-paid expenses of $592,694 more than offsetting a decrease in income taxes payable of $3,176,749, a realized gain on investment securities of $852,971, a decrease in accounts payable and accrued liabilities of $791,115. In the quarter, $1,628,620 of net cash was used by the Company in investing activities, the result of $9,270,619 in proceeds from the sale of investment securities being more than offset by the purchase of $10,890,701 of investment securities and $8,538 of additions to furniture and equipment. $486,248 in cash was used in financing activities by the Company in the quarter, the result of payments to retire common stock. See "Financial Statements—Consolidated Statements of Cash Flows."

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

Exhibits—None

No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.
Date:	December 7, 2001	By:	/s/ CHESTER L.F. PAULSON Chester L.F. Paulson President

EXHIBIT INDEX

    None

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (unaudited)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three month periods ended March 31, 2001 and March 31, 2000 (unaudited) (restated)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For the three year period ended December 31, 2000 and the three months ended March 31, 2001 (unaudited) (restated)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (restated) for the three month periods ended March 31, 2001 and March 31, 2000
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX