Form 10QSB/A
period 2001-06-30
PAULSON CAPITAL CORP
filed 2001-12-13
CIK 704159

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

Common stock, no par value—3,206,866 shares

Transitional Small Business Disclosure Format    Yes / /    No /x/

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	6/30/01	12/31/00
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,603	$104,309
Receivable from clearing organization	6,789,642	8,878,083
Notes and other receivables	786,528	1,247,520
Trading securities, at market value	2,435,867	1,305,989
Investment securities, at market value	18,330,977	13,063,135
Underwriter warrants, at estimated fair value	5,455,000	2,702,000
Prepaid and deferred expenses	228,124	865,986
Deferred income taxes	686,000	4,262,000

Total current assets	34,840,741	32,429,022

NOTE RECEIVABLE	107,229	103,551

FURNITURE AND EQUIPMENT, net	426,401	509,676

INVESTMENT IN REAL ESTATE	169,900	169,900

	$35,544,271	$33,212,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS—CONTINUED
(unaudited)

	6/30/01	12/31/00
	(restated)	(restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$245,445	$194,399
Payable to clearing organization	1,593,459	828,859
Compensation, employee benefits and payroll taxes	1,658,124	1,037,465
Securities sold, not yet purchased, at market value	133,293	31,496
Income taxes payable	289,562	3,896,000

Total current liabilities	3,919,883	5,988,219

Deferred income taxes	39,100	39,100
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,217,866 and 3,367,366, respectively	1,045,626	1,080,011
Retained earnings	30,539,662	26,104,819

Total shareholders' equity	31,585,288	27,184,830

	$35,544,271	$33,212,149

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended
June 30, 2001 and June 30, 2000 (unaudited) (restated)
(continued)

	Three months ended		Six months ended
	6/30/01	6/30/00	6/30/01	6/30/00
	(restated)	(restated)	(restated)	(restated)
Revenues
Commissions	$2,023,916	$3,693,646	$3,955,817	$10,042,081
Corporate finance	1,456,576	2,329,545	3,045,058	3,461,289
Investment income	9,940,071	(10,306,573)	8,152,405	11,346,580
Trading income	633,178	584,367	849,155	1,416,024
Interest and dividends	7,629	20,063	18,493	40,087
Other	352	610	1,025	3,304

	14,061,722	(3,678,342)	16,021,953	26,309,365

Expenses
Commissions and salaries	3,130,003	3,131,254	5,146,892	11,150,830
Underwriting expenses	161,274	378,266	378,671	383,188
Rent, telephone and quotation services	254,862	210,863	509,966	499,528
Interest expense	40,796	30	40,799	30
Professional fees	49,935	82,424	121,534	182,344
Bad debt expense	30,000	30,000	60,000	60,155
Travel and entertainment	82,707	51,871	144,908	104,450
Settlements	5,950	33,587	7,000	53,587
Other	722,824	544,136	1,061,640	1,826,212

	4,478,351	4,462,431	7,471,410	14,260,324

Earnings (loss) before income taxes	9,583,371	(8,140,773)	8,550,543	12,049,041

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended
June 30, 2001 and June 30, 2000 (unaudited) (restated)
(Continued)

	Three months ended		Six months ended
	6/30/01	6/30/00	6/30/01	6/30/00
	(restated)	(restated)	(restated)	(restated)
Provision for income taxes
Current	326,730	(843,000)	(200,000)	3,285,000
Deferred	3,467,000	(2,344,000)	3,576,000	1,522,000

Net Earnings (Loss)	$5,789,641	$(4,953,773)	$5,174,543	$7,242,041

Earnings (loss) per share, basic and diluted	$1.77	$(1.41)	$1.57	$2.06

Weighted average number of shares outstanding, basic	3,268,066	3,503,012	3,286,253	3,522,333
Weighted average number of shares outstanding, diluted	N/A	3,506,038	3,289,010	3,523,830

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three year period ended December 31, 2000
and the six months ended June 30, 2001 (unaudited) (restated)

	Common Stock
			Retained Earnings
	Shares	Amount
Balance at December 31, 1997, as restated	3,970,536	$794,416	$26,344,322
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	—
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net loss for the year, as restated	—	—	(3,355,640)

Balance at December 31, 1998, as restated	3,796,852	775,323	22,537,359
Issuance of common stock in lieu of directors' cash compensation	1,783	8,500	—
Redemption of common stock	(257,400)	(51,480)	(1,065,332)
Net earnings for the year, as restated	—	—	8,916,236

Balance at December 31, 1999, as restated	3,541,235	732,343	30,388,263
Stock option grants	—	317,750	—
Stock options exercised	16,000	71,000	—
Redemption of common stock	(189,869)	(41,082)	(1,235,230)
Net earnings for the year, as restated	—	—	(3,048,214)

Balance at December 31, 2000, as restated	3,367,366	1,080,011	26,104,819
Redemption of common stock	(149,500)	(34,385)	(739,700)
Net earnings for year to date, as restated	—	—	5,174,543

Balance at June 30, 2001, as restated	3,217,866	$1,045,626	$30,539,662

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (restated)
for the six month periods ended June 30, 2001 and June 30, 2000

	6/30/01	6/30/00
	(restated)	(restated)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net earnings (loss)	$5,174,543	$7,242,041
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Unrealized (appreciation) depreciation on investment securities	(7,040,027)	(2,684,113)
Realized gain on investment securities	(3,173,752)	(10,563,467)
Depreciation and amortization	100,191	86,706
Deferred income taxes	3,576,000	(3,320,500)
Stock option grant	—	317,750
Change in assets and liabilities
Receivables	2,545,760	(7,779,516)
Trading securities	(1,129,878)	(1,750,103)
Prepaid and deferred expenses	637,862	496,400
Accounts payable and accrued liabilities	1,436,305	(211,613)
Securities sold, not yet purchased	101,797	882,012
Income taxes payable	(3,606,438)	4,752,450

Net cash provided by (used in) operating activities	(1,377,637)	(12,531,953)

Cash flows from investing activities
Purchases of investment securities	(19,118,044)	(81,491,868)
Proceeds from sale of investment securities	21,310,980	94,666,959
Additions to furniture and equipment	(16,920)	(100,894)
Proceeds from sale of furniture and equipment	—	—

Net cash provided by (used in) investing activities	$2,176,016	$13,074,197

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)—CONTINUED

	6/30/01	6/30/00
Cash flows from financing activities
Proceeds from exercise of stock options	—	—
Payments to retire common stock	(774,085)	(480,106)

Net cash provided by (used in) financing activities	(774,085)	(480,106)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,294	62,138
Cash and cash equivalents at beginning of period	104,309	48,210

Cash and cash equivalents at June 30	$128,603	$110,348

Cash paid during the three months for
Interest	$40,796	$30

Income taxes	$2,596,650	$756,419

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

3.
Restatement

    During the fourth quarter of 2001, we changed our method of accounting for underwriter warrants. Previously we carried these securities at their estimated fair value, based solely on intrinsic value, once the restriction periods has lapsed. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value, using the Black-Scholes Option Pricing Model, as soon as the securities are received. Accordingly, the financial statements for previous periods have been restated to correct these errors in previously issued financial statements that were not in compliance with existing accounting principles generally accepted in the United States. The effect of this restatement for the three and six month periods ended June 30, 2001 and 2000 was to increase corporate finance revenue by $844,274, $2,061,374, $785,000 and $1,901,000, increase (decrease) investment income by $1,624,726, $691,626, $(4,953,730) and $(1,064,000), increase (decrease) earnings before income taxes by $2,469,000, $2,753,000, $(4,168,730) and $837,000, increase (decrease) income tax expense by $947,000, $1,056,000, $(1,599,000) and $322,000, increase (decrease) net earnings by $1,522,000, $1,697,000, $(2,569,730) and $515,000, and increase (decrease) earnings per share by $0.46, $0.51, $(0.73) and $0.15.

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

    In order to comply with SFAS 133, we have changed our method of estimating the value of our underwriter warrants from the "intrinsic value' method to the Black-Scholes Option Pricing Model. We have restated our financial results for the six months ending June 30, 2001 using this new model. The model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company's warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their volatility factor is almost entirely based on historical prices. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

	Quarter Ended June 30 2001 vs. 2000		Six Months Ended June 30 2001 vs. 2000
Revenues:
Sales Commissions	$(1,669,730)	(45.2%)	$(6,086,264)	(60.6%)
Corporate Finance	(872,969)	(37.5%)	(416,231)	(12.0%)
Investment Income	20,246,644	N/A	(3,194,175)	(28.2%)
Trading Income	48,811	8.4%	(566,869)	(40.0%)
Other	(12,692)	(61.4%)	(23,873)	(55.0%)

Total	$17,740,064	N/A	$(10,287,412)	(39.1%)
Expenses:
Commissions and Salaries	$(1,251)	(0.0%)	$(6,003,938)	(53.8%)
Underwriting Expenses	(216,992)	(57.4%)	(4,517)	(1.2%)
Rent, Telephone and Quotes	43,999	20.9%	10,438	2.1%
Other	190,164	25.6%	(790,897)	(35.5%)

Total	$15,920	0.4%	$(6,788,914)	(47.6%)
Pretax Income	$17,724,144	N/A	$(3,498,498)	(29.0%)

    Total revenues for the second quarter of 2001 increased $17,740,064 from the second quarter of 2000 to $14,061,722. As shown in the table above, sales commissions fell $1,669,730, or 45.2% percent, from $3,693,646 in the second quarter of 2000 to $2,023,916 in the comparable 2001 period. This decrease resulted primarily from the less favorable price movements and trading levels in the very small capitalization issues (the primary focus of PIC's investment banking and trading businesses) in the 2001 quarter compared to 2000, despite generally better market conditions in the 2001 period. The Nasdaq Industrial Average fell 12.31 percent in the second quarter of 2000 but rose 23.28 percent in the second quarter of 2001. Corporate finance revenue fell $872,969 in the second quarter of 2001 compared to the second quarter of 2000, to $1,456,576 from $2,329,545. One transaction for $10.4 million was completed in the second quarter of 2001; two transactions were completed in the 2000 quarter, raising approximately $38 million for the issuers. Corporate finance revenue is directly related to the amount of money raised in completed transactions. Investment income increased from a loss of $10,306,573 in the second quarter of 2000 to a gain of $9,940,071 in the second quarter of 2001. $2,469,000 of investment income in the 2001 period was an increase in the estimated fair value of underwriter warrants and $7,471,071 from investment securities unrelated to underwriter warrants. Investment income in 2000 included $8,647,530 of gain from the sale of a previously exercised underwriter warrant, a loss in value of $5,762,998 from underwriter warrants that had not yet been exercised, and $13,191,105 of net loss in investment securities unrelated to underwriter warrants. No underwriter warrants were exercised in either the 2000 or 2001 quarters. Trading income rose $48,811, or 8.4 percent, to $633,178 in the second quarter of 2001 from $584,367 in the comparable 2000 period. This increase was primarily due to increased prices, volume and trading profits in one security. Other Income declined $12,692, from $20,673 in the second quarter of 2000 to $7,981 in the 2001 quarter, due primarily to a decline in interest and dividend income.

    Total expenses increased $15,920 in the second quarter of 2001 from the comparable 2000 period, an increase of 0.4 percent, from $4,462,431 to $4,478,351. Commissions and salaries fell $1,251, from $3,131,254 in the 2000 period to $3,130,003 in 2001. This slight decrease, a much smaller decline than sales commission revenue, was primarily due to bonus and compensation arrangements related to investment and trading profits. Underwriting expenses fell $216,992, or 57.4 percent, from $378,266 in the 2000 quarter to $161,274 in the second quarter of 2001. Two transactions were completed in the 2000 period, while one transaction was completed in 2001. Rent, telephone and quote expenses increased from $210,863 in the 2000 period to $254,862 in 2001, an increase of 20.9 percent, primarily due to expenses related to improvements in quotation systems in the 2001 quarter. The aggregate of all other expenses rose 25.6 percent, from $742,048 in the second quarter of 2000 to $932,212 in the second quarter of 2001, primarily due to increased accrual for PIC's profit sharing.

    The Company had a pretax profit of $9,583,371 in the second quarter of 2001 compared to a pretax loss of $8,140,773 in the comparable 2000 period, primarily due to the increase in investment income offsetting declines in sales commission and corporate finance revenues. Significant fluctuations can occur in PIC's revenues and operating results from one period to another.

    The Company also accrued $3,793,730 in income taxes for the second quarter of 2001, compared to an estimated tax benefit for income taxes in the second quarter of 2000 of $3,187,000.

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

    Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter exercisable for four years, after which they expire. The exercise price is typically 120% of the price at which we initially sold the securities to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain "under water" and will ultimately expire unexercised. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC's ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June, 2001, PIC owned 25 underwriter warrants (from 23 issuers), of which 21 were currently exercisable; three had an exercise price below the current market price of the securities receivable upon exercise. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company's estimate of their value can be expected in the future.

    In the six months ended June 30, 2001, $1,377,637 of net cash was used in operating activities of the Company. The major adjustments to reconcile this result to the Company's net earnings of $5,174,543 include unrealized appreciation on investment securities of $7,040,027, a decrease in income taxes payable of $3,606,438, a realized gain on investment securities of $3,173,752 and an increase in trading securities of $1,129,878 more than offsetting a decrease in receivables of $2,545,760, a decrease in deferred income taxes of $3,576,000, an increase in accounts payable and accrued liabilities of $1,436,305 and a decrease in prepaid and deferred expenses of $637,862. In the period, $2,176,016 of net cash was provided by the Company's investing activities, the result of $21,310,980 in proceeds from the sale of investment securities more than offsetting the purchase of $19,118,044 of investment securities and $16,920 of additions to furniture and equipment. $774,085 in cash was used in financing activities by the Company in the six months, the result of payments to retire common stock. See "Financial Statements—Consolidated Statements of Cash Flows."

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

PAULSON CAPITAL CORP.
Date: December 13, 2001	By:	/s/ CHESTER L.F. PAULSON Chester L.F. Paulson President

EXHIBIT INDEX

    None

QuickLinks

PART I—FINANCIAL INFORMATION
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (unaudited)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS—CONTINUED (unaudited)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three and six month periods ended June 30, 2001 and June 30, 2000 (unaudited) (restated) (continued)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS for the three and six month periods ended June 30, 2001 and June 30, 2000 (unaudited) (restated) (Continued)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For the three year period ended December 31, 2000 and the six months ended June 30, 2001 (unaudited) (restated)
PAULSON CAPITAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (restated) for the six month periods ended June 30, 2001 and June 30, 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)—CONTINUED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Summary of Changes in Major Categories of Revenues and Expenses
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX