Form 10KSB/A
period 1999-12-31
PAULSON CAPITAL CORP
filed 2001-12-19
CIK 704159

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999	Commission file number: 0-18188

FORM 10-KSB/A
(Amendment No. 3)

PAULSON CAPITAL CORP.
(Name of small business issuer as specified in its charter)

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
811 S.W. Naito Parkway, Suite 200 Portland, OR (Address of principal executive offices)	97204 (Zip Code)

Issuer's telephone number, including area code: (503) 243-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

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

$34,654,000

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

    Transitional Small Business Disclosure Format: Yes /x/  No / /

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

    The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last three fiscal years:

	1999	1998	1997
General Securities	43%	124%	42%
Trading	1	6	4
Corporate Finance	15	54	32
Investment Income	40	(85)	21
Other	1	1	1

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

The high and low closing prices for the first quarter of 2000 through March 10 were $9.250 and $5.062, respectively.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

(in thousands except per share amounts)

Income Statement Information

	Years Ended December 31,
	1999 (restated)	1998 (restated)	1997 (restated)
Revenues	$34,654	$9,176	$30,136
Commissions and Salaries	15,693	10,371	12,552
Other Expenses	4,183	4,109	4,003
Total Expenses	19,876	14,480	16,555
Pretax Income (loss)	14,778	(5,304)	13,581
Net Income (loss)	8,916	(3,356)	8,461
Diluted Earnings (loss) Per share	$2.41	($0.86)	$2.11
Average number of common shares outstanding	3,704	3,918	4,005

Balance Sheet Information
(restated)

	December 31,
	1999	1998	1997
Total Assets	$46,707	$31,341	$43,836
Working Capital	29,360	22,783	23,028
Short-Term Debt	0	0	100
Long-Term Debt	0	0	0
Shareholders' Equity	31,121	23,313	27,387

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

    Our investment income or loss and, to a lesser extent, our trading income or loss is affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years been extreme. The results of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss from these operations and substantial increases or decreases in our net worth as our securities holdings are marked to market.

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

    In order to comply with SFAS 133, we have changed our method of estimating the value of our underwriter warrants from the "intrinsic value' method to the Black-Scholes Option Pricing Model. We have restated our financial results for the years ending 1997, 1998, and 1999 using this new model. The model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company's warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their individual volatility factors are almost entirely based on the historical price volatility of each company's common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

    As a result of the factors described above, our revenues and earnings are subject to substantial fluctuation from period to period based on circumstances many of which are beyond our control. An increase in financial market activity generally, and/or an increase in equity valuations generally, will normally result in increases in revenue, earnings and net worth as our activity levels and the value of our investment portfolio increase. Conversely, a general market retrenchment will typically lead to decreased revenue, earnings and net worth as a result both of decreased activity and the need to adjust high investment portfolio values to lower levels. Accordingly results for any historical period are not necessarily indicative of similar results for any future period.

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
(restated)

	1999 vs. 1998		1998 vs. 1997
Revenues:
Sales Commissions	$3,751,155	33.1%	($1,404,382)	(11.0%)
Corporate Finance	365,928	7.3%	(4,878,823)	(49.5%)
Investment Income	21,663,542	N/A	(14,097,273)	(223.4%)
Trading Income	(272,663)	(46.2%)	(605,763)	(50.7%)
Other	(29,912)	(44.1%)	25,712	61.0%

Total	25,478,050	277.7%	(20,960,529)	(69.6%)

Expenses:
Commissions and Salaries	$5,321,954	51.3%	($2,180,827)	(17.4%)
Underwriting Expenses	619,337	84.7%	(31,282)	(4.1%)
Rent, Telephone & Quotes	48,271	5.7%	6,965	0.8%
Other	(593,665)	(23.4%)	129,260	5.4%

Total	$5,395,897	37.3%	($2,075,884)	(12.5%)

Pretax Income	$20,082,153	N/A	($18,884,645)	(139.1%)

1999 Compared to 1998

    Total revenues for 1999 rose 277.7 percent from 1998, from $9,175,532 to $34,653,582. As shown in the table above, sales commissions increased $3,751,155, or 33.1 percent, from $11,324,412 in 1998 to $15,075,567 in 1999. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization OTC issues in 1999 compared to 1998. The Nasdaq Industrial Average rose less in 1999 (11.37 percent) than in 1998 (17.97 percent), but PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients, which experienced a more favorable market in 1999. Corporate finance revenues rose 7.6 percent, or $365,928, in 1999 compared to 1998. Four transactions were completed in 1998, raising a total of $37 million for the issuers; 4 transactions were also completed in 1999, raising an aggregate of $43 million for corporate finance clients. Investment income increased $21,663,542, from a loss of $7,786,262 in 1998 to income of $13,877,280 in 1999, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on other investment securities held in response to significant increases in OTC prices, particularly the technology sector. No underwriter warrants were exercised in 1998 while four warrants were exercised in 1999. The profits from investments sold in the investment account in 1999 were greater than in 1998. Trading income fell $272,663, or 46.2 percent, from $589,822 in 1998 to $317,159 in 1999. This decline was primarily due to losses on one large holding late in 1999 offsetting the more favorable markets in smaller capitalization OTC issues in 1999 compared to 1998.

    Total expenses rose $5,395,897 in 1999 from 1998, an increase of 37.3 percent from $14,479,189 to $19,875,086. Commissions and salaries rose $5,321,954, or 51.3 percent, from $10,370,979 in 1998 to $15,692,933 in 1999. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid and higher accruals for PIC's profit sharing plan. Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive. Underwriting expenses increased by $619,337, or 84.7 percent. While the same number of transactions was completed in 1999 as in 1998, the 1999 transactions incurred somewhat higher legal and other expenses. In addition, expenses were incurred on transactions that were not completed. Rent, telephone and quote expenses increased from $842,437 in 1998 to $890,708 in 1999, an increase of 5.7 percent. Other expenses decreased 23.4 percent, from $2,534,738 in 1998 to $1,941,073 in 1999, with decreased settlements and advertising/promotion expenses more than offsetting increases in conference, travel and entertainment, depreciation and other expenses.

    The Company had a pretax loss of $5,303,657 in 1998 compared to pretax income of $14,778,496 in 1999. The primary reason for this increase was the significant increase in investment income. Independent of investment income, the Company would have had pretax income of $901,216 in 1999 compared to pretax income of $2,482,605 in 1998. Investment income in 1999 was significantly higher than in any other year in the Company's history, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on other investment securities held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred a benefit of $1,948,017 from income taxes in 1998, compared to an expense of $5,862,260 in 1999.

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

1998 Compared to 1997

    Total revenues for 1998 fell 69.6 percent from 1997, to $9,175,532 from $30,136,061. As shown in the table above, sales commissions fell $1,404,382, or 11.0 percent, to $11,324,412 in 1998 from $12,728,794 in 1997. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization OTC issues in 1998 compared to 1997. The Nasdaq Industrial Average rose more in 1997 (11.17 percent) than in 1998 (6.55 percent), and PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients, which experienced a less favorable market in 1998. Corporate finance revenues fell 49.5 percent, or $4,878,823, in 1998 compared to 1997. Four transactions were completed in 1998, raising a total of $37 million for the issuers; 6 transactions were completed in 1997, raising an aggregate of $93 million for corporate finance clients. Investment income decreased $14,097,273, to a loss of $7,786,262 in 1998 from income of $6,311,011 in 1997, primarily as a result of unrealized depreciation of the value of underwriter warrants held by the Company, based upon the Company's estimate of their fair value. No underwriter warrants were exercised in 1998 while one warrant was exercised in 1997, and the profits from investments sold in the investment account in 1997 were significantly greater than in 1998. Trading income fell $605,763, or 50.7 percent, to $589,822 in 1998 from $1,195,585 in 1997. This decline was due to lower trading levels in 1998 and the generally more favorable markets in smaller capitalization OTC issues in 1997 compared to 1998.

    Total expenses fell $2,075,884 in 1998 from 1997, a decrease of 12.5 percent to $14,479,189 from $16,555,073. Commissions and salaries fell $2,180,827, or 17.4 percent, to $10,370,979 in 1998 from $12,551,806 in 1997. This decrease was primarily due to decreased commission revenues resulting in a lower level of commissions paid. Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive. Underwriting expenses decreased by $31,282 or 4.1 percent. While fewer transactions were completed in 1998, PIC was the sole manager for all transactions and bore all the expenses. In addition, expenses were incurred on transactions that were not completed. Rent, telephone and quote expenses increased to $842,437 in 1998 from $835,472 in 1997, an increase of 0.8 percent. Other expenses increased 5.4 percent, to $2,534,738 in 1998 from $2,405,478 in 1997, with increased settlements and travel and entertainment expenses more than offset by declines in professional fees and other expenses.

    The Company had a pretax loss of $5,303,657 in 1998 compared to pretax income of $13,580,988 in 1997. The primary reasons for this decrease were the significant decreases in investment income, corporate finance revenues and trading income. Independent of investment income, the Company would have had pretax income of $7,269,977 in 1997 compared to pretax income of $2,482,605 in 1998. Investment income in 1995 through 1997 was significantly higher than in any previous year in the Company's history, primarily as a result of increases in unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on other investment securities held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenue and operating results from one period to another. The Company also incurred a benefit of $1,948,017 from income taxes in 1998, compared to an expense of $5,119,593 in 1997.

Liquidity and Capital Resources

    Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Item 1—Description of Business—Net Capital Requirements" above. The Company's working capital at December 31, 1999 was $29,359,590. Of PIC's total assets (net of intercompany accounts) at December 31, 1999 of $44,895,226, approximately 81 percent consisted of securities in PIC's investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 17 percent consisted of cash, certificates of deposit and receivables from its correspondent broker.

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

    In 1999, $6,879,286 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included unrealized appreciation on investment securities and underwriter warrants of $5,793,395, receipt of underwriter warrants valued at $3,230,000, a realized gain of $8,083,884 on investment securities, an increase in receivables of $6,082,055 and an increase in trading securities of $119,061, partially offset by an increase in accounts payable and accrued liabilities of $3,279,288, a change in deferred income taxes of $3,157,873 income taxes payable of $1,284,859 and depreciation and amortization of $136,274. In 1999, $7,943,963 of net cash was provided by investing activities, consisting primarily sales of investment securities exceeding purchases investment securities and the issuance of a note receivable of $1,100,000. Net cash used in financing activities in 1999 totaled $1,116,812, resulting from payments to repurchase common stock. See "Financial Statements—Consolidated Statements of Cash Flows."

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

Name	Age	Position(s) with Company	Principal Occupation(s) Past Five Years During
Chester L.F. Paulson (1970)	63	President and Director	Director of Corporate Finance of PIC
Jacqueline M. Paulson (1976)	60	Secretary-Treasurer and Director	Secretary-Treasurer of PIC
Glen Davis (1999)	43	Director	President of PIC since February 1998 (Senior Vice President of PIC until February 1998
Kenneth T. LaMear (1985)	65	Director	Senior Vice President of PIC since February 1998, Chief Executive Officer of PIC until February 1998
Shannon P. Pratt (1998)	66	Director	Managing Director, Founder — Willamette Management Associates, a business valuation firm
Paul Shoen (1998)	43	Director	Chairman of the Board of Directors and Chief Executive Officer of Panetechnicon Aviation, an operator and lessor of aircraft; private investor; Director — AMERCO, the parent company of U-Haul Trucking Rental, from January 1997 to August 1998
John Westergaard (1998)	68	Director	Publisher/Editor of Westergaard Online Systems, Inc., an Internet publisher of financial "webzines"

    Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

(a) Exhibits

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the "Form 10"))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)
10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)
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
10.5*	1999 Stock Option Plan
21.1	Subsidiaries — The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

*
previously filed

    (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULSON CAPITAL CORP.
Date: December 17, 2001	By:	/s/ CHESTER L.F. PAULSON Chester L.F. Paulson President

Exhibit Number		Description	Page Number
3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the "Form 10"))
3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)
10.1		Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)
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
10.5	*	1999 Stock Option Plan
21.1		Subsidiaries—The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

*
previously filed

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

    As discussed in Note N of Notes to Consolidated Financial Statements, the 1999, 1998 and 1997 financial statements have been restated.

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

/s/ Grant Thornton LLP

Portland, Oregon
January 26, 2000, except for Notes E and N,
as to which the date is November 28, 2001

F–1

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS
December 31,

	1999	1998
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,210	$100,345
Receivable from broker-dealers and clearing organizations	7,336,562	1,430,586
Notes and other receivables	671,514	439,967
Trading securities	2,238,798	2,119,737
Investment securities, at market value	14,200,767	9,697,387
Underwriter warrants, at estimated fair value	19,746,000	16,277,000
Refundable income taxes	—	168,059
Prepaid and deferred expenses	669,599	578,556

Total current assets	44,911,450	30,811,637

NOTE RECEIVABLE	1,100,000	—

FURNITURE AND EQUIPMENT, net	525,716	359,329

INVESTMENT IN REAL ESTATE	169,900	169,900

	$46,707,066	$31,340,866

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$814,935	$738,155
Payable to broker-dealers and clearing organizations	1,883,602	753,413
Compensation, employee benefits and payroll taxes	3,312,829	1,240,510
Securities sold, not yet purchased, at market value	65,794	61,479
Income taxes payable	1,116,800	—
Deferred income taxes	8,357,900	5,234,627

Total current liabilities	15,551,860	8,028,184

Deferred income taxes	34,600	—
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,541,235 and 3,796,852, respectively	732,343	775,323
Retained earnings	30,388,263	22,537,359

	31,120,606	23,312,682

	$46,707,066	$31,340,866

The accompanying notes are an integral part of these statements.

F–2

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	1999	1998	1997
	(restated)	(restated)	(restated)
Revenues
Commissions	$15,075,567	$11,324,412	$12,728,794
Corporate finance	5,345,619	4,979,691	9,858,514
Investment income (loss)	13,877,280	(7,786,262)	6,311,011
Trading income	317,159	589,822	1,195,585
Interest and dividends	16,641	48,668	7,010
Other	21,316	19,201	35,147

	34,653,582	9,175,532	30,136,061

Expenses
Commissions and salaries	15,692,933	10,370,979	12,551,806
Underwriting expenses	1,350,372	731,035	762,317
Rent, telephone and quotation services	890,708	842,437	835,472
Interest expense	1,248	60,889	5,996
Professional fees	394,368	389,478	639,386
Bad debt expense	—	267,193	—
Travel and entertainment	333,927	283,234	158,649
Settlements	59,000	518,362	67,299
Other	1,152,530	1,015,582	1,534,148

	19,875,086	14,479,189	16,555,073

Earnings (loss) before income taxes	14,778,496	(5,303,657)	13,580,988
Income tax expense (benefit)	5,862,260	(1,948,017)	5,119,593

NET EARNINGS (LOSS)	$8,916,236	$(3,355,640)	$8,461,395

Basic earnings (loss) per share	$2.41	$(.86)	$2.13

Diluted earnings (loss) per share	$2.41	$(.86)	$2.11

The accompanying notes are an integral part of these statements.

F–3

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three year period ended December 31, 1999

	Common Stock
			Retained Earnings
	Shares	Amount
Balance at December 31, 1996, as previously reported	4,081,241	$733,701	$9,835,846
Restatement (Note N)	—	—	8,577,000

Balance at December 31, 1996, as restated	4,081,241	733,701	18,412,846
Exercise of stock options	87,140	89,283	—
Issuance of common stock in lieu of directors' cash compensation	2,266	8,000	—
Redemption of common stock	(200,111)	(36,568)	(529,919)
Net earnings for the year, as restated	—	—	8,461,395

Balance at December 31, 1997, as restated	3,970,536	794,416	26,344,322
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	—
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net loss for the year, as restated	—	—	(3,355,640)

Balance at December 31, 1998, as restated	3,796,852	775,323	22,537,359
Issuance of common stock in lieu of directors' cash compensation	1,783	8,500	—
Redemption of common stock	(257,400)	(51,480)	(1,065,332)
Net earnings for the year, as restated	—	—	8,916,236

Balance at December 31, 1999, as restated	3,541,235	$732,343	$30,388,263

The accompanying notes are an integral part of these statements.

F–4

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,

	1999	1998	1997
	(restated)	(restated)	(restated)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net earnings (loss)	$8,916,236	$(3,355,640)	$8,461,395
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Receipt of underwriter warrants	(3,230,000)	(3,263,000)	(5,933,000)
Unrealized (appreciation) depreciation on investment securities and underwriter warrants	(5,793,395)	7,653,738	(322,194)
Realized (gain) loss on investment securities	(8,083,884)	404,441	(5,988,817)
Deferred income taxes	3,157,873	(2,783,273)	2,389,300
Common stock issued for compensation of directors	8,500	16,500	8,000
Depreciation and amortization	136,274	89,448	59,994
(Gain) loss from sale of furniture and equipment	—	6,180	(6,800)
Write-down of notes receivable, net of recoveries	(267,193)	267,193	—
Changes in assets and liabilities
Receivables	(6,082,055)	3,051,643	562,999
Trading securities	(119,061)	6,782,065	(3,749,019)
Income taxes receivable/payable	1,284,859	(66,152)	310,354
Prepaid and deferred expenses	(91,043)	(177,711)	(240,724)
Accounts payable and accrued liabilities	3,279,288	(5,516,418)	2,236,523
Securities sold, not yet purchased	4,315	(269,250)	50,041

Net cash provided by (used in) operating activities	(6,879,286)	2,839,764	(2,161,948)

Cash flows from investing activities
Purchases of investment securities	(41,501,353)	(27,439,553)	(28,103,962)
Proceeds from sale of investment securities	50,636,252	25,400,567	31,405,663
Proceeds from repayment of notes receivable	211,725	500,000	—
Issuance of note receivable	(1,100,000)	(534,385)	(500,000)
Additions to furniture and equipment	(302,661)	(254,652)	(114,474)
Purchase of real estate	—	—	(169,900)
Proceeds from sale of furniture and equipment	—	2,300	9,600

Net cash provided by (used in) investing activities	7,943,963	(2,325,723)	2,526,927

F–5

	1999	1998	1997
	(restated)	(restated)	(restated)
Cash flows from financing activities
Proceeds from exercise of stock options	$—	$—	$89,283
Payments to retire common stock	(1,116,812)	(486,916)	(566,487)

Net cash used in financing activities	(1,116,812)	(486,916)	(477,204)

Net Increase (Decrease) in Cash and Cash Equivalents	(52,135)	27,125	(112,225)
Cash and cash equivalents at beginning of year	100,345	73,220	185,445

Cash and cash equivalents at end of year	$48,210	$100,345	$73,220

Cash paid during the year for
Interest	$1,248	$61,389	$6,000

Income taxes	$1,441,715	$901,408	$2,405,275

Noncash investing and financing activity
Repayment of secured demand note collateral agreement	$—	$100,000	$—

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

2.  Securities Transactions

    Securities transactions and related revenue are recorded on a trade date basis. Manager's fees, underwriter's fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold. Revenue from the receipt of underwriter warrants, received in corporate finance transactions, is recognized based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model.

    Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management. The fair value of not readily marketable securities is estimated by management using available information including the following: Quoted market prices of similar securities (i.e. unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security if recently purchased adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Underwriter warrants are valued at estimated fair value using the Black-Scholes option-pricing model, taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. Changes in the value of these securities are reflected currently in the results of operations.

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

F–7

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

F–8

NOTE B—RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

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

    In addition to the clearing services provided, CSC also loans money to the Subsidiary to finance trading accounts.

    At December 31, the above clearing services and trading account financing resulted in the following:

	1999	1998
Receivable from CSC	$7,336,562	$1,430,586
Payable to CSC	(1,883,602)	(753,413)

Net receivable	$5,452,960	$677,173

NOTE C—NOTES AND OTHER RECEIVABLES

    Notes and other receivables consist of the following:

	1999	1998
Underwriting	$—	$267,191
Employees	558,131	49,493
Independent brokers	59,045	69,909
Other	54,338	53,374

	$671,514	$439,967

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

    Employee and independent broker receivables relate principally to advances, expenses inventory losses and settlements charged to the registered representatives of the Subsidiary in excess of commission earnings.. For the years ended December 31, 1999, 1998, and 1997, receivables from

F–9

employees and independent brokers of $80,379, $85,448, and $17,206, respectfully, were determined by management to be uncollectible and written off to other operating expense.

    At December 31, 1999 the Company had a $1,100,000 unsecured note receivable from a company that was subordinated to the interest of another creditor. This note has an interest rate of 6% and is due October 21, 2001.

NOTE D—TRADING AND INVESTMENT SECURITIES

    Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Company's subsidiary.

    The categories of trading securities and their related market values follow:

	1999		1998
	Long	Short	Long	Short
Common stock	$1,895,409	$65,794	$1,686,731	$50,672
Preferred stock	—	—	39,008	5,511
State and municipal bonds	262,082	—	243,055	5,296
Corporate bonds	81,307	—	150,943	—

	$2,238,798	$65,794	$2,119,737	$61,479

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

F–10

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

	Cost	Market Value	Unrealized Gain (Loss)	Carrying Value
1999
Corporate equities	$11,752,070	$14,178,877	$2,426,807	$14,178,877
Corporate bonds	102,420	21,890	(80,530)	21,890

	$11,854,490	$14,200,767	$2,346,277	$14,200,767

1998
Corporate equities	$11,993,688	$9,697,387	$(2,296,301)	$9,697,387

    Realized gain (loss) included in the determination of net earnings was $8,083,884, $(404,441), and $5,988,817 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE E—UNDERWRITER WARRANTS

    The estimated fair value of warrants is determined by management using the Black-Scholes option-pricing model, taking into account the exercise price, remaining contractual life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant (see Note A2). The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a one-year restriction period in which the Company cannot exercise the warrants. Significant assumptions used to estimate the fair values of the warrants included the risk-free interest rate, expected volatility factors and an expected dividend yield for those securities that were expected to pay dividends. The expected volatility factors were determined using historical volatility of the underlying stock if available and historical volatility of a peer group if volatility for the underlying stock is not available.

F–11

    The following table summarized activity in underwriter warrants (restated):

Estimated fair value at January 1, 1997	$14,999,000
Warrants received	5,933,000
Warrants exercised	(2,375,813)
Warrants expired	(800,462)
Appreciation (depreciation) in estimated value	3,906,275

Estimated fair value at December 31, 1997	21,662,000
Warrants received	3,263,000
Warrants exercised	0
Warrants expired	(1,382,122)
Appreciation (depreciation) in estimated value	(7,265,878)

Estimated fair value at December 31, 1998	16,277,000
Warrants received	3,230,000
Warrants exercised	(4,220,580)
Warrants expired	(252)
Appreciation (depreciation) in estimated value	4,459,832

Estimated fair value at December 31, 1999	$19,746,000

NOTE F—FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost and consist of the following:

	1999	1998
Office equipment	$1,173,097	$905,710
Leasehold improvements	35,274	120,354
Vehicles	65,619	65,619

	1,273,990	1,091,683
Less accumulated depreciation and amortization	748,274	732,354

	$525,716	$359,329

F–12

NOTE G—INCOME TAXES

    Income tax expense (benefit) consists of the following:

	1999	1998	1997
	(restated)	(restated)	(restated)
Current tax expense
Federal	$1,921,593	$724,613	$2,364,177
State	782,794	110,643	366,116

	2,704,387	835,256	2,730,293

Deferred tax expense (benefit)
Federal	2,798,507	(2,447,332)	2,127,194
State	359,366	(335,941)	262,106

	3,157,873	(2,783,273)	2,389,300

	$5,862,260	$(1,948,017)	$5,119,593

    Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes as follows:

	1999	1998	1997
	(restated)	(restated)	(restated)
Income tax expense (benefit) at statutory federal tax rate	$5,025,000	$(1,803,000)	$4,618,000
State taxes net of federal benefit	644,000	(231,000)	592,000
Permanent and other differences	193,260	85,983	(90,407)

	$5,862,260	$(1,948,017)	$5,119,593

    The deferred income tax liability consists of the following at December 31,:

	1999	1998
	(restated)	(restated)
Unrealized appreciation on securities	$(8,473,000)	$(5,343,000)
Accrued expenses	48,000	—
State net operating loss carryforwards	67,100	—
Allowance on notes receivable	—	105,000
Fixed asset depreciation	(34,600)	3,373

	$(8,392,500)	$(5,234,627)

    No valuation allowance is considered necessary. The state net operating loss carryforwards expire through 2014.

NOTE H—COMMON STOCK

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

F–13

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

    There was no activity under the Nonemployee Stock Option Plan during 1999 or 1998. The following table summarizes activity under the Plan for the year ended December 31, 1997:

	Shares Under Option	Weighted Average Exercise Price
Balance at December 31, 1996	101,425	$1.01
Granted	—	—
Exercised	(87,140)	1.02
Canceled	(14,285)	.91

Balance at December 31, 1997	—

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

F–14

NOTE I—EARNINGS PER SHARE

    The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended December 31, 1999:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
1997 (restated)
Basic earnings per share
Income available to common stockholders	$8,461,395	3,973,034	$2.13
Effect of dilutive securities
Stock options	—	32,344

Diluted earnings per share
Income available to common stockholders	$8,461,395	4,005,378	$2.11

1998 (restated)
Basic earnings (loss) per share
Income (loss) available to common stockholders	$(3,355,640)	3,917,788	$(.86)

1999 (restated)
Basic earnings per share
Income available to common stockholders	$8,916,236	3,704,360	$2.41

    During the years ended December 31, 1999 and 1998 there were no potentially dilutive securities outstanding. During the year ended December 31, 1997 all outstanding stock options were included in the computation of diluted earnings per share since the options' exercise price was less than the average market price of the common shares.

F–15

NOTE J—LEASES

    Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

Year ended December 31,
2000	$274,176
2001	274,176
2002	114,240

$662,592

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

F–16

NOTE N—RESTATEMENT

    During the fourth quarter of 2001, the Company changed its valuation methodology for underwriter warrants. Previously the Company carried these securities at their estimated fair value once the restriction periods had lapsed. Upon reconsideration, it was determined that it is appropriate under generally accepted accounting principles to carry these securities at their estimated fair value as soon as the securities are received. Accordingly, the financial statements for previous periods have been restated to correct this error in previously issued financial statements that were not in compliance with accounting principles generally accepted in the United States.

    The effect of the change on the 1999 financial statement was to increase corporate finance revenue by $3,230,000, decrease investment income by $7,763,000, decrease earnings before income taxes by $4,533,000, decrease income tax expense by $1,738,000, decrease net earnings by $2,795,000, and decrease basic and diluted earnings per share by $.75. The effect of the change on the 1998 financial statement was to increase corporate finance revenue by $3,263,000, increase investment loss by $5,837,000, increase loss before income taxes by $2,574,000, increase income tax benefit by $987,000, increase net loss by $1,587,000, and increase basic and diluted loss per share by $.41. The effect of the change on the 1997 financial statement was to increase corporate finance revenue by $5,933,000, decrease investment income by $3,481,000, increase earnings before income taxes by $2,452,000, increase income tax expense by $941,000, increase net income by $1,511,000, increase basic earnings per share by $.38 and increase diluted earnings per share by $.37. The effect of the adjustment for periods prior to 1997 was to increase shareholders' equity by $8,577,000.

F–17

    The effect of the restatement on each of the quarters for the years 1999, 1998 and 1997 is as follows (unaudited and restated):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
1999
Net income (loss), as previously reported	$1,048,963	$3,667,203	$1,176,254	$5,818,816
Effect of adjustment, net of income taxes	(963,000)	878,000	(1,566,000)	(1,144,000)

Net income (loss), as restated	$85,963	$4,545,203	$(389,746)	$(4,674,816)

Effect of adjustment on income before taxes	$(1,563,000)	$1,424,000	$(2,538,000)	$(1,856,000)
Effect of adjustment on income taxes	600,000	(546,000)	972,000	712,000

Effect of adjustment, net of income taxes	$(963,000)	$878,000	$(1,566,000)	$(1,144,000)

Earnings (loss) per share, as previously reported	$0.28	$0.97	$0.32	$1.61
Effect of adjustment, net of income taxes	(0.26)	0.24	(0.43)	(0.32)

Earnings (loss) per share, as restated	$0.02	$1.21	$(0.11)	$1.29

1998
Net income (loss), as previously reported	$21,604	$(1,965,490)	$(2,841,563)	$3,016,809
Effect of adjustment, net of income taxes	(1,208,000)	(1,352,000)	(2,500,000)	3,473,000

Net income (loss), as restated	$(1,186,396)	$(3,317,490)	$(5,341,563)	$6,489,809

Effect of adjustment on income before taxes	$(1,960,000)	$(2,193,000)	$(4,055,000)	$5,634,000
Effect of adjustment on income taxes	752,000	841,000	1,555,000	(2,161,000)

Effect of adjustment, net of income taxes	$(1,208,000)	$(1,352,000)	$(2,500,000)	$3,473,000

Basic and diluted earnings (loss) per share, as previously reported	$0.01	$(0.50)	$(0.72)	$0.79
Effect of adjustment, net of income taxes	(0.31)	(0.34)	(0.64)	0.90

Basic and diluted earnings (loss) per share, as restated	$(0.30)	$(0.84)	$(1.36)	$1.69

1997
Net income, as previously reported	$1,041,059	$1,894,370	$3,839,880	$175,086
Effect of adjustment, net of on income taxes	(1,825,000)	2,512,000	1,188,000	(364,000)

Net income (loss), as restated	$(783,941)	$4,406,370	$5,027,880	$(188,914)

Effect of adjustment on income before taxes	$(2,961,000)	$4,075,000	$1,929,000	$(591,000)
Effect of adjustment on income taxes	1,136,000	(1,563,000)	(741,000)	227,000

Effect of adjustment, net of income taxes	$(1,825,000)	$2,512,000	$1,188,000	$(364,000)

Basic earnings per share, as previously reported	$0.26	$0.48	$0.97	$0.04
Effect of adjustment, net of income taxes	(0.46)	0.63	0.30	(0.09)

Basic earnings per share, as restated	$(0.20)	$1.11	$1.27	$(0.05)

Diluted earnings per share, as previously reported	$0.26	$0.47	$0.97	$0.04
Effect of adjustment, net of income taxes	(0.46)	0.63	0.29	(0.09)

Diluted earnings per share, as restated	$(0.20)	$1.10	$1.26	$(0.05)

F–18

Paulson Capital Corp. and Subsidiary

SCHEDULE OF WARRANTS OWNED

December 31, 1999

Description	Shares Entitled to Purchase	Exercise Price Per-Share	Expiration Date
Advantage Marketing Systems (units)	65,520	$5.40	2002, 11/12
Audiohighway (units)	163,900	$7.80	2003, 12/17
AVI Biopharma, Inc. (units)	112,700	$10.80	2002, 06/03
C3, Inc.	214,592	$18.00	2002, 11/14
Cal-Maine Foods, Inc.	177,100	$8.40	2001, 12/10
Caring Products International, Inc. (units)	83,075	$6.00	2002, 12/09
Cell Robotics International, Inc. (units)	9.3725	$25,000.00	2000, 09/18
Cell Robotics International, Inc. (units)	29,800	$9.90	2003, 02/01
Cellegy Pharmaceuticals, Inc. (units)	18,745	$20.63	2000, 08/11
Complete Management, Inc.	107,720	$10.80	2000, 12/27
Complete Management, Inc.	31,377	$21.04	2001, 06/11
Cusac Industries, Ltd. (units)	11,901	$12.00	2000, 01/11
E.Com International, Inc.	75,587	$3.50	2002, 12/31
Evergreen Resources, Inc.	134,375	$6.90	2001, 10/22
Fortune Petroleum Corp.	50,000	$4.00	1999, 05/19
Global Payment Technology ERC 2-6-96	103,500	$6.60	2000, 02/06
Hometown Auto Retailers NC	120,690	$10.80	2003, 07/28
International Nursing Services, Inc. (units)	15,301	$28.20	1999, 09/12
Kyzen Corporation (units)	15,498	$14.95	2000, 08/03
Microfield Graphics, Inc.	79,750	$7.20	2000, 06/22
Microvision Inc. (units) ERC 8-27-97	123,760	$9.60	2001, 08/27
Neotherapeutics Inc. (units) ERC 9-25-97	161,000	$9.12	2001, 09/25
Northern Bank of Commerce ERC 8-4-94	2,000	$6.60	1999, 08/04
Pacific Aerospace & Electronics (units)	146,700	$3.75	2001, 07/15
Pearce Systems International, Inc. (units)	47,722	$8.70	1999, 02/11
Premium Cigars International, Ltd.	2,000	$8.40	2002, 08/21
R-B Rubber Products, Inc.	55,100	$5.10	2000, 05/10
Sparta Surgical Corp. (units)	11,221	$12.00	1999, 07/12
Supergen, Inc. (units) ERC 3-12-97	268,950	$7.20	2001, 03/12
Telepartners A/S (units)	102,437	$6.00	2002, 06/30
WSG Systems, Inc.	11.0260	$6,000.00	2003, 03/31

F–19

Schedule II

Paulson Capital Corp. and Subsidiary

Valuation and Qualifying Accounts

Years ended December 31, 1999, 1998 and 1997

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended Dec. 31, 1999	$267,193	$—	$267,193	$—
Year ended Dec. 31, 1998	—	267,193	—	267,193
Year ended Dec. 31, 1997	—	—	—

F–20

QuickLinks

FORM 10-KSB/A (Amendment No. 3)
PART I
PART II
SELECTED FINANCIAL DATA (in thousands except per share amounts) Income Statement Information
Balance Sheet Information (restated)
Summary of Changes in Major Categories of Revenues and Expense (restated)
PART III
SIGNATURES
Report of Independent Certified Public Accountants
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
Paulson Capital Corp. and Subsidiary SCHEDULE OF WARRANTS OWNED December 31, 1999
Paulson Capital Corp. and Subsidiary Valuation and Qualifying Accounts Years ended December 31, 1999, 1998 and 1997