Form 10KSB/A
period 2000-12-31
PAULSON CAPITAL CORP
filed 2001-12-19
CIK 704159

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000	Commission file number: 0-18188

FORM 10-KSB/A

(Amendment No.2)

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

    State issuer's revenues for its most recent fiscal year: $15,876,000

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

    The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last three fiscal years:

	2000	1999	1998
General Securities	94%	43%	124%
Trading	12	1	6
Corporate Finance	34	15	54
Investment Income	(41)	40	(85)
Other	1	1	1

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

    The securities business is subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation and examination by state securities commissions in the states in which they are registered.

    The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker-dealers. The SEC, NASD and state regulatory authorities may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA
(in thousands except per share amounts)
 Income Statement Information

	Years Ended December 31,
	2000 (restated)	1999 (restated)	1998 (restated)
Revenues	$15,876	$34,654	$9,176
Commissions and Salaries	15,651	15,693	10,371
Other Expenses	4,351	4,183	4,109
Total Expenses	20,002	19,876	14,480
Pretax Income (loss)	(4,126)	14,778	(5,304)
Net Income (loss)	(3,048)	8,916	(3,356)
Diluted Earnings (loss) per share	$(0.88)	$2.41	$(0.86)
Average number of common shares outstanding	3,487	3,704	3,918

Balance Sheet Information
(restated)

	December 31,
	2000	1999	1998
Total Assets	$33,212	$46,707	$31,341
Working Capital	26,441	29,360	22,783
Short-Term Debt	0	0	0
Long-Term Debt	0	0	0
Shareholders' Equity	27,185	31,121	23,313

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

    In order to comply with SFAS 133, we have changed our method of estimating the value of our underwriter warrants from the "intrinsic value' method to the Black-Scholes Option Pricing Model. We have restated our financial results for the years ending 1998, 1999 and 2000 using this new model. The model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company's warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their individual volatility factors are almost entirely based on the historical price volatility of each company's common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

Summary of Changes in Major Categories of Revenues and Expense
(restated)

	2000 vs. 1999		1999 vs. 1998
Revenues:
Sales Commissions	$(162,968)	(1.1)%	$3,751,155	33.1%
Corporate Finance	(44,303)	(0.8)%	365,928	7.3%
Investment Income	(20,358,835)	(146.7)%	21,663,542	N/A
Trading Income	1,730,259	545.6%	(272,663)	(46.2)%
Other	58,105	153.1%	(29,912)	(44.1)%

Total	$(18,777,742)	(54.2)%	$25,478,050	277.7%
Expenses:
Commissions and Salaries	$(41,689)	(0.3)%	$5,321,954	51.3%
Underwriting Expenses	(827,542)	(61.3)%	619,337	84.7%
Rent, Telephone & Quotes	70,306	7.9%	48,271	5.7%
Other	925,580	47.7%	(593,665)	(23.4)%

Total	$126,655	0.6%	$5,395,897	37.3%
Pretax Income	$(18,904,397)	N/A	$20,082,153	N/A

2000 Compared to 1999

    Total revenues for 2000 fell 54.2 percent from 1999, to $15,875,840 from $34,653,582. As shown in the table above, sales commissions fell $162,968, or 1.1 percent, to $14,912,599 in 2000 from $15,075,567 in 1999. This decrease resulted primarily from the less favorable price movements and trading levels in smaller capitalization OTC issues in 2000 compared to 1999. The Nasdaq Industrial Average rose 71.67 percent in 1999 but fell 33.76 percent in 2000. PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients. Corporate finance revenues decreased 0.8 percent, or $44,303, in 2000 compared to 1999. Four transactions were completed in 2000, raising a total of $63 million for the issuers; four transactions were also completed in 1999, raising a total of $43 million for corporate finance clients. In general, corporate finance revenues increase with the amount of money raised for clients. Investment income includes realized gains from the exercise of underwriter warrants, gains and losses from the sales of investment securities and the unrealized appreciation (depreciation) of underwriter warrants and other investment securities. Investment income decreased $20,358,835, to a loss of $6,481,555 in 2000 from a profit of $13,877,280 in 1999, due to a decline in unrealized appreciation (depreciation) of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and lower profits on other investment securities held. As noted above, OTC prices, particularly in the technology sector, declined in 2000 compared to significant gains in 1999. Trading income rose $1,730,259, or 545.6 percent, to $2,047,418 in 2000 from $317,159 in 1999. This increase was primarily due to active trading in the securities of PIC's corporate finance clients, despite the more favorable markets in smaller capitalization OTC issues in 1999 compared to 2000.

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

    The Company had a pretax loss of $4,125,901 in 2000 compared to pretax income of $14,778,496 in 1999. The primary reason for this decrease was the significant decrease in investment income. Independent of investment income, the Company would have had pretax income of $901,216 in 1999 compared to pretax income of $2,355,654 in 2000. Investment income in 1999 was significantly higher than in any other year in the Company's history, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on other investment securities held in response to significant increases in OTC prices, particularly the technology sector. This source of income cannot be expected to regularly recur. Significant fluctuations can occur in PIC's revenues and operating results from one period to another. The Company also incurred an income tax benefit of $1,077,687 in 2000, compared to an expense of $5,862,260 in 1999.

1999 Compared to 1998

    Total revenues for 1999 increased 277.7 percent from 1998, from $9,175,532 to $34,653,582. As shown in the table above, sales commissions rose $3,751,155, or 33.1 percent, from $11,324,412 in 1998 to $15,075,567 in 1999. This increase resulted primarily from the more favorable price movements and trading levels in smaller capitalization OTC issues in 1999 compared to 1998. The Nasdaq Industrial Average rose 71.67 percent in 1999 and 6.82 percent in 1998, and PIC's focus is on very small capitalization issues, especially those tied to PIC's corporate finance clients, which experienced a more favorable market in 1999. Corporate finance revenues rose 7.3 percent, or $365,928, in 1999 compared to 1998. Four transactions were completed in 1998, raising a total of $37 million for the issuers; four transactions were also completed in 1999, raising an aggregate of $43 million for corporate finance clients. Investment income increased $21,663,542, from a loss of $7,786,262 in 1998 to income of $13,877,280 in 1999, due to unrealized appreciation of underwriter warrants held by the Company, based upon the Company's estimate of their fair value, gains in the value of the underwriter warrants sold and greater profits on other investment securities held in response to significant increases in OTC prices, particularly the technology sector. No underwriter warrants were exercised in 1998 while four warrants were exercised in 1999. Additionally, the profits from investments sold in the investment account in 1999 were greater than in 1998. Trading income fell $272,663, or 46.2 percent, from $589,822 in 1998 to $317,159 in 1999. This decline was primarily due to losses on one large holding late in 1999 offsetting the more favorable markets in smaller capitalization OTC issues in 1999 compared to 1998.

    Total expenses rose $5,395,897 in 1999 from 1998, an increase of 37.3 percent from $14,479,189 to $19,875,086. Commissions and salaries rose $5,321,954, or 51.3 percent, from $10,370,979 in 1998 to $15,692,933 in 1999. This increase was primarily due to increased commission revenues resulting in a higher level of commissions paid and higher accruals for PIC's profit sharing plan. (Higher commission rates are generally paid to employee registered representatives at higher production levels as an incentive.) Underwriting expenses increased by $619,337, or 84.7 percent. While the same number of transactions was completed in 1999 as in 1998, the 1999 transactions incurred somewhat higher legal and other expenses. In addition, expenses were incurred on transactions that were not completed. Rent, telephone and quote expenses increased from $842,437 in 1998 to $890,708 in 1999, an increase of 5.7 percent. Other expenses decreased 23.4 percent, from $2,534,738 in 1998 to $1,941,073 in 1999, with decreased settlements and advertising/promotion expenses more than offsetting increases in conference, travel and entertainment, depreciation and other expenses.

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

Liquidity and Capital Resources

    Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. PIC is also required to maintain net capital as described in "Item 1—Description of Business—Net Capital Requirements" above. The Company's working capital at December 31, 2000 was $26,440,803. Of PIC's total assets (net of intercompany accounts) at December 31, 2000 of $32,818,154 approximately 52 percent consisted of securities in PIC's investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 28 percent consisted of cash, certificates of deposit and receivables from its correspondent broker.

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

    The recorded value of our underwriter's warrants is typically not readily realizable, either because the warrants are not currently exercisable or because their exercise price is more than the price that we could realize if we exercised the warrant and sold the underlying securities. There is no public market for our underwriter warrants and the warrants themselves are transferable only under very limited circumstances. Accordingly, their value cannot be realized by selling the warrants themselves. Underwriter's warrants exercisable to purchase securities having a value in excess of the exercise price are liquid, subject to restrictions on liquidity applicable to OTC securities generally and discussed in the foregoing paragraph. The securities issuable on exercise of our underwriter's warrants are registered under the Securities Act of 1933, as amended, and, in some cases, may also be resold under an exemption from registration. Accordingly, there is no legal impediment to liquidity with respect to these securities, except during the first year following a company's public offering.

    In 2000, $12,968,921 of net cash was used in operating activities. The major adjustments to reconcile this result to the Company's net income included realized gain on investment securities of $29,316,895, receipt of underwriter warrants valued at $2,797,000, a change in deferred income taxes of $12,614,400, a decrease in accounts payable and accrued liabilities of $3,950,643 and an increase in receivables of $1,454,511, partially offset by unrealized depreciation on investment securities and underwriter warrants of $35,797,450, an increase in income taxes payable of $2,779,200, a decrease in trading securities of $932,809, a writedown of notes receivable, net of recoveries of $436,984 and compensation expense of stock option grants of $317,750. In 2000, $14,230,332 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases of investment securities, additions to furniture and equipment of $166,745 and the issuance of a note receivable of $100,000. Net cash used in financing activities in 2000 totaled $1,205,312, resulting from payments to repurchase common stock of $1,276,312 exceeding $71,000 in proceeds from the issuance of common stock. See "Financial Statements—Consolidated Statements of Cash Flows."

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
John Westergaard (1998)	69	Director	Publisher/Editor of Westergaard Online Systems, Inc., an Internet publisher of financial "webzines"

    Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

(a) Exhibits

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the "Form 10"))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)
10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)
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
10.5	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)
21.1	Subsidiaries—The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

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
10.5	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)
21.1	Subsidiaries—The Company's only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

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

    As discussed in Note N of Notes to Consolidated Financial Statements, the 2000, 1999 and 1998 financial statements have been restated.

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

Portland, Oregon	/s/ Grant Thornton LLP
January 29, 2001, (except for the last paragraph of Note C, as to which the date is February 16, 2001, and Notes E and N, as to which the date is November 28, 2001)

F–1

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31,

	2000	1999
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,309	$48,210
Receivable from clearing organization	8,878,083	7,336,562
Notes and other receivables	1,247,520	671,514
Trading securities, at market value	1,305,989	2,238,798
Investment securities, at market value	13,063,135	14,200,767
Underwriter warrants, at estimated fair value	2,702,000	19,746,000
Prepaid and deferred expenses	865,986	669,599
Deferred income taxes	4,262,000	—

Total current assets	32,429,022	44,911,450

NOTES RECEIVABLE	103,551	1,100,000

FURNITURE AND EQUIPMENT, net	509,676	525,716

INVESTMENT IN REAL ESTATE	169,900	169,900

	$33,212,149	$46,707,066

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$194,399	$814,935
Payable to clearing organization	828,859	1,883,602
Compensation, employee benefits and payroll taxes	1,037,465	3,312,829
Securities sold, not yet purchased, at market value	31,496	65,794
Income taxes payable	3,896,000	1,116,800
Deferred income taxes	—	8,357,900

Total current liabilities	5,988,219	15,551,860

DEFERRED INCOME TAXES	39,100	34,600
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,367,366 and 3,541,235 shares, respectively	1,080,011	732,343
Retained earnings	26,104,819	30,388,263

	27,184,830	31,120,606

	$33,212,149	$46,707,066

The accompanying notes are an integral part of these statements.

F–2

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2000	1999	1998
	(restated)	(restated)	(restated)
Revenues
Commissions	$14,912,599	$15,075,567	$11,324,412
Corporate finance	5,301,316	5,345,619	4,979,691
Investment income (loss)	(6,481,555)	13,877,280	(7,786,262)
Trading income	2,047,418	317,159	589,822
Interest and dividends	91,650	16,641	48,668
Other	4,412	21,316	19,201

	15,875,840	34,653,582	9,175,532

Expenses
Commissions and salaries	15,651,244	15,692,933	10,370,979
Underwriting expenses	522,830	1,350,372	731,035
Rent, telephone and quotation services	961,014	890,708	842,437
Interest expense	85	1,248	60,889
Professional fees	302,952	394,368	389,478
Bad debt expense	436,984	—	267,193
Travel and entertainment	284,542	333,927	283,234
Settlements	59,336	59,000	518,362
Other	1,782,754	1,152,530	1,015,582

	20,001,741	19,875,086	14,479,189

Earnings (loss) before income taxes	(4,125,901)	14,778,496	(5,303,657)
Income tax expense (benefit)	(1,077,687)	5,862,260	(1,948,017)

NET EARNINGS (LOSS)	$(3,048,214)	$8,916,236	$(3,355,640)

Basic earnings (loss) per share	$(.88)	$2.41	$(.86)

Diluted earnings (loss) per share	$(.88)	$2.41	$(.86)

The accompanying notes are an integral part of these statements.

F–3

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three year period ended December 31, 2000

	Common Stock
			Retained Earnings
	Shares	Amount
Balance at December 31, 1997, as previously reported	3,970,536	$794,416	$16,256,322
Restatement (Note N)	—	—	10,088,000

Balance at December 31, 1997 (restated)	3,970,536	794,416	26,344,322
Issuance of common stock in lieu of directors' cash compensation	4,283	16,500	—
Redemption of common stock	(177,967)	(35,593)	(451,323)
Net loss for the year (restated)	—	—	(3,355,640)

Balance at December 31, 1998 (restated)	3,796,852	775,323	22,537,359
Issuance of common stock in lieu of directors' cash compensation	1,783	8,500	—
Redemption of common stock	(257,400)	(51,480)	(1,065,332)
Net earnings for the year (restated)	—	—	8,916,236

Balance at December 31, 1999 (restated)	3,541,235	732,343	30,388,263
Stock option grants	—	317,750	—
Stock options exercised	16,000	71,000	—
Redemption of common stock	(189,869)	(41,082)	(1,235,230)
Net loss for the year (restated)	—	—	(3,048,214)

Balance at December 31, 2000 (restated)	3,367,366	$1,080,011	$26,104,819

The accompanying notes are an integral part of this statement.

F–4

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2000	1999	1998
	(restated)	(restated)	(restated)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net earnings (loss)	$(3,048,214)	$8,916,236	$(3,355,640)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Receipt of underwriter warrants	(2,797,000)	(3,230,000)	(3,263,000)
Unrealized (appreciation) depreciation on investment securities and underwriter warrants	35,797,450	(5,793,395)	7,653,738
Realized (gain) loss on investment securities	(29,316,895)	(8,083,884)	404,441
Deferred income taxes	(12,614,400)	3,157,873	(2,783,273)
Common stock issued for compensation of directors	—	8,500	16,500
Compensation expense on stock option grants	317,750	—	—
Depreciation and amortization	182,785	136,274	89,448
Loss from sale of furniture and equipment	—	—	6,180
Write-down of notes receivable, net of recoveries	436,984	(267,193)	267,193
Interest accrued on notes receivable	(3,551)	—	—
Changes in assets and liabilities
Receivables	(1,454,511)	(6,082,055)	3,051,643
Trading securities	932,809	(119,061)	6,782,065
Income taxes receivable/payable	2,779,200	1,284,859	(66,152)
Prepaid and deferred expenses	(196,387)	(91,043)	(177,711)
Accounts payable and accrued liabilities	(3,950,643)	3,279,288	(5,516,418)
Securities sold, not yet purchased	(34,298)	4,315	(269,250)

Net cash provided by (used in) operating activities	(12,968,921)	(6,879,286)	2,839,764

Cash flows from investing activities
Purchases of investment securities	(117,771,535)	(41,501,353)	(27,439,553)
Proceeds from sale of investment securities	132,268,612	50,636,252	25,400,567
Proceeds from repayment of notes receivable	—	211,725	500,000
Issuance of note receivable	(100,000)	(1,100,000)	(534,385)
Additions to furniture and equipment	(166,745)	(302,661)	(252,352)

Net cash provided by (used in) investing activities	14,230,332	7,943,963	(2,325,723)

F–5

Cash flows from financing activities
Proceeds from issuance of stock	$71,000	$—	$—
Payments to retire common stock	(1,276,312)	(1,116,812)	(486,916)

Net cash used in financing activities	(1,205,312)	(1,116,812)	(486,916)

Net Increase (Decrease) in Cash and Cash Equivalents	56,099	(52,135)	27,125
Cash and cash equivalents at beginning of year	48,210	100,345	73,220

Cash and cash equivalents at end of year	$104,309	$48,210	$100,345

Cash paid during the year for
Interest	$85	$1,248	$61,389

Income taxes	$8,785,000	$1,441,715	$901,408

Noncash investing and financing activity
Repayment of secured demand note collateral agreement	$—	$—	$100,000

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

F–8

    NOTE C—NOTES AND OTHER RECEIVABLES

    Notes and other receivables consist of the following:

	2000	1999
Notes receivable	$741,854	$—
Employees	97,051	558,131
Independent brokers	306,647	59,045
Other	101,968	54,338

	$1,247,520	$671,514

    Employee and independent broker receivables relate principally to advances, expenses, inventory losses and settlements charged to the registered representatives of the subsidiary in excess of commission earnings. For the years ended December 31, 2000, 1999, and 1998, receivables from employees and independent brokers of $175,702, $80,379, and $85,448, respectively, were determined by management to be uncollectible and written off to other operating expenses.

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

F–9

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

F–10

NOTE E—UNDERWRITER WARRANTS

    The estimated fair value of warrants is determined by management using the Black-Scholes option-pricing model, taking into account the exercise price, remaining contractual life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant (see Note A2). The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a one-year restriction period in which the Company cannot exercise the warrants. Significant assumptions used to estimate the fair values of the warrants include the risk-free interest rate, expected volatility factors for the underlying securities and an expected dividend yield for those securities that were expected to pay dividends. The expected volatility factors were determined using historical volatility of the underlying stock if available and historical volatility of a peer group if volatility for the underlying stock is not available.

    The following table summarized activity in underwriter warrants (restated):

Estimated value at January 1, 1998	$21,662,000
Warrants received	3,263,000
Warrants exercised	0
Warrants expired	(1,382,122)
Appreciation (depreciation) in estimated value	(7,265,878)

Estimated fair value at December 31, 1998	16,277,000
Warrants received	3,230,000
Warrants exercised	(4,220,580)
Warrants expired	(252)
Appreciation (depreciation) in estimated value	4,459,832

Estimated fair value at December 31, 1999	19,746,000
Warrants received	2,797,000
Warrants exercised	(12,010,813)
Warrants expired	(15,794)
Appreciation (depreciation) in estimated value	(7,814,393)

Estimated fair value at December 31, 2000	$2,702,000

NOTE F—FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost and consist of the following:

	2000	1999
Office equipment	$1,304,545	$1,173,097
Leasehold improvements	70,571	35,274
Vehicles	65,619	65,619

	1,440,735	1,273,990
Less accumulated depreciation and amortization	931,059	748,274

	$509,676	$525,716

F–11

NOTE G—INCOME TAXES

    Income tax expense (benefit) consists of the following:

	2000	1999	1998
	(restated)	(restated)	(restated)
Current tax expense
Federal	$8,638,164	$1,921,593	$724,613
State	2,899,549	782,794	110,643

	11,537,713	2,704,387	835,256

Deferred tax expense (benefit)
Federal	(9,384,596)	2,798,507	(2,447,332)
State	(3,230,804)	359,366	(335,941)

	(12,615,400)	3,157,873	(2,783,273)

	$(1,077,687)	$5,862,260	$(1,948,017)

    Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes as follows:

	2000	1999	1998
	(restated)	(restated)	(restated)
Income tax expense (benefit) at statutory federal tax rate	$(1,403,000)	$5,025,000	$(1,803,000)
State and local taxes net of federal benefit	(14,000)	644,000	(231,000)
Large corporation incremental rate	252,000	—	—
Permanent and other differences	87,313	193,260	85,983

	$(1,077,687)	$5,862,260	$(1,948,017)

    The deferred income tax asset (liability) consists of the following at December 31,:

	2000	1999
	(restated)	(restated)
Unrealized depreciation (appreciation) on securities	$4,225,100	$(8,473,000)
Accrued expenses	—	48,000
State net operating loss carryforwards	76,000	67,100
Fixed asset depreciation	(39,100)	(34,600)

	$4,262,000	$(8,392,500)

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

F–12

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

NOTE I—EARNINGS PER SHARE

    The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended December 31, 2000:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
1998 (restated)
Basic and diluted earnings (loss) per share
Income (loss) available to common stockholders	$(3,355,640)	3,917,788	$(.86)

1999 (restated)
Basic and diluted earnings per share
Income available to common stockholders	$8,916,236	3,704,360	$2.41

2000 (restated)
Basic and diluted earnings per share
Income available to common stockholders	$(3,048,214)	3,474,142	$(.88)

F–13

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

    The effect of the change on the 2000 financial statements was to increase corporate finance revenue by $2,797,000, increase investment loss by $9,351,000, decrease earnings before income taxes by

F–14

$6,554,000, decrease income tax expense by $2,514,000, decrease net earnings by $4,040,000, decrease basic earnings per share by $1.17 and decrease diluted earnings per share by $1.16. The effect of the change on the 1999 financial statements was to increase corporate finance revenue by $3,230,000, decrease investment income by $7,763,000, decrease earnings before income taxes by $4,533,000, decrease income tax expense by $1,738,000, decrease net earnings by $2,795,000, decrease basic and diluted earnings per share by $.75. The effect of the change on the 1998 financial statements was to increase corporate finance revenue by $3,263,000, increase investment loss by $5,837,000, increase loss before income taxes by $2,574,000, increase income tax benefit by $987,000, increase net loss by $1,587,000, increase basic and diluted loss per share by $.41. The effect of the adjustment on periods prior to 1998 was to increase retained earnings by $10,088,000.

    The effect of the restatement on each of the quarter for the years 2000, 1999 and 1998 is as follows (unaudited and restated):

	Three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Net income (loss), as previously reported	$9,111,084	$(2,384,043)	$(486,768)	$(5,248,487)
Effect of adjustment, net of income taxes	3,085,730	(2,569,730)	(2,106,000)	(2,450,000)

Net income (loss), as restated	$12,196,814	$(4,953,773)	$(2,592,768)	$(7,698,487)

Effect of adjustment on income before income taxes	$5,005,730	$(4,168,730)	$(3,416,000)	$(3,975,000)
Effect of adjustment on income taxes	(1,920,000)	1,599,000	1,310,000	1,525,000

Effect of adjustment, net of income taxes	$3,085,730	$(2,569,730)	$(2,106,000)	$(2,450,000)

Basic earnings (loss) per share, as previously reported	$2.57	$(0.68)	$(0.14)	$(1.55)
Effect of adjustment, net of income taxes	0.87	(0.73)	(0.61)	(0.72)

Basic earnings per share, as restated	$3.44	$(1.41)	$(0.75)	$(2.27)

Diluted earnings (loss) per share, as previously reported	$2.57	$(0.68)	$(0.14)	$(1.55)
Effect of adjustment, net of income taxes	0.87	(0.73)	(0.61)	(0.72)

Diluted earnings per share, as restated	$3.44	$(1.41)	$(0.75)	$(2.27)

	Three months ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Net income, as previously reported	$1,048,963	$3,667,203	$1,176,254	$5,818,816
Effect of adjustment, net of income taxes	(963,000)	878,000	(1,566,000)	(1,144,000)

Net income (loss) as restated	$85,963	$4,545,203	$(389,746)	$4,674,816

Effect of adjustment on income before taxes	$(1,563,000)	$1,424,000	$(2,538,000)	$(1,856,000)
Effect of adjustment on income taxes	600,000	(546,000)	972,000	712,000

Effect of adjustment, net of income taxes	$(963,000)	$878,000	$(1,566,000)	$(1,144,000)

Basic and diluted earnings per share, as previously reported	$0.28	$0.97	$0.32	$1.61
Effect of adjustment, net of income taxes	(0.26)	0.24	(0.43)	(0.32)

Basic and diluted earnings (loss) per share, as restated	$0.02	$1.21	$(0.11)	$1.29

F–15

	Three months ended
	March 31, 1998	June 30, 1998	September 30, 1998	December 31, 1998
Net income (loss), as previously stated	$21,604	$(1,965,490)	$(2,841,563)	$3,016,809
Effect of adjustment, net of income taxes	(1,208,000)	(1,352,000)	(2,500,000)	3,473,000

Net income (loss), as restated	$(1,186,396)	$(3,317,490)	$(5,341,563)	$6,489,809

Effect of adjustment on income before taxes	$(1,960,000)	$(2,193,000)	$(4,055,000)	$5,634,000
Effect of adjustment on income taxes	752,000	841,000	1,555,000	(2,161,000)

Effect of adjustment, net of income taxes	$(1,208,000)	$(1,352,000)	$(2,500,000)	$3,473,000

Basic and diluted earnings (loss) per share, as previously reported	$0.01	$(0.50)	$(0.72)	$0.79
Effect of adjustment, net of income taxes	(0.31)	(0.34)	(0.64)	0.90

Basic and diluted earnings (loss) per share, as restated	$(0.30)	$(0.84)	$(1.36)	$1.69

F–16

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

December 31, 2000

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

F–17

Schedule II

Paulson Capital Corp. and Subsidiary

Valuation and Qualifying Accounts

Years ended December 31, 2000, 1999 and 1998

Description	Balance Beginning of Year	Additions—Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended Dec. 31, 2000	$—	$436,984	$436,984	$—
Year ended Dec. 31, 1999	267,193	—	267,193	—
Year ended Dec. 31, 1998	—	267,193	—	267,193

F–18

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
Paulson Capital Corp. and Subsidiary SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED December 31, 2000
  Schedule II
Paulson Capital Corp. and Subsidiary Valuation and Qualifying Accounts Years ended December 31, 2000, 1999 and 1998