Form 10KSB
period 2001-12-31
PAULSON CAPITAL CORP
filed 2002-03-28
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission file number: 0-18188

FORM 10-KSB

PAULSON CAPITAL CORP.

Name of small business issuer as specified in its charter

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 S.W. Naito Parkway, Suite 200 Portland, OR	97204
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (503) 243–6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year:

$25,337,000

As of March 14, 2002, 3,158,562 shares of the registrant’s common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant’s shares in the over-the-counter market as of such date) was $7,705,175.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2002 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:

Yes ☐   No  ☒

PART I

FORWARD LOOKING STATEMENTS

This report, including, without limitation, “Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates”, “believes”,  “expects”, “intends”, “future” and similar expressions identify forward-looking statements.  Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements.  Because of such factors, we cannot assure you that the results anticipated in this report will be realized.  As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control.  In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy, generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts.  Other factors that may affect our future financial condition or results of operations include the following:

•                      The performance of companies whose securities we have underwritten or otherwise sold to our customers may affect our reputation with other potential syndicate and selling group members and institutional and other retail accounts and may also affect the amount of money in our customers’ portfolios available for the kinds of investments that we offer.

•                      The value of our investment portfolio, including the value of securities without a readily ascertainable market value, that we have estimated for the purpose of reporting on our financial condition and results of operations, may be significantly and adversely affected by changes in the value of the companies themselves or of comparable companies whose stock values we use in estimating the value of our portfolio securities.

•                      We are subject to a very high degree of regulation and are responsible for compliance with applicable regulations by all of our personnel.  A significant regulatory infraction by us or any of our registered representatives could result in significant penalties, including the loss of our license to conduct securities business in one or more jurisdictions.

•                      Alternatives available to our customers to transact securities trades could affect our ability to continue to execute our brokerage customers’ transactions.

•                      The loss of our Chairman, Chester Paulson could have a material adverse impact on our business.

ITEM 1. DESCRIPTION OF BUSINESS

General

Paulson Capital Corp. (“Paulson Capital” or the “Company”), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. (“PIC”), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities.  The Company operates in one industry segment, the financial services industry.  At December 31, 2001, PIC employed 22 brokers and had independent contractor arrangements with 66 brokers registered with the National Association of Securities Dealers, Inc. (“NASD”).  PIC also employed a support staff of 48 persons in its headquarters in Portland, Oregon and in certain of its branch offices.  At December 31, 2001 PIC had 37 branch offices throughout the United States.

Paulson Capital is located at 811 S.W. Naito Parkway, Suite 200, Portland, Oregon 97204.  Its telephone number is (503) 243-6000.

Principal Products, Services and Markets

Virtually all of Paulson Capital’s business is carried on through PIC.  PIC is involved in the purchase and sale of most investment securities but is not involved in commodities or futures.  Four broad categories of securities activities contribute to revenues of PIC: retail brokerage, corporate finance/investment banking, trading and market making (or wholesale).  PIC also receives revenues from gains and losses in investment accounts, from underwriter warrants received in connection with its corporate finance activities, and from other sources.

The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last two fiscal years:

	2001	2000
Securities Brokerage	30%	94%
Corporate Finance	24	34
Investment Income	42	(41)
Trading	4	12
Other	—	1

The table listed above reflects revenue categories and does not take into account any associated expenses. Because Trading and Investment Income are determined by changes in the market value of PIC’s associated accounts, revenue in these categories can be either positive or negative.

Securities Brokerage

                As a securities broker, PIC acts as agent for its customers in the purchase and sale of common and preferred stocks, options, warrants and debt securities traded on securities exchanges or in the over-the-counter (“OTC”) market.  A portion of its revenue is derived from commissions from customers on these transactions. In the OTC market, transactions with customers in securities not listed on an exchange may be effected as principal, rather than agent, primarily in securities for which PIC is a market maker.  Customer transactions in securities are effected either on a cash or margin basis.

PIC also enters into dealer agreements with mutual fund management companies and publicly registered limited partnerships.  Commissions on the sale of these securities are derived from the standard dealers discounts, which range from approximately 1 percent to 8.5 percent of the purchase price of the securities, depending on the terms of the dealer agreement and the amount of the purchase.  PIC does not generally sell interests in limited partnerships that are not publicly registered.

In the case of corporate finance transactions, described below, a portion of the discount applicable to securities placed by PIC’s retail brokerage group is credited to securities brokerage and the commission payable to the broker is recorded as securities brokerage expense.

Pursuant to an agreement between PIC and Correspondent Services Corporation (“CSC”), a UBS PaineWebber Company, CSC carries all of PIC’s customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to PIC customers; (2) settlement of contracts and transactions in securities between PIC and other broker-dealers and between PIC and its customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange.  PIC determines the amount of commission to be charged to its customers on agency transactions and the price of securities purchased or sold in principal transactions.  CSC receives compensation based on the size of the transaction, subject to certain minimum and maximum amounts. The agreement between PIC and CSC may be canceled by either party upon 60 days written notice, which period may be reduced in certain events.  In the event of a liability arising from a bad debt from a customer, PIC is required to indemnify CSC against any loss.  This potential liability is uninsured.

In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC’s business, pursuant to an arrangement under which CSC agrees to finance PIC’s trading accounts.  At December 31, 2001, no net loans were outstanding pursuant to this arrangement.

Corporate Finance

PIC raises capital for its corporate finance clients through public offerings of securities of corporations that are engaged in a variety of businesses.  PIC participates in underwritings of corporate securities as managing underwriter and as a syndicate member.  Management of an underwriting generates more revenue than participation as a member of an underwriting syndicate.  Revenues generated by syndicate participations have not been material.

                PIC acts as the managing underwriter of public offerings of securities that typically range in size from $5 million to $20 million.  PIC underwrites these offerings on a “firm commitment” basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount, after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”), and resells the securities to the public at a specified price. Managing these public offerings involves the risk of loss if PIC is unable to resell at a profit the securities it is committed to purchase.  This risk is usually reduced by accepting other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering.  PIC and the other underwriters may also sell a portion of their commitment through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment.  As an underwriter, PIC is also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission.  PIC has limited insurance to cover its potential liabilities as an underwriter.

The commitment of capital by PIC between the time a firm commitment underwriting agreement becomes effective and the time PIC resells the securities constitutes a charge against its net capital.  Accordingly, PIC’s participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD.  See “Net Capital Requirements.”

Between June 1, 1978 and December 31, 2001 PIC acted as the managing underwriter or co-managing underwriter for 143 securities offerings, raising approximately $920 million for corporate finance clients.  Of these, 88 were initial public offerings.  PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, for a period of five years at a price equal to 120 percent of the public offering price.  A portion of these underwriter warrants are typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering.

Investment Income

For a variety of reasons, PIC holds securities for investment.  Securities held for investment are maintained in investment accounts that are segregated from the trading accounts.  PIC’s investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, PIC makes investments as a principal in companies that are, or are expected to be, corporate finance clients.  The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds.  If the offering is not successful, the debt is typically converted to equity.  PIC also makes investments in companies that are not anticipating an immediate public offering.  In such cases, the investment is typically made in the form of the purchase of restricted equity securities.  Typical investments described in this paragraph have ranged from $100,000 to $600,000.

Trading and Market Making

In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds.  At December 31, 2001, PIC made a market in 33 securities of 23 issuers.  Of these, 19 were corporations for which PIC has acted as managing or co-managing underwriter of public financings.  In addition, at December 31, 2001, PIC held securities of 21 companies in its investment account.  In 2001, the value of securities held in the trading accounts and investment account ranged between $14,431,705 and $26,735,096.  The level of positions carried in PIC’s trading and investment accounts fluctuates significantly.  The size of the securities positions at any date may not be representative of PIC’s exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume.  The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC’s net capital rules.  See “Net Capital Requirements.”

PIC’s market making activities are conducted both with other dealers in the “wholesale market” and with PIC’s customers.  Transactions with customers are effected as principal at a net price equal to the current interdealer price plus or minus the approximate equivalent of a brokerage commission.  In such transactions, the commission is recorded as securities brokerage revenue while any profit or loss attributable to a change in value of the security in PIC’s trading account is recorded as trading profit or loss. PIC’s transactions as principal expose PIC to risk because securities positions are subject to fluctuations in market value and liquidity.  Profits or losses on trading and investment positions depend upon the skills of the employees in PIC’s trading department and employees responsible for taking investment positions.  The trading department is headquartered in PIC’s Portland, Oregon office.

Branch Offices

PIC branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch.  PIC typically receives between 15 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff.  Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch’s expenses.  As of December 31, 2001, PIC had 37 branch offices in California, Connecticut, District of Columbia, Florida, Georgia, Idaho, Nevada, New Jersey, New York, Oregon, Utah, Vermont and Washington.  All of these branches except one in Salem, Oregon are operating as independent contractor offices.  PIC continues to be responsible for all expenses of the Salem office.

Research

PIC employs three persons who devote a majority of their time to gathering and analyzing information intended to provide PIC with an adequate basis for performing its investment banking activities and to provide customers with a regular flow of information on the companies for which PIC has in the past provided investment banking services.

Regulation

PIC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the NASD. It is also registered as a broker-dealer under the laws of all 50 states and Washington, D.C.

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

Net Capital Requirements

PIC is required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67 percent of its aggregate indebtedness.  In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations.  In particular, the value of securities that can be included in net capital is subject to reduction in market value or principal amount. The amount of the required reduction or “haircut” depends on the nature of the security.  As of December 31, 2001, PIC had net capital of $17,621,377, which exceeded its minimum requirement of $111,223 by $17,510,154.  The ratio of aggregate indebtedness of $1,668,348 to net capital of $17,621,377 on December 31, 2001 was approximately 0.09 to 1.  In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction, usually 3-4 days.  This results in a significant temporary increase in PIC’s required net capital.  In some cases, the amount of securities underwritten by PIC has been limited by its net capital.  Any significant reduction in PIC’s net capital, even if PIC were still in compliance with the SEC’s net capital rule for its retail and trading activities, could have a material adverse impact on PIC’s ability to continue its investment banking activities.

Competition

All aspects of PIC’s business are highly competitive.  In its general brokerage activities, PIC competes directly with numerous other broker-dealers, many of which are large well known firms with substantially greater financial and personnel resources than PIC.  Many of PIC’s competitors employ extensive advertising and actively solicit potential clients in order to increase business.  In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients.  PIC also competes with a number of smaller regional brokerage firms.

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

The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business.  In addition, an increasing number of specialized firms now offer “discount” services to individual customers.  These firms generally effect transactions for their customers on an “execution only” basis without offering other services such as portfolio valuation, investment recommendations and research.  A growing number of discount brokerage firms offer their services over the Internet, further decreasing offered commission rates and increasing ease of use for customers.  The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect the Company.  In addition, rapid growth in the mutual fund industry is presenting potential customers of PIC with an increasing number of alternatives to traditional stock brokerage accounts.

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

Employees

At December 31, 2001, PIC had 70 employees, of whom 48 were executives and support staff and 22 were involved in brokerage activities and compensated primarily on a commission basis.  PIC also had independent contractor arrangements with 66 independent contractors, all of whom are compensated solely on a commission basis.  Paulson Capital had no employees separate from PIC.

ITEM 2.          DESCRIPTION OF PROPERTY

PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 2009.  The base monthly rental rate on this lease is currently $22,848.  The rental rate increases every 2-3 years, from $25,704 beginning in June 2002 to $29,988 through the expiration of the lease in June 2009.   PIC’s Salem office leases space under a lease expiring on October 31, 2002 at a monthly rent of $2,922, with rent subject to increases based upon inflation.  The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.  PIC’s other branch offices lease space but, under the terms of the relationship between PIC and these offices, PIC is not responsible for these lease costs.

ITEM 3.          LEGAL PROCEEDINGS

1.  In January 2001, V.J.E. Enterprises, Inc. and Vincent and Diana Nartker, former PIC customers, filed a complaint with PIC regarding the handling of their account by PIC and one of its registered representatives.  They have asserted that their account was mismanaged and that PIC failed to supervise its registered representative.  They have requested that PIC pay them $275,100.  PIC is investigating this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration is filed.

2.  In May 2001, PIC received notice that Eugene V. Doty, a former PIC customer, had made a complaint about the handling of his account at PIC.  Mr. Doty alleges that his account was traded excessively but has not identified what amount, if any, he seeks from PIC or its former broker.  PIC is investigating this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration is filed.

                3.  On November 7, 2001, the Company and PIC were named as defendants in a lawsuit filed by Spirit Partners, L.P. and Tech-Trade Capital LLC.  The lawsuit was filed in the Supreme Court of the State of New York for the County of New York.  The lawsuit alleges that PIC committed fraud and was unjustly enriched in connection with the redemption of warrants issued in the initial public offering of audiohighway.com, for which PIC served as underwriter.  According to plaintiffs, the warrant agreement and prospectus contain different provisions governing the redemption of the warrants.  This allegedly occurred because the redemption provisions were changed during the registration process and the warrant agreement was not amended to reflect the change in provisions.  audiohighway.com’s redemption was proper under the terms of the prospectus, which contains the updated redemption provisions and allowed the issuer to redeem when the closing bid price of the common stock was at least $13.50 for 10 calendar days.  Plaintiffs allege that the redemption was improper under the terms of the warrant agreement, which they allege contains the original redemption provisions and allows the issuer to redeem when the closing bid price of the common stock exceeded $13.50 for 20 consecutive trading says. Plaintiffs also allege that counsel for audiohighway.com and PIC fraudulently concealed the alleged discrepancy between the prospectus and warrant agreement by amending the warrant agreement to be consistent with the prospectus.  Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages.  The lawsuit is in a very early stage and PCC and PIC have not yet responded to the claims or conducted discovery.  However, PCC and PIC believe they have meritorious defenses to these claims and intend to defend the case vigorously.

4.  In January 2002, PIC was served in an arbitration brought by one of its former customers, Patricia Weber, against PIC and its registered representative Melvin Vuckevich.  The arbitration claim alleges unsuitable securities recommendations, misrepresentation, breach of fiduciary duty and negligence.  The claimant is seeking damages of $255,000, interest, an additional return on her portfolio, punitive damages and attorney fees.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

5.  On March 26, 2002, PIC was informed that Louis Barinaga and Stuart MacKenzie, two former PIC customers, had filed separate, though related, lawsuits against PIC. Barinaga and MacKenzie each assert claims against E.Com International, Inc. relating to investments in certain convertible notes of E.Com International, Inc. made between 1999 and 2001; the combined principal amount invested in these notes by these plaintiffs was approximately $882,000. The plaintiffs are seeking return of their principal, interest and attorney fees. Barinaga and MacKenzie assert that PIC had some connection with the sale of the convertible notes through the actions of Marvin Cox, a PIC registered representative. Accordingly, Barinaga and MacKenzie assert that PIC is liable as a material participant under state securities law. PIC has not yet had an opportunity to fully investigate these claims, but believes it has meritorious defenses and intends to defend these claims vigorously.

PIC has information that certain former customers may file claims against it; however, no claims have been asserted at this time.  PIC has no information regarding what amounts, if any, may be sought from PIC but believes the amounts may be material.  PIC has not had an opportunity to fully investigate these claims, but believes it has meritorious defenses and intends to defend these matters vigorously if any claims are filed.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock trades in the over-the-counter market.  The Company’s stock is quoted on the Nasdaq SmallCap Market under the symbol “PLCC,” but it is not actively traded.  The following are high and low sales prices for the common stock for the periods shown.

	2001 Prices		2000 Prices
	High	Low	High	Low
1st Quarter	$6.75	$4.4375	$7.844	$5.156
2nd Quarter	5.30	4.36	8.125	6.500
3rd Quarter	6.05	5.25	8.750	5.688
4th Quarter	6.75	5.55	9.625	5.062

The high and low prices for the first quarter of 2002, through March 14, 2002, were $7.22 and $6.60 respectively.

As of March 14, 2002, there were 3,158,562 shares of the Company’s common stock outstanding and held of record by 111 holders.  The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in “street name” for multiple shareholders.  Based on the number of requests for the Company’s proxy materials for its 2002 annual meeting, the Company believes there are approximately 379 beneficial holders of its common stock.  The Company repurchased 211,304 shares of common stock during 2001.  Additional shares of common stock may be repurchased from time to time in the future.

The Company has never paid a dividend on its common stock.  Net capital requirements may limit the ability of PIC to pay dividends to the Company, which would affect the Company’s ability to pay dividends to its shareholders.  The Company anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not anticipate the payment of dividends.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

SELECTED FINANCIAL DATA

Income Statement Information

	Years Ended December 31,
	2001	2000
	(in thousands, except per share amounts)
Revenues	$25,337	$15,876
Commissions and Salaries	9,563	15,651
Other Expenses	4,178	4,351
Total Expenses	13,741	20,002
Pretax Income (loss)	11,596	(4,126)
Net Income (loss)	7,037	(3,048)
Diluted Earnings (loss) per share	$2.17	$(0.88)
Average number of common shares outstanding	3,240	3,474

Balance Sheet Information

	December 31,
	2001	2000
	(in thousands, except per share amounts)
Total Assets	$38,591	$33,212
Working Capital	32,635	26,441
Short-Term Debt	0	0
Long-Term Debt	0	0
Shareholders’ Equity	33,131	27,185

Overview

Substantially all of our business consists of the securities brokerage and investment banking activities of our wholly owned subsidiary, Paulson Investment Company, Inc., or PIC.  PIC has operations in four principal categories, all of them in the financial services industry.  These categories are:

•     securities brokerage activities for which PIC earns commission revenues;

•     corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;

•     securities trading from which PIC records profit or loss, depending on trading results; and

•     investment income resulting from earnings on, and increases or decreases in the value of, PIC’s investment portfolio.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by conditions in financial markets generally.  In our securities brokerage and corporate finance business, the amount of our revenues depends on levels of market activity requiring the services we provide.  Our investment banking activity, which consists primarily of acting as managing or participating underwriter of initial and follow-on public offerings for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation.  Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice.  Accordingly, fluctuations in brokerage and investment banking revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies.   As a part of our compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public.  The warrants are not exercisable for the first year after the offering in which they are earned and are thereafter exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which we initially sold the securities to the public.  Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements.  Accordingly, the aggregate estimated value of our warrants as of the date of any balance sheet is recorded as an asset on that balance sheet.   When a new warrant is received as a result of our investment banking activity, its estimated value is included in corporate finance revenue on the date on which it is earned.  Subsequently, any change in estimated value is recorded as investment income or loss.  If, and when, a warrant is exercised the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If the warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

                We are estimating the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company’s warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their individual volatility factors are almost entirely based on the historical price volatility of each company’s common stock.  We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

Results of Operations

PIC’s revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC’s investment account, trading inventory positions and underwriter warrants are heavily concentrated.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  PIC’s results of operations depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors.  As a result, revenues and income derived from these activities may vary significantly from year to year.  In the tables below, “Trading Income” is the net gain or loss from trading positions before commissions paid to the representatives in the trading department.  “Investment Income” includes realized gains from the exercise of underwriter warrants, gains and losses from the sales of investment securities, and unrealized gains and losses from underwriter warrants and other investment securities.

Summary of Changes in Major Categories
of Revenues and Expense

	2001 vs. 2000
Revenues:
Sales Commissions	$(7,351,064)	(49.3)%
Corporate Finance	716,201	13.5%
Investment Income	17,182,452	N/A %
Trading Income	(1,038,461)	(50.7)%
Other	(47,622)	(49.6)%

Total	$9,461,506	59.6%

Expenses:
Commissions and Salaries	$(6,088,388)	(38.9)%
Underwriting Expenses	115,360	22.1%
Rent, Telephone & Quotes	14,228	1.5%
Other	(301,631)	(10.5)%

Total	$(6,260,431)	(31.3)%

Pretax Income	$15,721,937	N/A

2001 Compared to 2000

Total revenues for 2001 increased by 59.6 percent from 2000, to $25,337,346 from $15,875,840.  As shown in the table above, sales commissions fell $7,351,064, or 49.3 percent, to $7,561,535 in 2001 from $14,912,599 in 2000.  This decrease resulted primarily from reduced retail sales activity in 2001 relative to 2000.  The Nasdaq Composite Index was down 21 percent in 2001, to 1951.07 at December 31, 2001 from 2470.50 at year-end 2000.  PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.  Corporate finance revenues increased 13.5 percent, or $716,201, in 2001 compared to 2000.  Four transactions were completed in 2001, raising approximately $47 million for the issuers; four transactions were also completed in 2000, raising a total of $63 million for corporate finance clients.  In general, corporate finance revenues are a function of total annual offering proceeds, compensation per offering, and the fair value of underwriter warrants received. Investment income includes realized gains from the exercise of underwriter warrants, gains and losses from the sales of investment securities and unrealized gains and losses from underwriter warrants and other investment securities. Investment income increased $17,182,452, from a loss of $6,481,555 in 2000 to a profit of $10,700,897 in 2001, due to an increase in unrealized appreciation of underwriter warrants held by the Company, based upon the Company’s estimate of their fair value, and gains on positions held. Trading income decreased $1,038,461, or 50.7%, percent, to $1,008,957 in 2001 from $2,047,418 in 2000.  This decrease was primarily due to reduced trading activity in securities generally as well as in the securities of PIC’s corporate finance clients, as a result of the poor economic conditions in 2001, and, in particular the terrorist attacks in September 2001.

                Total expenses decreased by $6,260,431 in 2001 from 2000, a decrease of 31.3 percent to $13,741,310 from $20,001,741.  Commissions and salaries fell $6,088,388, or 38.9 percent, to $9,562,856 in 2001 from $15,651,244 in 2000.  This decrease was primarily due to decreased commission revenues resulting in a lower level of commissions paid. Underwriting expenses increased by $115,360, or 22.1 percent, from 2000.  While the same number of transactions was completed in 2001 as in 2000, the 2001 transactions incurred higher legal and other expenses. Rent, telephone and quote expenses increased to $975,242 in 2001 from $961,014 in 2000, an increase of 1.5 percent.  Other expenses decreased 10.5 percent, to $1,459,840 in 2001 from $1,782,754 in 2000, primarily due to reduced write-downs of notes receivable and no expenses for employee stock option grants in 2001.

The Company had pretax income of $11,596,036 in 2001 compared to a pretax loss of $4,125,901 in 2000, due primarily to a significant increase in investment income.  Independent of investment income, the Company would have had a pretax profit of $895,139 in 2001 compared to a pretax profit of $2,355,654 in 2000. Investment income in 2001 was significantly higher than investment income in 2000, primarily due to greater profits on positions held and unrealized appreciation of underwriter warrants held by the Company, based upon the Company’s estimate of their fair value. This source of income cannot be expected to regularly recur.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  The Company also incurred an income tax expense of $4,558,974 in 2001, compared to a tax benefit of $1,077,687 in 2000.

Liquidity and Capital Resources

Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available.  PIC is also required to maintain net capital as described in “Item 1 - Description of Business — Net Capital Requirements” above.  PIC’s working capital at December 31, 2001 was $30,201,261.  Of PIC’s total assets (net of intercompany accounts) at December 31, 2001 of $35,862,734 approximately 72 percent consisted of securities in PIC’s investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 24 percent consisted of cash, certificates of deposit and receivables from its correspondent broker.

PIC’s securities inventory is stated at fair value.  The liquidity of the market for many of PIC’s securities holdings, however, varies with trends in the stock market.  Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC’s positions could adversely affect the liquidity and prices of the issues held.  In general, falling prices in OTC securities (which make up most of PIC’s trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities.  The overall decline in prices for the very small capitalization OTC securities traded by PIC in 2001, 2000 and 1998 were combined with a general reduction in the liquidity of the markets for these securities.  This situation was the reverse of 1999, 1997, 1996 and 1995, when increases in prices of OTC securities increased the liquidity of the markets for these securities.  PIC’s investment account and trading inventory accounts are stated at fair value, which is at or below quoted market price.  They include shares of restricted stock recorded by PIC, with an original cost of $4,603,101, currently valued at $1,356,859, which the Company believes, based upon available evidence, approximates market value.

                PIC borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC’s trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 2001, no net loans were owed by PIC to CSC pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

The recorded value of our underwriter’s warrants is typically not readily realizable, either because the warrants are not currently exercisable or because their exercise price is more than the price that we could realize if we exercised the warrant and sold the underlying securities.  There is no public market for our underwriter warrants and the warrants themselves are transferable only under very limited circumstances.  Accordingly, their value cannot be realized by selling the warrants themselves.   Underwriter’s warrants exercisable to purchase securities having a value in excess of the exercise price are liquid, subject to restrictions on liquidity applicable to OTC securities generally and discussed in the foregoing paragraph.  The securities issuable on exercise of our underwriter’s warrants are registered under the Securities Act of 1933, as amended, and, in some cases, may also be resold under an exemption from registration.  Accordingly, there is no legal impediment to liquidity with respect to these securities, except during the first year following a company’s public offering.

In 2001, $5,365,320 of net cash was used in operating activities.  The major adjustments to reconcile this result to the Company’s net income included an unrealized gain in investment securities of $12,179,138, receipt of new underwriter warrants valued at $4,016,714, a change in income taxes receivable/payable of $5,742,100, and an increase in trading securities of $253,971, partially offset by a realized loss in investment securities of $1,478,241, a change in deferred income taxes of $6,546,200, a change in receivable from/payable to clearing organization of $1,034,964 and an increase in accounts payable and accrued liabilities of $473,584.  In 2001, $6,394,882 of net cash was provided by investing activities, primarily sales of investment securities exceeding purchases of investment securities. Net cash used in financing activities in 2001 totaled $1,090,933, resulting from payments to repurchase common stock of $1,121,996 exceeding $31,063 in proceeds from the issuance of common stock.

As a securities broker-dealer, the Company’s wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards.  In the unlikely event that PIC was unable to meet these regulatory standards, it would be unable to pay dividends to the Company.  Since PIC is the Company’s only operating business, such a failure could have a material adverse affect on the Company.

At December 31, 2001, the Company had no material commitments for capital expenditures.

In general, the primary sources of PIC’s, and therefore the Company’s, liquidity, including PIC’s trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants, all depend in large part on the trend in the general markets for OTC securities.  Rising OTC price levels will tend to increase the value and liquidity of PIC’s trading positions, the amount that can be borrowed from CSC based upon those positions, and the value of PIC’s underwriter warrants.  The Company believes its liquidity is sufficient to meet its needs for the foreseeable future.

Inflation

Because PIC’s assets are primarily liquid, they are not significantly affected by inflation.  The rate of inflation affects PIC’s expenses, such as employee compensation, office leasing and communications costs.  These costs may not readily be recoverable in the price of services offered by the Company.  To the extent inflation results in rising interest rates and has other adverse effects in the securities markets and the value of securities held in inventory or PIC’s investment account, it may adversely affect the Company’s financial position and results of operations.

ITEM 7.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PART III

All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company’s definitive proxy statement for its 2002 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference, other than the information with respect to executive officers of the Company included below.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of the Company are elected for a term of one year and until their successors are elected and qualify.  Executive officers are appointed by the board of directors and do not have fixed terms of office.  The board of directors and executive officers as of December 31, 2001 are set forth below.  The year each person became a director follows his or her name.

Name	Age	Position(s) with Company	Principal Occupation(s) During Past Five Years
Chester L.F. Paulson (1970)	65	President and Director	Director of Corporate Finance of PIC

Jacqueline M. Paulson (1976)	62	Secretary-Treasurer and Director	Secretary-Treasurer of PIC

Glen Davis (1999)	46	Director	President of PIC since February 1998 (Senior Vice President of PIC until February 1998)

Steve Kleemann (2001)	61	Director	Private Investor

Shannon P. Pratt (1998)	68	Director	Managing Director, Founder – Willamette Management Associates, a business valuation firm

Paul Shoen (1998)	45	Director

Chairman of the Board of Directors and Chief Executive Officer of Pantechnicon Aviation, an operator and lessor of aircraft; private investor; Director – AMERCO, the parent company of U-Haul Trucking Rental, from January 1997 to August 1998

John Westergaard (1998)	70	Director	Publisher/Editor of Westergaard.com, Inc., an Internet publisher of financial “webzines”

Chester L.F. Paulson and Jacqueline M. Paulson are husband and wife.

(a) Exhibits

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)

10.3

Contract with Correspondent Services Corporation, dated July 24, 1992 (Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992)

10.4

Office Lease renewal for the period from 6/1/97 to 5/31/02, dated as of May 6, 1997 (Incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997

10.5	Amendment 1 to Office Lease dated as of May 6, 1997

10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

21.1	Subsidiaries – The Company’s only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

(b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: 3/21/02	By:	/s/ Chester L.F. Paulson
Chester L.F. Paulson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
(1) Principal Executive and Financial Officer

/s/ Chester L.F. Paulson
Chester L.F. Paulson	Chairman of the Board and President	3/19/02

(2) Principal Accounting Officer

/s/ Carol Rice
Carol Rice	Principal Accounting Officer	3/19/02

(3) Directors

/s/ Jacqueline M. Paulson
Jacqueline M. Paulson	Secretary, Treasurer and Director	3/19/02

/s/ Glen Davis
Glen Davis	Director	3/19/02

/s/ Steve Kleemann
Steve Kleemann	Director	3/19/02

/s/ Shannon Pratt
Shannon Pratt	Director	3/19/02

/s/ Paul Shoen
Paul Shoen	Director	3/19/02

/s/ John Westergaard
John Westergaard	Director	3/19/02

Exhibit Number	Description	Page Number
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)

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

10.5	Amendment 1 to the Office Lease dated as of May 6, 1997

10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

21.1	Subsidiaries – The Company’s only subsidiary is Paulson Investment Company, Inc., an Oregon corporation.

Financial Statements and Report of

Independent Certified Public Accountants

Paulson Capital Corp. and Subsidiary

December 31, 2001 and 2000

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

Paulson Capital Corp.

We have audited the accompanying consolidated balance sheet of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying Supplementary Schedule of Warrants Owned as of December 31, 2001 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the two years in the period ended December 31, 2001.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Portland, Oregon	/s/ GRANT THORNTON LLP
February 1, 2002

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,938
Receivable from clearing organization	8,433,039
Notes and other receivables	407,716
Income taxes receivable	1,846,100
Trading securities, at market value	1,559,960
Investment securities, at market value	18,632,580
Underwriter warrants, at estimated fair value	6,165,000
Prepaid and deferred expenses	989,750

Total current assets	38,077,083

FURNITURE AND EQUIPMENT, net	344,349

INVESTMENT IN REAL ESTATE	169,900

Total Assets	$38,591,332

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$369,977
Payable to clearing organization	1,418,779
Compensation, employee benefits and payroll taxes	1,335,471
Securities sold, not yet purchased, at market value	12,846
Deferred income taxes	2,305,200

Total current liabilities	5,442,273

DEFERRED INCOME TAXES	18,100

Total liabilities	5,460,373

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,163,062 shares	1,062,428
Retained earnings	32,068,531

Total shareholders' equity	33,130,959

Total liabilities and shareholders' equity	$38,591,332

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2001	2000
Revenues
Commissions	$7,561,535	$14,912,599
Corporate finance	6,017,517	5,301,316
Investment income (loss)	10,700,897	(6,481,555)
Trading income	1,008,957	2,047,418
Interest and dividends	44,428	91,650
Other	4,012	4,412

	25,337,346	15,875,840

Expenses
Commissions and salaries	9,562,856	15,651,244
Underwriting expenses	638,190	522,830
Rent, telephone and quotation services	975,242	961,014
Interest expense	60,825	85
Professional fees	512,894	302,952
Bad debt expense	111,037	436,984
Travel and entertainment	351,926	284,542
Settlements	68,500	59,336
Other	1,459,840	1,782,754

	13,741,310	20,001,741

Earnings (loss) before income taxes	11,596,036	(4,125,901)

Income tax expense (benefit)	4,558,974	(1,077,687)

NET EARNINGS (LOSS)	$7,037,062	$(3,048,214)

Basic earnings (loss) per share	$2.18	$(.88)

Diluted earnings (loss) per share	$2.17	$(.88)

Weighted average common shares outstanding:
Basic	3,234,157	3,474,142
Diluted	3,239,604	3,474,142

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Two year period ended December 31, 2001

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 1999	3,541,235	$732,343	$30,388,263

Stock option grants	—	317,750	—

Stock options exercised	16,000	71,000	—

Redemption of common stock	(189,869)	(41,082)	(1,235,230)

Net loss for the year	—	—	(3,048,214)

Balance at December 31, 2000	3,367,366	1,080,011	26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

The accompanying notes are an integral part of these statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2001	2000
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$7,037,062	$(3,048,214)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Receipt of underwriter warrants	(4,016,714)	(2,797,000)
Unrealized (appreciation) depreciation on investment securities and underwriter warrants	(12,179,138)	35,797,450
Realized (gain) loss on investment securities	1,478,241	(29,316,895)
Deferred income taxes	6,546,200	(12,614,400)
Compensation expense on stock option grants	—	317,750
Depreciation and amortization	197,465	182,785
Write-down of notes receivable, net of recoveries	111,037	436,984
Interest accrued on notes receivable	(7,486)	(3,551)
Changes in assets and liabilities
Receivables	97,951	87,010
Receivable from/payable to clearing organization	1,034,964	(2,596,264)
Trading securities	(253,971)	932,809
Income taxes receivable/payable	(5,742,100)	2,779,200
Prepaid and deferred expenses	(123,764)	(196,387)
Accounts payable and accrued liabilities	473,584	(2,895,900)
Securities sold, not yet purchased	(18,650)	(34,298)

Net cash used in operating activities	(5,365,320)	(12,968,921)

Cash flows from investing activities
Purchases of investment securities	(34,235,237)	(117,771,535)
Proceeds from sale of investment securities	40,662,257	132,268,612
Issuance of note receivable	—	(100,000)
Additions to furniture and equipment	(32,138)	(166,745)

Net cash provided by investing activities	6,394,882	14,230,332

Cash flows from financing activities
Proceeds from issuance of stock	$31,063	$71,000
Payments to retire common stock	(1,121,996)	(1,276,312)

Net cash used in financing activities	(1,090,933)	(1,205,312)

Net increase (decrease) in cash and cash equivalents	(61,371)	56,099

Cash and cash equivalents at beginning of year	104,309	48,210

Cash and cash equivalents at end of year	$42,938	$104,309

Cash paid during the year for

Interest	$60,825	$85

Income taxes	$3,746,609	$8,785,000

Non-cash items

Conversion of note receivable to investment securities	$741,854	—

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Paulson Capital Corp. (the Company) is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc. (Subsidiary) is a registered broker-dealer in securities under the Securities and Exchange Act of 1934, as amended.  The Subsidiary renders broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Correspondent Services Corporation (CSC), a subsidiary of Paine Webber Group, Inc.  The Subsidiary also acts as lead or participating underwriter for over-the-counter and American Stock Exchange securities offerings.  The Subsidiary conducts business throughout the United States.  The Subsidiary is exempt from the reserve requirements under SEC Rule 15c3-3(k)(2)(ii), since it does not handle or carry customer securities and cash.

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

2.   Security Transactions

Securities transactions and related revenue are recorded on a trade date basis.  Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed.  Tax shelter revenue is recognized at the time individual tax shelter units are sold.  Revenue from the receipt of underwriter warrants received in corporate finance transactions is recognized based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model.  Marketable securities are valued at market value and securities not readily marketable are valued at fair value as determined by management.  The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security if recently purchased adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer.  Changes in the value of these securities are reflected currently in the results of operations.  Underwriter warrants are valued at estimated fair value using the Black-Scholes option-pricing model, taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.  Changes in the estimated fair value of these underwriter warrants are reflected currently in the results of operations.

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

6.   Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

7.   Earnings Per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.  Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.  (Note I).

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

9.   Recently Issued Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.  The adoption of SFAS 141 and 142 had no impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs.  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company believes the adoption of SFAS 143 and 144 will have no significant impact on its financial statements.

F-8

10.   Stock Options

The Company accounts for its stock option plan under SFAS No. 123 “Accounting for Stock-Based Compensation.”  As allowed under this statement, the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123.

NOTE B - RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

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

The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations to the Subsidiary.  In the event of nonperformance, the Subsidiary may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss.  Management does not anticipate nonperformance by customers and counterparties in the above situations.

In addition to the clearing services provided, CSC also loans money to the Subsidiary to finance trading accounts.

NOTE C – NOTES AND OTHER RECEIVABLES

Notes and other receivables consist of the following at December 31, 2001:

Employees	$169,506
Independent brokers	174,480
Other	63,730

$407,716

Employee and independent broker receivables relate principally to advances, expenses, inventory losses and settlements charged to the registered representatives of the Subsidiary in excess of commission earnings.  For the years ended December 31, 2001 and 2000, receivables from employees and independent brokers of $131,383 and $175,702, respectively, were determined by management to be uncollectible and written off to other operating expenses.

NOTE D - TRADING AND INVESTMENT SECURITIES

Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Company’s subsidiary.

The categories of trading securities and their related market values at December 31, 2001 follow:

	Long	Short
Common stock	$1,386,146	$12,846
State and municipal bonds	150,861	—
Corporate bonds	22,953	—

	$1,559,960	$12,846

As a securities broker-dealer, the Subsidiary is engaged in various securities trading and brokerage activities as principal.  In the normal course of business, the Subsidiary has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date.  This obligation is recorded in the financial statements at the market value of the related securities and will incur a trading loss on the securities if the market price increases and a trading gain if the market price decreases subsequent to December 31, 2001.

Investment securities held by the Subsidiary which are readily marketable are stated at market value.  Included in investment securities are certain securities which are not readily marketable.  Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  At December 31, 2001 these securities consist of corporate stocks and warrants at estimated fair value of approximately $1,725,000.  A summary of the investment securities portfolio at December 31, 2001 follows:

Corporate equities	$18,299,150
Corporate warrants	333,430

$18,632,580

Realized gain (loss) included in the determination of net earnings was $(1,478,241) and $29,316,895 for the years ended December 31, 2001 and 2000, respectively.

NOTE E — UNDERWRITER WARRANTS

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

The following table summarized activity in underwriter warrants:

Estimated fair value at December 31, 2000	$2,702,000
Warrants received	4,017,000
Warrants expired	(242,000)
Unrealized appreciation (depreciation) in estimated value	(312,000)
Estimated fair value at December 31, 2001	$6,165,000

NOTE F - FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and consist of the following at December 31, 2001:

Office equipment	$1,334,818
Leasehold improvements	72,436
Vehicles	65,619
1,472,873
Less accumulated depreciation and amortization	1,128,524

$344,349

NOTE G - INCOME TAXES

Income tax expense (benefit) consists of the following:

	2001	2000
Current tax expense
Federal	$(1,626,854)	$8,638,164
State and local	(360,372)	2,898,549

	(1,987,226)	11,536,713

Deferred tax expense (benefit)
Federal	5,295,400	(9,384,596)
State and local	1,250,800	(3,229,804)

	6,546,200	(12,614,400)

	$4,558,974	$(1,077,687)

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes as follows:

	2001	2000
Income tax expense (benefit) at statutory federal tax rate	$3,942,700	$(1,403,000)
State and local taxes net of federal benefit	775,300	(14,000)
Large corporation incremental rate	—	252,000
Permanent and other differences	(159,026)	87,313

	$4,558,974	$(1,077,687)

The deferred income tax asset (liability) consists of the following at December 31, 2001:

Unrealized depreciation (appreciation) on securities	$(2,622,500)
Accrued expenses	27,400
State net operating loss carryforwards	283,700
Fixed asset depreciation	(18,100)
Contribution carryover	6,200

$(2,323,300)

The state net operating loss carryforwards begin to expire in 2004.

NOTE H - COMMON STOCK

The Subsidiary has a key employee stock purchase plan.  Under the plan, the Subsidiary will match funds (up to $25,000) committed by key employees for the purchase of shares of the Company’s common stock.  The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions.  One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration.  The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary.  No participants were named and no purchases of common stock under this plan were made during 2001 or 2000.

The Company’s 1999 Stock Option Plan reserves 500,000 shares of the Company’s common stock for issuance upon exercise of the options.  The Plan provides for the grant of incentive options and nonqualified options.  The options granted during 2000 have an exercise price of $4.4375, vest immediately and expire on August 15, 2004.  The market price at the date of grant was $7.00, which resulted in the Company recording compensation expense of $317,750 during the year ended December 31, 2000.  The estimated fair value of the options at the date of grant, as calculated using the Black-Scholes option-pricing model, was $4.359 per share.  The following table summarizes activity under the Plan for the years ended December 31, 2001 and 2000:

	Shares Under Option	Exercise Price
Balance at December 31, 1999	—	$—
Granted	124,000	4.44
Exercised	(16,000)	4.44
Canceled	—	—

Balance at December 31, 2000	108,000	4.44
Granted	—	—
Exercised	(7,000)	4.44
Canceled	—	—

Balance at December 31, 2001	101,000	4.44

The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS 123).  It applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its Plans.  Had the Company elected to recognize compensation expense based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed by FAS 123, the effect on the Company’s net income and earnings per share would have been to decrease net income and earnings per share by approximately $134,000 and $.04 for the year ended December 31, 2000.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 55%; risk-free interest rate of 6.2% and expected life of 4 years.

NOTE I - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the two years in the period ended December 31, 2001:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
2000
Basic and diluted earnings (loss) per share
Loss allocable to common stockholders	$(3,048,214)	3,474,142	$(.88)

2001
Basic earnings per share
Earnings available to common stockholders	$7,037,062	3,234,157	$2.18

Effect of dilutive securities
Stock options	$—	5,447

Diluted earnings per share
Earnings available to common stockholders	$7,037,062	3,239,604	$2.17

NOTE J - LEASES

Future minimum payments required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

Year ending December 31,
2002	$323,385
2003	308,448
2004	308,448
2005	323,442
2006	334,152
Thereafter	858,942

$2,456,817

The leases provide for payment of taxes and other expenses by the Company.  Rental expense for the years ended December 31, 2001 and 2000 approximated $280,000 and $272,000, respectively.

NOTE K - EMPLOYEE BENEFIT PLANS

Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan.  Plan contributions are determined by the Board of Directors.  Contributions to the plan for the years ended December 31, 2001 and 2000 were $400,000 and $300,000, respectively.

NOTE L - CONTINGENCIES

The Company and its Subsidiary have been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages.  As preliminary hearings and discovery in these cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Company’s financial statements, if any.  Management denies the charges in these legal actions and is vigorously defending against them.  No provision for liability, if any, that may result from the above contingencies has been made in the financial statements.

NOTE M – NET CAPITAL REQUIREMENT

The Subsidiary is subject to the net capital rule (Rule 15c3–1) of the Securities and Exchange Commission.  This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its “aggregate indebtedness” exceeds fifteen times its “net capital” as those terms are defined by the rule.  At December 31, 2001, the Subsidiary’s net capital and required net capital were $17,621,377 and $111,223, respectively, and its ratio of aggregate indebtedness to net capital was .09 to 1.  The Subsidiary’s absolute minimum net capital requirement is $100,000.

   Schedule  I

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

December 31, 2001

Description	Number of Warrants	Exercise Price Per Share/Unit	Expiration Date
AdStar, Inc. (units) ERC* 12-17-00	60,500	$7.20	2004, 12/16
AdStar, Inc. ERC 9-25-01	149,000	$1.80	2005, 09/25
Advantage Marketing Systems Inc. (units) ERC 11-12-98	65,520	$5.40	2002, 11/12
audiohighway.com (units) ERC 12-17-99	163,900	$7.80	2003, 12/17
AVI Biopharma, Inc. (units) ERC 6-3-98 (ANTIVIRALS)	112,700	$10.80	2002, 06/03
AVI Biopharma, Inc. ERC 7-26-01	151,014	$8.70	2005, 07/26
Beta Oil & Gas, Inc. ERC 7-30-00	9,300	$7.50	2004, 07/30
Beta Oil & Gas, Inc. #2 ERC 6-29-01	1,850	$9.25	2006, 06/29
Charles & Colvard, Ltd. ERC 11-14-98 (C3, Inc.)	214,592	$18.00	2002, 11/14
Careside, Inc. (units) ERC 06-15-00	92,650	$9.00	2004, 06/15
Caring Products International, Inc. (units) ERC 12-9-98	83,075	$6.00	2002, 12/09
Cell Robotics International, Inc. (units) ERC 2-2-99	29,800	$9.90	2003, 02/01
Creative Products Intl. ERC 7-01-01	30,000	$1.50	2006, 06/30
Dag Media, Inc. ERC 05-12-00	90,562	$7.80	2004, 05/12
E.Com International, Inc. ERC 12-5-97	75,587	$3.50	2002, 12/31
GMX Resources, Inc. (units) ERC 2-12-01	76,475	$9.60	2006, 02/12
GMX Resources, Inc. #2 ERC 7-18-02	126,650	$6.60	2006, 07/18
Hometown Auto Retailers, Inc. ERC 7-28-99	120,690	$10.80	2003, 07/28
Imageware Systems, Inc. (units) ERC 3-30-01	106,323	$9.60	2005, 03/30
microHelix, Inc. ERC 11-16-02	127,462	$7.20	2006, 11/16
Pacific Mercantile Bancorp ERC 6-15-01	158,350	$9.60	2005, 06/14
Premium Cigars International, Ltd. ERC 8-21-98	2,000	$8.40	2002, 08/21
Taser International, Inc. ERC 5-07-02	49,649	$15.60	2006, 05/07
3D shopping.com (units) ERC 07-20-00	73,466	$14.40	2004, 07/20
WSG Systems, Inc. ERC 4-8-99	11.026	$6,000.00	2003, 03/31

* ERC = date exercisable

   Schedule  II

Valuation and Qualifying Accounts

Years ended December 31, 2001 and 2000

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year
Allowance for doubtful accounts:

Year ended Dec. 31, 2001	$—	$111,037	$111,037	$—
Year ended Dec. 31, 2000	—	436,984	436,984	—