Form 10QSB
period 2002-03-31
PAULSON CAPITAL CORP
filed 2002-05-13
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-18188

PAULSON CAPITAL CORP.

Exact name of small business issuer as specified in its charter

811 S.W. Naito Parkway

Portland, OR 97204

(Address of principal executive offices)

(503) 243-6000

(Issuer’s telephone number)

                Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, no par value—3,137,311 shares as of May 9, 2002

                Transitional Small Business Disclosure Format (check  one): Yes ☐  No ☒

                PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	3/31/02	12/31/01

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,588	$42,938
Receivable from clearing organization	3,962,340	8,433,039
Notes and other receivables	1,051,202	407,716
Trading securities, at market value	2,134,212	1,559,960
Investment securities, at market value	22,007,956	18,632,580
Underwriter warrants, at estimated fair value	5,406,000	6,165,000
Prepaid and deferred expenses	807,593	989,750
Income taxes receivable	2,116,195	1,846,100

Total Current Assets	37,504,086	38,077,083

FURNITURE AND EQUIPMENT, net	323,355	344,349

INVESTMENT IN REAL ESTATE	169,900	169,900

Total Assets	$37,997,341	$38,591,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$271,951	$369,977
Payable to clearing organization	2,214,574	1,418,779
Compensation, employee benefits and payroll taxes	443,779	1,335,471
Securities sold, not yet purchased, at market value	25,823	12,846
Deferred income taxes	2,305,200	2,305,200

Total Current Liabilities	5,261,327	5,442,273

Deferred income taxes	18,100	18,100

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,158,562 at 3-31-02 and 3,163,062 at 12-31-01	1,094,928	1,062,428
Retained earnings	31,622,986	32,068,531

Total Shareholders’ Equity	32,717,914	33,130,959

Total Liabilities and Shareholders’ Equity	$37,997,341	$38,591,332

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2002	2001

Revenues
Commissions	$1,627,141	$1,931,901
Corporate finance	77,323	1,588,482
Investment income	966,336	(1,787,666)
Trading income	(308,019)	215,977
Interest and dividends	20,864	10,864
Other	117	673

Total Revenues	2,383,762	1,960,231

Expenses
Commissions and salaries	2,068,424	2,016,889
Underwriting expenses	—	217,397
Rent, telephone and quotation services	253,722	255,104
Interest expense	7,130	3
Professional fees	143,299	71,599
Bad debt expense	30,000	30,000
Travel and entertainment	69,478	62,201
Settlements	85,000	1,050
Other	322,504	338,816

Total Expenses	2,979,557	2,993,059

Earnings (loss) before income taxes	(595,795)	(1,032,828)
Provision for income taxes
Current	(235,000)	(526,730)
Deferred	—	109,000

Net Earnings (Loss)	$(360,795)	$(615,098)

Earnings (loss) per share, basic and diluted	$(0.11)	$(0.18)

Weighted average number of shares outstanding, basic and diluted	3,159,845	3,325,833

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the two year period ended December 31, 2000 and 2001 and the three months ended March 31, 2002 (unaudited)

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 1999	3,541,235	$732,343	$30,388,263

Stock option grants	—	317,750	—

Stock options exercised	16,000	71,000	—

Redemption of common stock	(189,869)	(41,082)	(1,235,230)

Net loss for the year	—	—	(3,048,214)

Balance at December 31, 2000	3,367,366	1,080,011	26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	1,062,428	32,068,531

Stock options exercised	8,000	35,500	—

Redemption of common stock	(12,500)	(3,000)	(84,750)

Net loss for year to date	—	—	(360,795)

Balance at March 31, 2002	3,158,562	$1,094,928	$31,622,986

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2002	2001
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$(360,795)	$(615,098)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Receipt of underwriter warrants	(68,391)	—
Unrealized (appreciation) depreciation on investment securities	1,145	1,423,537
Realized gain on investment securities	(967,482)	(852,971)
Depreciation and amortization	49,189	50,602
Deferred income taxes	—	109,000
Change in assets and liabilities
Receivables	3,827,213	5,134,311
Trading securities	(574,252)	202,035
Prepaid and deferred expenses	182,157	592,694
Income taxes receivable	(270,095)	—
Accounts payable and accrued liabilities	(193,923)	(791,115)
Securities sold, not yet purchased	12,977	62,253

Income taxes payable	—	(3,176,749)

Net cash provided by operating activities	1,637,743	2,138,499

Cash flows from investing activities
Purchases of investment securities	(8,622,285)	(10,890,701)
Proceeds from sale of investment securities	7,040,637	9,270,619
Additions to furniture and equipment	(28,195)	(8,538)

Net cash provided by (used in) investing activities	(1,609,843)	(1,628,620)

Cash flows from financing activities
Proceeds from exercise of stock options	35,500	—
Payments to retire common stock	(87,750)	(486,248)

Net cash provided by (used in) financing activities	(52,250)	(486,248)

Net increase (decrease) in cash and cash equivalents	(24,350)	23,631

Cash and cash equivalents at beginning of period	42,938	104,309

Cash and cash equivalents at end of period	$18,588	$127,940

Cash paid during the three months for
Interest	$7,130	$3

Income taxes	$35,095	$2,650,019

The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the information shown therein. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2. Securities Owned

                Gains and losses from the disposition of securities owned are reflected in trading revenues on the income statement for the period.

3.  Commitments and Contingencies

                In January 2001, V.J.E. Enterprises, Inc. and Vincent and Diana Nartker, former PIC customers, filed a customer complaint with PIC regarding the handling of their account by PIC and one of its registered representatives. They have asserted that their account was mismanaged and that PIC failed to supervise its registered representative. They have requested that PIC pay them $275,100. PIC is investigating this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration is filed.

                In May 2001, PIC received notice that Eugene V. Doty, a former PIC customer, had made a customer complaint about the handling of his account at PIC. Mr. Doty alleges that his account was traded excessively but has not identified what amount, if any, he seeks from PIC or its former brokers.  PIC is investigating this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration is filed.

                On November 7, 2001, the Company and PIC were named as defendants in a lawsuit filed by Spirit Partners, L.P. and Tech-Trade Capital LLC.  The lawsuit was filed in the Supreme Court of the State of New York for the County of New York.  The lawsuit alleges that PIC committed fraud and was unjustly enriched in connection with the redemption of warrants issued in the initial public offering of audiohighway.com, for which PIC served as underwriter.  According to plaintiffs, the warrant agreement and prospectus contain different provisions governing the redemption of the warrants.  This allegedly occurred because the redemption provisions were changed during the registration process, and the warrant agreement was not amended to reflect the change in provisions.  audiohighway.com’s redemption was proper under the terms of the prospectus, which contains the updated redemption provisions and allowed the issuer to redeem when the closing bid price of the common stock was at least $13.50 for 10 calendar days.  Plaintiffs allege that the redemption was improper under the terms of the warrant agreement, which they allege contains the original redemption provisions and allows the issuer to redeem when the closing bid price of the common stock exceeded $13.50 for 20 consecutive trading days.  Plaintiffs also allege that counsel for audiohighway.com and PIC fraudulently concealed the alleged discrepancy between the prospectus and warrant agreement by amending the warrant agreement to be consistent with the prospectus. Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages.  The lawsuit is in a very early stage and PCC and PIC have not yet responded to the claims or conducted discovery.  However, PCC and PIC believe that they have meritorious defenses to these claims and intend to defend the case vigorously.

                In January 2002, PIC was served in an arbitration brought by one of its former customers, Patricia Weber, against PIC and its registered representative Melvin Vuckevich.  The arbitration claim alleges unsuitable securities recommendations, misrepresentation, breach of fiduciary duty and negligence.  The claimant is seeking damages of $255,000, interest, an additional return on her portfolio, punitive damages and attorney fees.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend these matters vigorously.

                In March 2002, PIC and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC has asserted that the claims are subject to arbitration and both plaintiffs have agreed to pursue their claims in arbitration.  PIC has not had an opportunity to fully investigate these claims, but believes it has meritorious defenses and intends to defend this matter vigorously.

                In addition to the matters described above, PIC has information that certain former customers may file claims against it; however, no such claims have been asserted at this time.  PIC has no information regarding what amounts, if any, may be sought from PIC but believes the amounts may be material.  PIC has not had an opportunity to fully investigate these claims, but believes it has meritorious defenses and intends to defend these matters vigorously if any claims are filed.

                An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. PIC also has been named in certain other legal proceedings and has received notice that certain customers may commence legal proceedings against PIC. The Company believes, based upon information received to date and, where the Company believes it appropriate, discussions with legal counsel, that resolution of this additional pending or threatened litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

                FORWARD LOOKING STATEMENTS

                This report, including, without limitation, “Item 2: Management’s Discussion and Analysis or Plan of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements.  Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements.  Because of such factors, we cannot assure you that the results anticipated in this report will be realized.  As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control.  In particular, factors, such as the condition of securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts.  Other factors that may affect our future financial condition or results of operations include the following:

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

•	Alternatives available to our customers to transact securities trades could affect our ability to continue to execute our brokerage customers’ transactions.

•	The loss of our Chairman, Chester Paulson, could have a material adverse impact on our business.

Overview

                Substantially all of our business consists of the securities brokerage and investment banking activities of our wholly owned subsidiary, Paulson Investment Company, Inc., or PIC. PIC has operations in four principal categories, all of them in the financial services industry. These categories are:

•	securities brokerage activities for which PIC earns commission revenues;

•	securities trading from which PIC records profit or loss, depending on trading results;

•	corporate finance revenues consisting principally of underwriting discounts, underwriter warrants received, and other compensation from investment banking activities; and

•	investment income resulting from earnings on, and increases or decreases in the value of, PIC’s investment portfolio.

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

                Our investment income or loss and, to a lesser extent, our trading income or loss are affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has in recent years been extreme. The results of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss from these operations and substantial increases or decreases in our net worth as our securities holdings are marked to market.

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

                We are estimating the value of our underwriter warrants using the Black–Scholes Option Pricing Model.  The Black-Scholes model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company’s warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their volatility factor is almost entirely based on each company's own historical prices. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

Results of Operations

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

                 The revenues and operating results of the Company’s operating subsidiary, Paulson Investment Company, Inc. (“PIC”), are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC’s investment account, trading inventory positions and underwriter warrants are heavily concentrated. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another. PIC’s financial results depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. In the table below, “Trading Income” is the net gain or loss from trading positions before commissions paid to the representatives in the trading department.

Summary of Changes in Major Categories

of Revenues and Expenses

	Quarters Ended 3/31/02 vs. 3/31/01

	increase /(decrease)
Revenues:
Sales Commissions	$(304,760)	(15.8)%
Corporate Finance	(1,511,159)	(95.1)%
Investment Income	2,754,002	N/A
Trading Income	(523,996)	N/A
Other	9,444	81.8%

Total	$423,531	21.6%

Expenses:
Commissions and Salaries	$51,535	2.5%
Underwriting Expenses	(217,397)	(100.0)%
Rent, Telephone and Quotes	(1,382)	(0.5)%
Other	153,742	30.5%

Total	$(13,502)	(.5)%

Pretax Income	$437,033	42.3%

                Total revenues for the first quarter of 2002 rose 21.6 percent from the first quarter of 2001, from $1,960,231 to $2,383,762. As shown in the table above, sales commissions fell $304,760, from $1,931,901 in the first quarter of 2001 to $1,627,141 in the comparable 2002 period. This decrease resulted primarily from the less favorable price movements and trading levels in the stock market, especially the market for the very small capitalization issues (the primary focus of PIC’s investment banking and trading businesses) in the 2002 quarter compared to 2001. The Nasdaq Composite fell 5.39 percent in the first quarter of 2002 and fell 25.5 percent in the first quarter of 2001. Corporate finance revenue fell to $77,323 in the first quarter of 2002, down 95.1 percent from $1,588,482 for the first quarter of 2001. One corporate finance transaction for $10 million was completed in the first quarter of 2001; no transactions were closed in the first quarter of 2002. Corporate finance revenue is directly related to the amount of money raised in completed investment banking transactions. Investment income rose from a loss of $1,787,666 in the first quarter of 2001 to a gain of $966,336 in the first quarter of 2002. There were no underwriter warrant exercises in 2001 or 2002 for the quarter ending March 31. There was a small loss in underwriter warrant value, but this loss was more than offset by net gains in other investment securities in the first quarter of 2002. Trading income decreased $523,996, to a loss of $308,019 in the first quarter of 2002 from a gain of $215,977 in the comparable 2001 period. This decrease was also due to decreased prices and trading in the market for very small capitalization companies described above. Other income increased $9,444, from $11,537 in the first quarter of 2001 to $20,981 in the 2002 quarter, due primarily to an increase in interest and dividend income.

                Total expenses fell $13,502 in the first quarter of 2002 from the comparable 2001 period, a decrease of .5 percent, from $2,993,059 to $2,979,557. Commissions and salaries rose $51,535, or 2.5 percent, from $2,016,889 in the 2001 period to $2,068,424 in 2002. This increase was primarily due to higher bonus and compensation arrangements related to increased investment income.  Underwriting expenses fell $217,397, from $217,397 in the 2001 quarter to $0 in the first quarter of 2002. No transactions were completed in the 2002 period, while one transaction was completed in 2001. Rent, telephone and quote expenses decreased from $255,104 in the 2001 period to $253,722 in 2002, a decrease of .5 percent. The aggregate of all other expenses rose 30.5 percent, from $503,669 in the first quarter of 2001 to $657,411 in the first quarter of 2002, primarily due to an increase in professional services expenses and a lawsuit settlement.

                The Company had a pretax loss of $1,032,828 in the first quarter of 2001 compared to a pretax loss of $595,795 in the comparable 2002 period, primarily due to an increase in investment income that more than offset decreases in corporate finance revenues and trading income. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.

                The Company also had an estimated tax benefit of $417,730 for the first quarter of 2001, compared to an estimated tax benefit in the first quarter of 2002 of $235,000. Independent of investment income, the Company would have had a pre-tax loss of $1,562,131 for the first quarter of 2002 and a pre-tax profit of $754,838 for the first quarter of 2001.

Liquidity and Capital Resources

                The majority of PIC’s assets are cash and assets readily convertible to cash. PIC’s securities inventory is stated at market value. The liquidity of the market for many of PIC’s securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC’s positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of PIC’s trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The decline in prices for the OTC securities traded by PIC to date in 2002 and late 2001 was combined with a general decrease in the liquidity of the markets for these securities. PIC’s investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

                PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts. As of March 31, 2002, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

                Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter exercisable for four years, after which they expire. The exercise price is typically 120% of the price at which we initially sold the securities to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 2002, PIC owned 27 underwriter warrants (from 22 issuers), of which 24 were currently exercisable; three had an exercise price below the current market price of the securities receivable upon exercise. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

                In the three months ended March 31, 2002, $1,637,743 of net cash was provided by operating activities of the Company. The major adjustments to reconcile this result to the Company’s net loss of $360,795 include a decrease in receivables of $3,827,213 and pre-paid expenses of $182,157 partially offset by a realized gain in investment securities of $967,482, an increase in trading securities of $574,252, an increase in income taxes receivable of $270,095, and a decrease in accounts payable/accrued liabilities of $193,923. In the 2002 first quarter, $1,609,843 of net cash was used by the Company in investing activities, the result of $7,040,637 from the sale of investment securities being more than offset by the purchase of $8,622,285 of investment securities and $28,195 of additions to furniture and equipment. $52,250 in cash was used in financing activities by the Company in the quarter, the result of payments to retire common stock of $87,750, partially offset by option exercises of $35,500.

                As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards. At March 31, 2002, the Company had no material commitments for capital expenditures.

                In general, the primary ongoing sources of PIC’s, and therefore the Company’s, liquidity, including PIC’s trading positions, borrowings on those positions and profits recognized from underwriter warrants, all depend in large part on the trend in the general markets for OTC securities. Rising OTC price levels will tend to increase the value and liquidity of PIC’s trading positions, the amount that can be borrowed from its clearing firm based upon those positions, and the value of PIC’s underwriter warrants. The Company believes its liquidity is sufficient to meet its needs for the foreseeable future.

Inflation

                Because PIC’s assets are primarily liquid, they are not significantly affected by inflation. The rate of inflation affects PIC’s expenses, such as employee compensation, office leasing and communications costs. These costs may not be readily  recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects in the securities markets and the value of securities held in inventory or PIC’s investment account, it may adversely affect the Company’s financial position and results of operations.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I.

Item 2.	Changes in Securities.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits—None

No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act , the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULSON CAPITAL CORP.
Date:	May 9, 2002
		By:	/s/ CHESTER L.F. PAULSON

Chester L.F. Paulson President

		By:	/s/ CAROL A. RICE
Date:	May 9, 2002

Carol A. Rice Principal Accounting Officer