Form 10QSB
period 2002-06-30
PAULSON CAPITAL CORP
filed 2002-08-14
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common stock, no par value—3,137,311 shares as of July 31, 2002

Transitional Small Business Disclosure Format (check  one): Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	6/30/02	12/31/01
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,735	$42,938
Receivable from clearing organization	4,667,084	8,433,039
Notes and other receivables	931,311	407,716
Trading securities, at market value	1,914,507	1,559,960
Investment securities, at market value	14,685,904	18,632,580
Underwriter warrants, at estimated fair value	2,796,000	6,165,000
Prepaid and deferred expenses	761,880	989,750
Income taxes receivable	1,272,369	1,846,100
Deferred income taxes	1,174,800	—

Total Current Assets	28,210,590	38,077,083

FURNITURE AND EQUIPMENT, net	320,718	344,349

INVESTMENT IN REAL ESTATE	169,900	169,900

Total Assets	$28,701,208	$38,591,332

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(continued)

	6/30/02	12/31/01
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$155,075	$369,977
Payable to clearing organization	1,510,112	1,418,779
Compensation, employee benefits and payroll taxes	343,668	1,335,471
Securities sold, not yet purchased, at market value	370,908	12,846
Deferred income taxes	—	2,305,200

Total Current Liabilities	2,379,763	5,442,273

Deferred income taxes	18,100	18,100

Shareholders’ Equity
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,137,311 at 6/30/02 and 3,163,062 at 12/31/01	1,089,615	1,062,428
Retained earnings	25,213,730	32,068,531

Total Shareholders’ Equity	26,303,345	33,130,959

Total Liabilities and Shareholders’ Equity	$28,701,208	$38,591,332

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	6/30/02	6/30/01	6/30/02	6/30/01

Revenues
Commissions	$1,698,313	$2,023,916	$3,325,454	$3,955,817
Corporate finance	8,332	1,456,576	85,655	3,045,058
Investment income	(9,400,728)	9,940,071	(8,434,392)	8,152,405
Trading income	(120,335)	633,178	(428,354)	849,155
Interest and dividends	18,809	7,629	39,673	18,493
Other	617	352	734	1,025

	(7,794,992)	14,061,722	(5,411,230)	16,021,953
Expenses
Commissions and salaries	1,738,766	3,130,003	3,807,190	5,146,892
Underwriting expenses	——	161,274	——	378,671
Rent, telephone and quotation services	210,973	254,862	464,695	509,966
Interest expense	——	40,796	7,130	40,799
Professional fees	163,715	49,935	307,014	121,534
Bad debt expense	30,000	30,000	60,000	60,000
Travel and entertainment	93,636	82,707	163,114	144,908
Settlements	——	5,950	85,000	7,000
Other	381,760	722,824	704,264	1,061,640

	2,618,850	4,478,351	5,598,407	7,471,410

Earnings (loss) before income taxes	(10,413,842)	9,583,371	(11,009,637)	8,550,543

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued) (unaudited)

	Three months ended		Six months ended
	6/30/02	6/30/01	6/30/02	6/30/01

Provision for income taxes
Current	(685,000)	326,730	(920,000)	(200,000)
Deferred	(3,480,000)	3,467,000	(3,480,000)	3,576,000

Net Earnings (Loss)	$(6,248,842)	$5,789,641	$(6,609,637)	$5,174,543

Earnings (loss) per share, basic and diluted	$(1.99)	$1.77	$(2.10)	$1.57

Weighted average number of shares outstanding, basic	3,142,700	3,268,066	3,151,313	3,286,253

Weighted average number of shares outstanding, diluted	3,142,700	3,268,066	3,151,313	3,289,010

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the two year period ended December 31, 2001

and the six months ended June 30, 2002

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 1999	3,541,235	$732,343	$30,388,263

Stock option grants	—	317,750	—

Stock options exercised	16,000	71,000	—

Redemption of common stock	(189,869)	(41,082)	(1,235,230)

Net loss for the year	—	—	(3,048,214)

Balance at December 31, 2000	3,367,366	$1,080,011	$26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

Stock options exercised (unaudited)	8,000	35,500	—

Redemption of common stock (unaudited)	(33,751)	(8,313)	(245,164)

Net loss for year to date (unaudited)	—	—	(6,609,637)

Balance at June 30, 2002 (unaudited)	3,137,311	$1,089,615	$25,213,730

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2002	2001
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$(6,609,637)	$5,174,543
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Receipt of underwriter warrants	(68,391)	—
Unrealized (appreciation) depreciation on investment securities	8,698,671	(7,040,027)
Realized (gain) loss on investment securities	(264,279)	(3,173,752)
Depreciation and amortization	96,103	100,191
Deferred income taxes	(3,480,000)	3,576,000
Change in assets and liabilities
Receivables	3,242,360	2,545,760
Trading securities	(354,547)	(1,129,878)
Prepaid and deferred expenses	227,870	637,862
Accounts payable and accrued liabilities	(1,115,372)	1,436,305
Securities sold, not yet purchased	358,062	101,797
Income taxes payable/receivable	573,731	(3,606,438)

Net cash provided by (used in) operating activities	1,304,571	(1,377,637)

Cash flows from investing activities
Purchases of investment securities	(10,561,492)	(19,118,044)
Proceeds from sale of investment securities	9,511,167	21,310,980
Additions to furniture and equipment	(72,472)	(16,920)

Net cash provided by (used in) investing activities	$(1,122,797)	$2,176,016

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued) (unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from financing activities
Proceeds from exercise of stock options	35,500	—
Payments to retire common stock	(253,477)	(774,085)

Net cash provided by (used in) financing activities	(217,977)	(774,085)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,203)	24,294

Cash and cash equivalents at beginning of period	42,938	104,309

Cash and cash equivalents at end of period	$6,735	$128,603

Cash paid during the three months for

Interest	—	$40,796

Income taxes	—	$2,596,650

The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in Item 310(b) of Regulation S–B and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the information shown therein.  The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2. Securities Owned

                Gains and losses from the disposition of securities are reflected as trading revenues in the income statement for the period.

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

Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages. The lawsuit has been stayed, pending mandatory arbitration before the NASD.  The arbitration is in a very early stage and PIC has not yet conducted discovery.  However, PCC and PIC believe that they have meritorious defenses to these claims and intend to defend the case vigorously.

                In January 2002, PIC was served in an arbitration brought by one of its former customers, Patricia Weber, against PIC and its registered representative Melvin Vuckevich.  The arbitration claim alleges unsuitable securities recommendations, misrepresentation, breach of fiduciary duty and negligence.  The claimant is seeking damages of $255,000, interest, an additional return on her portfolio, punitive damages and attorney fees.  PIC has filed its answer.  PIC believes it has meritorious defenses and intends to defend these matters vigorously.

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

                In March 2002, PIC and one of its registered representatives, Melvin Vuckevich, were named as respondents in arbitration claims filed by former customers Paul and Mary Herold.  The Herolds claim they were misled into purchasing unsuitable securities and allege damages of $70,000 plus unspecified punitive damages.  This case is in the early stages of discovery, but PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                General

                                FORWARD-LOOKING STATEMENTS

                This report, including, without limitation, “Item 2: Management’s Discussion and Analysis or Plan of Operation,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements.  Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements.  Because of such factors, we cannot assure you that the results anticipated in this report will be realized.  As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control.  In particular, factors, such as the condition of securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts.  Other factors that may affect our future financial condition or results of operations include the following:

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

                Because we operate in the financial services industry, our revenues and earnings are substantially affected by conditions in financial markets generally. In our securities brokerage and corporate finance businesses, the amount of our revenues depends substantially on levels of market activity requiring the services we provide. For example, our investment banking activity, which consists primarily of acting as managing or participating underwriter of initial and follow-on public offerings for smaller companies, depends on the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

                We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements.  Accordingly, the aggregate estimated value of our warrants as of the date of any balance sheet is recorded as an asset on that balance sheet. When a new warrant is earned as a result of our investment banking activity, its estimated value is included in corporate finance revenue for the period in which it is earned. In subsequent periods, any change in estimated value is recorded as investment income or loss for the period. If, and when, a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If the warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

                We are estimating the value of our underwriter warrants using the Black–Scholes Option Pricing Model.  The Black-Scholes model requires us to use historical price data combined with various assumptions and judgments to develop the inputs for the model. In particular, we have calculated a volatility factor for each company’s warrants that is based on its own stock price movements as well as an index: as our warrants get closer to their expiration date their volatility factor is almost entirely based on each company’s own historical prices. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

increase/(decrease)

	Quarters Ended June 30		Six Months Ended June 30
	2002 vs. 2001		2002 vs. 2001
Revenues:
Sales Commissions	$(325,603)	(16.1)%	$(630,363)	(15.9)%
Corporate Finance	(1,448,244)	(99.4)%	(2,959,403)	(97.2)%
Investment Income	(19,340,799)	N/A	(16,586,797)	N/A
Trading Income	(753,513)	N/A	(1,277,509)	N/A
Other	11,445	145.0%	20,889	107.0%

Total	$(21,856,714)	N/A	$(21,433,183)	N/A

Expenses:
Commissions and Salaries	$(1,391,237)	(44.4)%	$(1,339,702)	(26.0)%
Underwriting Expenses	(161,274)	(100.0)%	(378,671)	(100.0)%
Rent, Telephone and Quotes	(43,889)	(17.2)%	(45,271)	(8.9)%
Other	(263,101)	(28.2)%	(109,359)	(7.6)%

Total	$(1,859,501)	(41.5)%	$(1,873,003)	(25.1)%

Pretax Income	$(19,997,213)	N/A	$(19,560,180)	N/A

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

                Total revenues for the second quarter of 2002 decreased $21,856,714, to a loss of $7,794,992, from total revenues of  $14,061,722 for the second quarter of 2001.  As shown in the table above, sales commissions fell $325,603, or 16.1 percent, from $2,023,916 in the second quarter of 2001 to $1,698,313 in the comparable 2002 period.  This decrease resulted from less favorable price movements and trading levels in the very small capitalization issues (the primary focus of PIC’s investment banking and trading businesses) in the 2002 quarter compared to the same period in 2001.  In addition, generally weak market conditions related to the lingering effects of the recession and terrorist attack, and a serious lack of investor confidence in the securities markets in general, due particularly to the financial accounting problems reported by various major corporations during the last six months, have resulted in significantly decreased securities prices across almost all sectors. The Nasdaq composite fell 20.6 percent in the second quarter of 2002 compared to an increase of 23.3 percent in the second quarter of 2001.  Corporate finance revenues fell $1,448,244 in the second quarter of 2002 compared to the second quarter of 2001, to $8,332 from $1,456,576.  One corporate finance transaction generating gross proceeds of $10.4 million was completed in the second quarter of 2001, while no transactions were completed in the comparable 2002 quarter.  Corporate finance revenue is directly related to the amount of money raised in completed transactions.  Investment income fell from a gain of $9,940,071 in the second quarter of 2001 to a loss of $9,400,728 in the second quarter of 2002.  Investment income in the 2001 period consisted of net profits in investment securities unrelated to underwriter warrants and an increase in the fair value of underwriter warrants.  In the 2002 quarter, there was a significant decrease in the value of underwriter warrants and a large, unrealized loss in the value of investment securities.

No underwriter warrants were exercised in either the 2001 or 2002 quarters. Trading income decreased $753,513 to a loss of $120,335 in the second quarter of 2002, from a gain of $633,178 in the comparable 2001 period.  This decrease was primarily due to adverse market conditions.  Other income increased $11,445, from $7,981 in the second quarter of 2001 to $19,426 in the 2002 quarter, due primarily to an increase in interest and dividend income.

                Total expenses decreased $1,859,501 in the second quarter of 2002 from the comparable 2001 period, a decrease of 41.5 percent, from $4,478,351 to $2,618,850.  Commissions and salaries fell $1,391,237, or 44.4%, from $3,130,003 in the 2001 period to $1,738,766 in 2002.  This decrease was primarily due to lower commissions paid on reduced revenues. Underwriting expenses fell $161,274, or 100.0 percent, from $161,274 in the 2001 quarter to $0 in the second quarter of 2002.  One corporate finance transaction generating total gross proceeds of $10.4 million was completed in the 2001 period, while no corporate finance transactions were completed in second quarter of 2002.  Rent, telephone and quote expenses decreased from $254,862 in the 2001 period to $210, 973 in 2002, a decrease of 17.2 percent, primarily due to expenses related to improvements in quotation systems in the 2001 quarter that did not recur in the comparable 2002 quarter.  The aggregate of all other expenses fell 28.2 percent, from $932,212 in the second quarter of 2001 to $669,111 in the second quarter of 2002, primarily due to a decrease in accruals for profit sharing and elimination of annual conference expenses, partially offset by an increase in professional fees.

                The Company had a pretax loss of $10,413,842 in the second quarter of 2002 compared to a pretax profit of $9,583,371 in the comparable 2001 period, primarily due to a decrease in investment income, trading income, and corporate finance revenues in the 2002 period.  Independent of investment income, the Company would have had a pretax loss of $1,013,114 for the second quarter of 2002 compared to a pretax loss of $356,700 in second quarter of 2001. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.

                The Company also accrued $3,793,730 in income taxes for the second quarter of 2001, compared to an estimated tax benefit in the second quarter of 2002 of $4,165,000.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

                Total revenues for the first six months of 2002 decreased $21,433,183, to a loss of  $5,411,230 from total revenues of $16,021,953 for the first six months of 2001.  As shown in the table above, sales commissions decreased $630,363, or 15.9 percent, from $3,955,817 for the first six months of 2001 to $3,325,454 for the first six months of 2002.  This decrease resulted from lower transaction volume and reduced price levels, particularly in the very small capitalization sector, which is the primary focus of the Company’s business, during the first six months of 2002 compared to the same period in 2001.  As noted above, weak market conditions due to the recession, fears of further terrorist attacks and reports of significant accounting irregularities by several large public companies contributed to a serious loss of confidence by investors in the securities markets during the first half of 2002.  The Nasdaq composite fell 24.9 percent from January 1, 2002 through June 30, 2002, compared to a decrease of 12.5 percent during the first half of 2001.  Corporate finance revenues fell $2,959,403, or 97.2%, for the first six months of 2002, from $3,045,058 for the first two quarters of 2001 to $85,655 for the first two quarters of 2002.  No corporate finance transactions were completed during the first half of 2002; in the same period in 2001, two corporate finance transactions generating total gross proceeds of $20.4 million were completed.

Corporate finance revenues are directly related to the amount of money raised in completed transactions.  Investment income decreased by $16,586,797 to a loss of $8,434,392 for the first six months of 2002 compared to a gain of $8,152,405 for the first six months of 2001. During the first half of 2002, the market value of investment securities and the fair value of underwriter warrants decreased significantly compared to the same period in 2001 when both investment securities and the fair value of underwriter warrants showed increases.   No underwriter warrants were exercised in either period.  Trading income decreased $1,277,509 to a loss of $428,354 for the first half of 2002 compared to a profit of $849,155 during the first half of 2001.  This decrease was the result of lower trading volume and reduced price levels for many securities during the 2002 period.  Other income, including interest and dividends, for the first half of 2002 increased to $40,407 compared to $19,518 for the first half of 2001, primarily due to increases in dividend and interest income.

                Total expenses for the first half of 2002 decreased $1,873,003, or 25.1 percent, to $5,598,407 down from $7,471,410 for the first half of 2001.  Commissions and salaries decreased 26 percent, or $1,339,702, from $5,146,892 for the first half of 2001 to $3,807,190 for the first half of 2002.  This decrease was primarily due to lower commissions paid on reduced revenues during the 2002 period.  Underwriting expenses decreased 100 percent during the first half of 2002 since no corporate finance transactions were closed during the period, down from $378,671 for the first half of 2001, in which two transactions were completed.  Rent, telephone and quote expenses were down $45,271, or 8.9 percent, for the first six months of 2002 to $464,695 from $509,966 for the first half of 2001.  The 2001 period included expenses related to improvements to quotation systems.  The aggregate of all other expenses decreased $109,359, or 7.6 percent, for the first half of 2002, to $1,326,522 from $1,435,881 for the first half of 2001.  The decrease for the first half of 2002 is due primarily to a decrease in accrual for profit sharing contribution and elimination of annual conference expenses, partially offset by an increase in professional fees.

                The Company had a pretax loss of $11,009,637 for the first six months of 2002 compared to a pretax profit of $8,550,543 for the first half of 2001, primarily due to significant decreases in corporate finance revenues and investment and trading income during the first half of 2002.  Independent of investment income, the Company would have had a pretax loss of $2,575,245 for the first half of 2002 compared to a pre-tax profit of $398,138 for the first half of 2001.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another, particularly in highly volatile markets such as the period ended June 30, 2002.

                The Company also accrued $3,376,000 in income taxes for the first six months of 2001, compared to an estimated tax benefit of $4,400,000 for the first half of 2002.

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

The overall increase in prices for the OTC securities traded by PIC in early 2001 was combined with a general increase in the liquidity of the markets for these securities.  The significant decline in prices for the OTC securities traded by PIC to date in 2002 was combined with a general decrease in the liquidity of the markets for these securities.  PIC’s investment account and trading inventory accounts are stated at fair market value, which is at or below quoted market price.

                PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of June 30, 2002, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

                Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities.  These underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which we initially sold the securities to the public.  Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At June 30, 2002, PIC owned 27 underwriter warrants (from 22 issuers), of which 25 were currently exercisable; two had an exercise price below the current market price of the securities receivable upon exercise. These prices are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

                In the six months ended June 30, 2002, $1,304,571 of net cash was provided by operating activities of the Company.  The major adjustments to reconcile this result to the Company’s net loss of $6,609,637 include unrealized depreciation on investment securities of $8,698,671, a decrease in accounts receivable of $3,816,091, and an increase in securities sold, but not yet purchased, of $358,062, partially offset by a change in deferred income taxes of $3,480,000, a decrease in accounts payable of $1,115,372 and an increase in the value of trading securities of $354,547.  In the period, $1,122,797 of net cash was used by the Company’s investing activities, the result of $9,511,167 in proceeds from the sale of investment securities being more than offset by the purchase of $10,561,492 of investment securities and $72,472 of additions to furniture and equipment.  $217,977 in cash was used in financing activities by the Company in the six month period, the result of payments to retire common stock of $253,477, partially offset by $35,500 in proceeds from the exercise of stock options.  See “Financial Statements — Consolidated Statements of Cash Flows.”

                As a securities broker–dealer, the Company’s wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards.  At June 30, 2002, the Company had no material commitments for capital expenditures.

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

                                None

Item 3. Defaults upon Senior Securities.

                                None

Item 4. Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting on June 13, 2002.  The seven Company directors (Chester L.F. Paulson, Jacqueline M. Paulson, Glen Davis, Steve Kleeman, Shannon P. Pratt, Paul Shoen and John Westergaard) were elected for additional one year terms.  For each director 3,076,325 shares were voted for and 2,805 shares abstained.

Item 5. Other Information.

                                None

Item 6. Exhibits and Reports on Form 8-K

Exhibits -	99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date:	August 8, 2002	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President

Date:	August 8, 2002	By:	/s/ CAROL RICE
Carol Rice
Principal Accounting Officer

                                                                                         EXHIBIT INDEX

99.1	Certification Pursuant to U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002