Form 10QSB
period 2002-09-30
PAULSON CAPITAL CORP
filed 2002-11-12
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 0-18188

PAULSON CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)

Oregon
(state or other jurisdiction of incorporation or organization)

93-0589534
(IRS employer identification number)

811 S.W. Naito Parkway Portland, OR 97204
(Address of principal executive offices)

(503) 243-6000
(Issuer’s telephone number)

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, no par value—3,125,811 shares as of  November  4, 2002

Transitional Small Business Disclosure Format (check  one): Yes  ☐  No ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	9/30/02	12/31/01
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$44,894	$42,938
Receivable from clearing organization	4,728,612	8,433,039
Notes and other receivables	474,033	407,716
Trading securities, at market value	1,352,973	1,559,960
Investment securities, at market value	14,608,566	18,632,580
Underwriter warrants, at estimated fair value	1,706,700	6,165,000
Prepaid and deferred expenses	913,208	989,750
Income taxes receivable	1,845,378	1,846,100
Deferred income taxes	994,800	—

Total Current Assets	26,669,164	38,077,083

FURNITURE AND EQUIPMENT, net	294,696	344,349

INVESTMENT IN REAL ESTATE	169,900	169,900

Total Assets	$27,133,760	$38,591,332

The accompanying notes are an integral part of these statements.

	9/30/02	12/31/01
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$140,690	$369,977
Payable to clearing organization	1,375,991	1,418,779
Compensation, employee benefits and payroll taxes	360,345	1,335,471
Securities sold, not yet purchased, at market value	12,007	12,846
Deferred income taxes	—	2,305,200

Total Current Liabilities	1,889,033	5,442,273

Deferred income taxes	18,100	18,100

Shareholders’ Equity
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,130,811 at 9/30/02 and 3,163,062 at 12/31/01	1,087,990	1,062,428
Retained earnings	24,138,637	32,068,531

Total Shareholders’ Equity	25,226,627	33,130,959

Total Liabilities and Shareholders’ Equity	$27,133,760	$38,591,332

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	9/30/02	9/30/01	9/30/02	9/30/01

Revenues
Commissions	$1,649,922	$1,761,495	$4,975,376	$5,717,312
Corporate finance	32,016	827,164	117,671	3,872,222
Investment income	(286,417)	(3,749,934)	(8,720,809)	4,402,471
Trading income	(261,261)	(381,605)	(689,615)	467,550
Interest and dividends	12,542	11,926	52,215	30,419
Other	446	196	1,180	1,221

	1,147,248	(1,530,758)	(4,263,982)	14,491,195
Expenses
Commissions and salaries	1,871,466	1,776,680	5,678,656	6,923,572
Underwriting expenses	—	108,399	—	487,070
Rent, telephone and quotation services	236,794	222,546	701,489	732,512
Interest expense	780	486	7,910	41,285
Professional fees	103,065	180,055	410,079	301,589
Bad debt expense	30,000	30,000	90,000	90,000
Travel and entertainment	61,692	36,895	224,806	181,803
Settlements	—	26,000	85,000	33,000
Other	286,499	404,264	990,763	1,465,904

	2,590,296	2,785,325	8,188,703	10,256,735

Earnings (loss) before income taxes	(1,443,048)	(4,316,083)	(12,452,685)	4,234,460

Income tax expense (benefit)
Current	(580,000)	(1,381,000)	(1,500,000)	(1,581,000)
Deferred	180,000	(301,000)	(3,300,000)	3,275,000

Net Earnings (Loss)	$(1,043,048)	$(2,634,083)	$(7,652,685)	$2,540,460

Earnings (loss) per share, basic and diluted	$(0.33)	$(0.82)	$(2.43)	$0.78

Weighted average number of shares outstanding, basic	3,136,240	3,202,080	3,146,237	3,257,945

Weighted average number of shares outstanding, diluted	3,136,240	3,202,080	3,146,237	3,260,395

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the two year period ended December 31, 2001

and the nine month period ended September 30, 2002

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 1999	3,541,235	$732,343	$30,388,263

Stock option grants	—	317,750	—

Stock options exercised	16,000	71,000	—

Redemption of common stock	(189,869)	(41,082)	(1,235,230)

Net loss for the year	—	—	(3,048,214)

Balance at December 31, 2000	3,367,366	$1,080,011	$26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

Stock options exercised (unaudited)	8,000	35,500	—

Redemption of common stock (unaudited)	(40,251)	(9,938)	(277,209)

Net loss for year to date (unaudited)	—	—	(7,652,685)

Balance at September 30, 2002 (unaudited)	3,130,811	$1,087,990	$24,138,637

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2002	2001
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$(7,652,685)	$2,540,460
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Receipt of underwriter warrants	(68,391)	—
Unrealized (appreciation) depreciation on investment securities	8,570,534	(8,175,742)
Realized (gain) loss on investment securities	150,275	1,250,081
Depreciation and amortization	138,567	149,219
Deferred income taxes	(3,300,000)	3,275,000
Change in assets and liabilities
Receivables	3,638,110	3,906,838
Trading securities	206,987	(425,039)
Prepaid and deferred expenses	76,542	604,228
Accounts payable and accrued liabilities	(1,247,201)	1,366,085
Securities sold, not yet purchased	(839)	116,091
Income taxes payable/receivable	722	(4,995,254)

Net cash provided by (used in) operating activities	512,621	(388,033)

Cash flows from investing activities
Purchases of investment securities	(11,769,845)	(26,755,958)
Proceeds from sale of investment securities	11,599,742	28,174,338
Additions to furniture and equipment	(88,915)	(21,592)

Net cash provided by (used in) investing activities	(259,018)	1,396,788

Cash flows from financing activities
Proceeds from exercise of stock options	35,500	31,063
Payments to retire common stock	(287,147)	(1,096,546)

Net cash provided by (used in) financing activities	(251,647)	(1,065,483)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,956	(56,728)

Cash and cash equivalents at beginning of period	42,938	104,309

Cash and cash equivalents at end of period	$44,894	$47,581

Cash paid during the three months for

Interest	$780	$41,285
Income taxes	$2,009	$7,816

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

3. Commitments and Contingencies

In January 2001, V.J.E. Enterprises, Inc. and Vincent and Diana Nartker, former customers of Paulson Investment Company, Inc. ("PIC"), the Company's wholly owned operating subsidiary, filed a customer complaint with PIC regarding the handling of their account by PIC and one of its registered representatives. They have asserted that their account was mismanaged and that PIC failed to supervise its registered representative. They have requested that PIC pay them $275,100. PIC is investigating this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if an arbitration is filed.

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

In January 2002, PIC was served in an arbitration brought by one of its former customers, Patricia Weber, against PIC and its registered representative Melvin Vukcevich.  The arbitration claim alleges unsuitable securities recommendations, misrepresentation, breach of fiduciary duty and negligence.  The claimant is seeking damages of $255,000, interest, an additional return on her portfolio, punitive damages and attorney fees.  PIC has filed its answer.  PIC believes it has meritorious defenses and intends to defend these matters vigorously.

In March 2002, PIC and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC asserted that the claims are subject to arbitration. Plaintiffs have abated their lawsuit and refiled their claims before the NASD.  PIC has not had an opportunity to fully investigate these claims, but believes it has meritorious defenses and intends to defend this matter vigorously.

In March 2002, PIC and one of its registered representatives, Melvin Vukcevich, were named as respondents in arbitration claims filed by former customers Paul and Mary Herold.  The Herolds claim they were misled into purchasing unsuitable securities and allege damages of $70,000 plus unspecified punitive damages.  This case is in the early stages of discovery, but PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. Federal District Court for the State of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two secondary offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 secondary offering of Suprema Specialities, Inc. as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialities, Inc. stock between August 25, 2000 and November 14, 2001.  PIC has not had an opportunity to investigate this claim but believes it has meritorious defenses.  PIC intends to defend this matter vigorously.

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

Overview

Substantially all of our business consists of the securities brokerage and investment banking activities of our wholly owned subsidiary, Paulson Investment Company, Inc., or PIC. PIC has operations in four principal categories, all of them in the financial services industry. These categories are:

•	securities brokerage activities for which PIC earns commission revenues;

•	securities trading from which PIC records profit or loss, depending on trading results;

•	corporate finance revenues consisting principally of underwriting discounts, underwriter warrants received, and other compensation from investment banking activities; and

•	investment income resulting from profits from, and increases or decreases in the value of, PIC’s investment portfolio.

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

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies. As a part of our underwriter compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public. The underwriter warrants are not exercisable for the first year after the offering in which they are earned and are thereafter generally exercisable for four years, after which they expire. The exercise price is typically 120% of the price at which we initially sold the securities to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing our consolidated financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results are likely to differ from these estimates under different assumptions and conditions.

The critical accounting policies described below include those that reflect significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions.  We believe our critical accounting policies are limited to those described below.

Use of Estimates. We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements.  Accordingly, the aggregate estimated value of our underwriter warrants as of the date of any balance sheet is recorded as Underwriter Warrants, at estimated fair value on that balance sheet. When a new warrant is earned as a result of our investment banking activity, its estimated value is included in Corporate Finance revenue for the period in which it is earned. In subsequent periods, any change in estimated value is recorded as Investment Income for the period. If, and when, an underwriter warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as investment income or loss for the relevant period. If the warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model.  The Black-Scholes model requires us to use historical price data combined with various other assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each company’s warrants, based on each company’s own historical stock price movements as well as an index of comparable companies.  When we initially receive new underwriter warrants, from an initial public offering, their calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of that company’s common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.  As of September 30, 2002, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $1.7 million.

In addition to our underwriters warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value.  According to GAAP, we are required to carry these securities at estimated fair value, with no discount for restricted or illiquid securities.

As a result of the factors described above, our revenues and earnings are subject to substantial fluctuation from period to period based on circumstances that often are beyond our control. An increase in financial market activity generally, and/or an increase in equity valuations generally, will normally result in increases in revenue, earnings and net worth as our activity levels and the value of our investment portfolio increase. Conversely, a general market retrenchment will typically lead to decreased revenue, earnings and net worth as a result of both decreased activity and the need to adjust high investment portfolio values to lower levels. Accordingly, results for any historical period are not necessarily indicative of similar results for any future period.

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

increase/(decrease)

	Quarters Ended September 30 2002 vs. 2001		Nine Months Ended September 30 2002 vs. 2001
Revenues:
Commissions	$(111,573)	(6.3)%	$(741,936)	(13.0)%
Corporate finance	(795,148)	(96.1)%	(3,754,551)	(97.0)%
Investment income	3,463,517	92.4%	(13,123,280)	N/A
Trading income	120,344	31.5%	(1,157,165)	N/A
Other	866	7.1%	21,755	68.8%

Total	$2,678,006	N/A	$(18,755,177)	N/A

Expenses:
Commissions and salaries	$94,786	5.3%	$(1,244,916)	(18.0)%
Underwriting expenses	(108,399)	(100.0)%	(487,070)	(100.0)%
Rent, telephone and quotation services	14,248	6.4%	(31,023)	(4.2)%
Other	(195,664)	(28.9)%	(305,023)	(14.4)%

Total	$(195,029)	(7.0)%	$(2,068,032)	(20.2)%

Earnings before income taxes	$2,873,035	66.6%	$(16,687,145)	N/A

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

Revenues for the third quarter of 2002 increased $ 2,678,006, to total revenues of  $1,147,248, from negative  revenues of $1,530,758 for the third quarter of 2001.  As shown in the table above, commissions fell $111,573, or 6.3 percent, from $1,761,495 in the third quarter of 2001 to $1,649,922 in the comparable 2002 period.  This decrease resulted from less favorable price movements and trading levels in the very small capitalization issues (the primary focus of PIC’s investment banking and trading businesses) in the 2002 quarter compared to the same period in 2001.  In addition, continuing weak market conditions related to the lingering effects of the recession and terrorist attacks and a serious lack of investor confidence in the securities markets in general, due particularly to the financial accounting problems reported by various major corporations during the last nine months, have resulted in significantly decreased securities prices across almost all sectors. The Nasdaq composite fell 19.9 percent in the third quarter of 2002 compared to a decrease of 30.1 percent in the third quarter of 2001.  Corporate finance revenues fell $795,148 in the third quarter of 2002, to $32,016, significantly down from corporate finance revenues of $827,164 for the third quarter of 2001.  One corporate finance transaction generating gross proceeds of $11 million was completed in the third quarter of 2001, while no transactions were completed in the comparable 2002 quarter.  Corporate finance revenue is directly related to the amount of money raised in completed transactions.  Investment income improved from a loss of $3,749,934 in the third quarter of 2001 to a loss of $286,417 in the third quarter of 2002.  Investment income in the 2001 period consisted of significant, unrealized net losses in investment securities unrelated to underwriter warrants and a decrease in the estimated fair value of underwriter warrants.  In the 2002 quarter, there was a significant decrease in the fair value of underwriter warrants offset by an unrealized gain in the value of investment securities.

No underwriter warrants were exercised in either the 2001 or 2002 quarters. Trading losses were reduced by $120,344, to a loss of $261,261 in the third quarter of 2002, from a loss of $381,605 in the comparable 2001 period.  This increase was primarily due to slightly improved market conditions.  Other income increased $866, from $12,122 in the third quarter of 2001 to $12,988 in the 2002 quarter, due primarily to an increase in interest and dividend income.

Total expenses decreased $195,029 in the third quarter of 2002 from the comparable 2001 period, a decrease of 7 percent, from $2,785,325 to $ 2,590,296.  Commissions and salaries increased $94,786, or 5.3 percent, from $1,776,680 in the 2001 period to $1,871,466 in 2002.  This increase was primarily due to higher commissions paid to new independent contractor branches. Underwriting expenses fell $108,399, or 100 percent, from $108,399 in the 2001 quarter to $0 in the third quarter of 2002.  One corporate finance transaction generating total gross proceeds of $11 million was completed in the 2001 period, while no corporate finance transactions were completed in third quarter of 2002.  Rent, telephone and quote expenses increased from $222,546 in the 2001 period to $236,794 in 2002, an increase of 6.4 percent, primarily due to the addition of a new employee branch in Manhattan.  The aggregate of all other expenses fell 28.9 percent, from $677,700 in the third quarter of 2001 to $482,036 in the third quarter of 2002, primarily due to the elimination of expenses related to an annual summer conference and a decrease in professional fees.

The Company had a pretax loss of $1,443,048 in the third quarter of 2002 compared to a pretax loss of $4,316,083 in the comparable 2001 period.  The smaller pre-tax loss was primarily due to a reduction in the loss in investment and trading income partially offset by reduced corporate finance revenues in the 2002 period.  Independent of investment income, the Company would have had a pretax loss of $1,156,631 for the third quarter of 2002 compared to a pretax loss of $566,149 in third quarter of 2001. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another, particularly in very volatile market environments such as the market to date in 2002.

The Company had $400,000 in estimated tax benefits for the third quarter of 2002, compared to estimated tax benefits in the third quarter of 2001 of $1,682,000.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Total revenues for the first nine months of 2002 decreased $18,755,177, to a loss of  $4,263,982 from total revenues of $14,491,195 for the first nine months of 2001.  As shown in the table above, sales commissions decreased $741,936, or 13 percent, from $5,717,312 for the first nine months of 2001 to $4,975,376 for the first nine months of 2002.  This decrease resulted from lower transaction volume and reduced price levels, particularly in the very small capitalization sector, which is the primary focus of the Company’s business, during the first nine months of 2002 compared to the same period in 2001.  As noted above, weak market conditions due to the recession, fears of further terrorist attacks and reports of significant accounting irregularities by several large public companies contributed to a serious loss of confidence by investors in the securities markets during the first nine months of 2002.  The Nasdaq composite fell 39.9 percent from January 1, 2002 through September 30, 2002, following a similar decrease of 39.3 percent during the first nine months of 2001.  Corporate finance revenues fell $3,754,551, or 97%, for the first nine months of 2002, from $3,872,222 for the first three quarters of 2001 to $117,671 for the first three quarters of 2002.  No corporate finance transactions were completed during the first nine months of 2002; in the same period in 2001, three corporate finance transactions generating total gross proceeds of $30.4 million were completed.

Corporate finance revenues are directly related to the amount of money raised in completed transactions.  Investment income decreased by $13,123,280 to a loss of $8,720,809 for the first nine months of 2002 compared to a gain of $4,402,471 for the first nine months of 2001. During the first nine months of 2002, the market value of investment securities and the fair value of underwriter warrants decreased significantly compared to the same period in 2001 when both investment securities and the fair value of underwriter warrants showed increases.   No underwriter warrants were exercised in either period.  Trading income decreased $1,157,165 to a loss of $689,615 for the first nine months of 2002 compared to a profit of $467,550 during the first nine months of 2001.  This decrease was the result of lower trading volume and reduced price levels for many securities during the 2002 period.  Other income, including interest and dividends, for the first nine months of 2002 increased to $53,395 compared to $31,640 for the first nine months of 2001, primarily due to increases in dividend and interest income.

Total expenses for the first nine months of 2002 decreased $2,068,032, or 20.2 percent, to $8,188,703 for the first nine months of 2002 from $10,256,735 for the first nine months of 2001.  Commissions and salaries decreased 18 percent, or $1,244,916, to $5,678,656 for the first nine months of 2002 compared to $6,923,572 for the first nine months of 2001.  This decrease was primarily due to lower commissions paid on reduced revenues during the first nine months of 2002.   Underwriting expenses decreased 100 percent during the first nine months of 2002 since no corporate finance transactions were closed during the period, from $487,070 for the first nine months of 2001, in which three transactions were completed.  Rent, telephone and quote expenses were down $31,023, or 4.2 percent, for the first nine months of 2002 to $701,489 from $732,512 for the first nine months of 2001.  The 2001 period included expenses related to improvements to quotation systems.  The aggregate of all other expenses decreased $305,023, or 14.4 percent, for the first nine months of 2002, to $1,808,558 from $2,113,581 for the first nine months of 2001.  The decrease for the first nine months of 2002 was due primarily to a decrease in accrual for profit sharing contribution and elimination of expenses associated with an annual summer conference, partially offset by an increase in professional fees.

The Company had a pretax loss of $12,452,685 for the first nine months of 2002 compared to a pretax profit of $4,234,460 for the first nine months of 2001, primarily due to significant decreases in corporate finance revenues and investment and trading income during the first nine months of 2002.  Independent of investment income, the Company would have had a pretax loss of $3,731,876 for the first nine months of 2002 compared to a pre-tax loss of $168,011 for the first nine months of 2001.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another, particularly in highly volatile markets such as the first nine months of 2002.

The Company also accrued $4,800,000 in estimated tax benefits for the first nine months of 2002, compared to income taxes of $1,694,000 for the first nine months of 2001.

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

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of September 30, 2002, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities.  These underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter generally exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which we initially sold the securities to the public.  Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At September 30, 2002, PIC owned 26 underwriter warrants (from 21 issuers), of which 25 were currently exercisable; one had an exercise price below the current market price of the securities receivable upon exercise.   If we had exercised that warrant and sold the securities on September 30, 2002, we would have received  $5,313.  There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Overview above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the nine months ended September 30, 2002, $512,621 of net cash was provided by operating activities of the Company.  The major adjustments to reconcile this result to the Company’s net loss of $7,652,685 include unrealized depreciation on investment securities of $8,570,534, a decrease in accounts receivable of $3,638,110, offset by a change in deferred income taxes of $3,300,000 and a decrease in accounts payable of $1,247,201.  In the most recent period, $259,018 of net cash was used by the Company’s investing activities, the result of $11,599,742 in proceeds from the sale of investment securities being more than offset by the purchase of $11,769,845 of investment securities and $88,915 of additions to furniture and equipment.  $251,647 in cash was used in financing activities by the Company during the nine month period, the result of payments to retire common stock of $287,147, partially offset by $35,500 in proceeds from the exercise of stock options.

As a securities broker-dealer, the Company’s wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At September 30, 2002, the Company had no material commitments for capital expenditures.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)           There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

		See Note 3 of Notes to Condensed Consolidated Financial Statements in Part 1.

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

No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: November 12, 2002	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President
Principal Executive Officer

Date: November 12, 2002	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer

CERTIFICATIONS

I, Chester L.F. Paulson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paulson Capital Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date:

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Chester L. F. Paulson
Chester L. F. Paulson
Chief Executive Officer

I, Carol Rice, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paulson Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Carol Rice
Carol Rice
Chief Financial Officer

EXHIBIT INDEX

99.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002