Form 10KSB
period 2002-12-31
PAULSON CAPITAL CORP
filed 2003-03-28
CIK 704159

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission file number: 0-18188

FORM 10-KSB

PAULSON CAPITAL CORP.

Name of small business issuer as specified in its charter

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 S.W. Naito Parkway, Suite 200 Portland, OR	97204
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (503) 243-6000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

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

$1,010,000

As of March 18, 2003, 3,117,811 shares of the registrant’s common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant’s shares in the over-the-counter market as of such date) was $4,296,623.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2003 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:

Yes  ☐   No  ☒

PART I

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates”, “believes”,  “expects”, “intends”, “future” and similar expressions identify forward-looking statements.  Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements.  Because of such factors, we cannot assure you that the results anticipated in this report will be realized.  As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control.  In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy, generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts.  Other factors that may affect our future financial condition or results of operations include the following:

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

ITEM 1.        DESCRIPTION OF BUSINESS

General

Paulson Capital Corp. (“Paulson Capital” or the “Company”), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. (“PIC”), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities.  The Company operates in one industry segment, the financial services industry.  At December 31, 2002, PIC employed 32 brokers and had independent contractor arrangements with 90 brokers registered with the National Association of Securities Dealers, Inc. (“NASD”).  PIC also employed a support staff of 50 persons in its headquarters in Portland, Oregon and in certain of its branch offices.  At December 31, 2002, PIC had 43 branch offices throughout the United States.

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

The following table shows the portion of our revenues that was attributable to each category for the last two fiscal years:

	2002	2001
Securities Brokerage	$7,598,621	$7,561,535
Corporate Finance	121,843	6,017,517
Investment Income	(6,559,142)	10,700,897
Trading Income	(203,835)	1,008,957
Other	52,266	48,440

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

PIC also enters into dealer agreements with mutual fund management companies and publicly registered limited partnerships.  Commissions on the sale of these securities are derived from the standard dealer discounts, which range from approximately 1 percent to 8.5 percent of the purchase price of the securities, depending on the terms of the dealer agreement and the amount of the purchase.  PIC does not generally sell interests in limited partnerships that are not publicly registered.

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

In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC’s business, pursuant to an arrangement under which CSC agrees to finance PIC’s trading accounts.  At December 31, 2002, no net loans were outstanding pursuant to this arrangement.

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

PIC acts as the managing underwriter of public offerings of securities that typically range in size from $5 million to $20 million.  PIC underwrites these offerings on a “firm commitment” basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount, after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”), and resells the securities to the public at a specified price. Managing these public offerings involves the risk of loss if PIC is unable to resell at a profit the securities it is committed to purchase.  This risk is usually reduced by accepting other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering.  PIC and the other underwriters may also sell a portion of their commitment through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment.  As an underwriter, PIC is also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission.  PIC has no insurance to cover its potential liabilities as an underwriter.

The commitment of capital by PIC between the time a firm commitment underwriting agreement becomes effective and the time PIC resells the securities constitutes a charge against its net capital.  Accordingly, PIC’s participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD.  See “Net Capital Requirements.”

Between June 1, 1978 and December 31, 2002, PIC acted as the managing underwriter or co-managing underwriter for 143 securities offerings, raising approximately $920 million for corporate finance clients.  Of these, 88 were initial public offerings.  PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, exercisable for a period of five years from the effective date of the public offering at a price equal to 120 percent of the public offering price.  A portion of these underwriter warrants is typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering.

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

Trading and Market Making

In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds.  At December 31, 2002, PIC made a market in 50 securities of 44 issuers.  Of these, 15 were corporations for which PIC has acted as managing or co-managing underwriter of public financings.  In addition, at December 31, 2002, PIC held securities of 27 companies in its investment account.  In 2002, the value of securities held in the trading accounts and investment account ranged between $14,607,724 and $23,465,597  The level of positions carried in PIC’s trading and investment accounts fluctuates significantly.  The size of the securities positions at any date may not be representative of PIC’s exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume.  The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC’s net capital rules.  See “Net Capital Requirements.”

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

Branch Offices

PIC branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch.  PIC typically receives between 10 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff.  Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch’s expenses.  As of December 31, 2002, PIC had 43 branch offices in California, Connecticut, District of Columbia, Florida, Georgia,  Michigan, Nevada, New Jersey, New York, Oregon, Utah, Vermont, and Washington.  All of these branches, except our offices in Salem, Oregon and Manhattan, New York, operate as independent contractor offices.  PIC continues to be responsible for all expenses of the Salem and Manhattan offices.

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

Net Capital Requirements

PIC is required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67 percent of its aggregate indebtedness.  In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations.  In particular, the value of securities that can be included in net capital is subject to reduction in market value or principal amount. The amount of the required reduction or “haircut” depends on the nature of the security.  As of December 31, 2002, PIC had net capital of $9,885,381, which exceeded its minimum requirement of $100,000 by $9,785,381.  The ratio of aggregate indebtedness of $1,080,629 to net capital of $9,885,381 on December 31, 2002 was approximately 0.11  to 1.  In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulae mandated by the SEC, during the period between effectiveness and the closing of the transaction, usually 3-4 days. This results in a significant temporary increase in PIC’s required net capital.  In some cases, the amount of securities underwritten by PIC has been limited by its net capital.  Any significant reduction in PIC’s net capital, even if PIC were still in compliance with the SEC’s net capital rule for its retail and trading activities, could have a material adverse impact on PIC’s ability to continue its investment banking activities.

Competition

All aspects of PIC’s business are highly competitive.  In its general brokerage activities, PIC competes directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources than PIC.  Many of PIC’s competitors employ extensive advertising and actively solicit potential clients in order to increase business.  In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients.  PIC also competes with a number of smaller regional brokerage firms.

Some commercial banks and thrift institutions offer securities brokerage services.  Many commercial banks offer a variety of investment banking services.  Competition among financial services firms also exists for investment representatives and other personnel.

The securities industry has become considerably more concentrated and more competitive since the Company was founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms.  This trend has been particularly pronounced among firms similar in size and business mix to PIC.  In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms.  These developments have increased competition from firms with greater capital resources than those of the Company.  In particular, various recent legislative and regulatory developments have tended to increase competition within the industry or reduce profits for the industry.

The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business.  In addition, an increasing number of specialized firms offer “discount” services to individual customers.  These firms generally effect transactions for their customers on an “execution only” basis without offering other services such as portfolio valuation, investment recommendations and research.  A growing number of discount brokerage firms offer their services over the Internet, further decreasing offered commission rates and increasing ease of use for customers.  The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect the Company.  In addition, rapid growth in the mutual fund industry is presenting potential customers of PIC with an increasing number of alternatives to traditional stock brokerage accounts.

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

Employees

At December 31, 2002, PIC had 82 employees, of whom 50 were executives and support staff and 32 were involved in brokerage activities and compensated primarily on a commission basis.  PIC also had independent contractor arrangements with 90 independent contractors, all of whom are compensated solely on a commission basis.  Paulson Capital had no employees separate from PIC.

ITEM 2.        DESCRIPTION OF PROPERTY

PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 2009.  The base monthly rental rate on this lease is currently $25,704.  The rental rate increases every 2-3 years, from $25,704 beginning in June 2002 to $29,988 through the expiration of the lease in June 2009.   PIC’s Salem office leases space under a lease that expires on October 31, 2005 at a monthly rent of $3,001, with rent subject to increases based upon inflation.  PIC ‘s Manhattan office leases space on a month-to-month basis at $5,400 per month.  The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.  PIC’s other branch offices lease space but, under the terms of the relationship between PIC and these offices, PIC is not responsible for these lease costs.

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

On November 7, 2001, the Company and PIC were named as defendants in a lawsuit filed by Spirit Partners, L.P. and Tech-Trade Capital LLC.  The lawsuit was filed in the Supreme Court of the State of New York for the County of New York.  The lawsuit alleges that PIC committed fraud and was unjustly enriched in connection with the redemption of warrants issued in the initial public offering of audiohighway.com, for which PIC served as underwriter.  According to plaintiffs, the warrant agreement and prospectus contain different provisions governing the redemption of the warrants.  This allegedly occurred because the redemption provisions were changed during the registration process and the warrant agreement was not amended to reflect the change in provisions.  audiohighway.com’s redemption was proper under the terms of the prospectus, which contains the updated redemption provisions and allowed the issuer to redeem when the closing bid price of the common stock was at least $13.50 for 10 calendar days.  Plaintiffs allege that the redemption was improper under the terms of the warrant agreement, which they allege contains the original redemption provisions and allows the issuer to redeem when the closing bid price of the common stock exceeded $13.50 for 20 consecutive trading says. Plaintiffs also allege that counsel for audiohighway.com and PIC fraudulently concealed the alleged discrepancy between the prospectus and warrant agreement by amending the warrant agreement to be consistent with the prospectus.  Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages.  The lawsuit has been stayed, pending mandatory arbitration before the NASD.  This arbitration is in a very early stage, and PIC is currently conducting discovery.  However, the Company and PIC believe they have meritorious defenses to these claims and intend to defend the case vigorously.

In January 2002, PIC was served in an arbitration brought by a former customer, Patricia Weber, against PIC and its registered representative, Melvin Vukcevich.  The arbitration claim alleges unsuitable securities recommendations, misrepresentation, breach of fiduciary duty and negligence.  The claimant is seeking damages of $255,000, interest, an additional return on her portfolio, punitive damages and attorney fees.  PIC has filed its answer. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In March 2002, PIC and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie,  former PIC customers. The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com , which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.   Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees.  PIC asserted that the claims are subject to arbitration.  Plaintiffs have abated their lawsuit and refiled their claims before the NASD.   PIC is currently conducting discovery and believes it has meritorious defenses and intends to defend these claims vigorously. The arbitration hearing in this matter is scheduled to begin November 3, 2003 in Portland, Oregon.

In March 2002, PIC and one of its registered representatives, Melvin Vukcevich, were named as respondents in arbitration claims filed by former customers Paul and Mary Herold.  The Herolds claim they were misled into purchasing unsuitable securities and allege damages of $70,000 plus unspecified punitive damages.  This case is in the early stages of discovery, but PIC believes it has meritorious defenses and intends to defend this matter vigorously. The arbitration hearing in this matter is scheduled to begin June 24, 2003 in Los Angeles, California.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. Federal District Court for the State of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two secondary offerings of Suprema Specialties, Inc.   PIC participated in one of the two offerings, the August 25, 2000 secondary offering of Suprema Specialties, Inc. as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  On January 15, 2003, PIC filed a motion to dismiss all claims brought by plaintiffs. The hearing on PIC's motion to dismiss is scheduled for April 17, 2003.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In December 2002, PIC and its former registered representative, Wayde Newman, were named as respondents in arbitration claims filed by Eugene V. Doty.  Mr. Doty asserts claims for fraud, breach of fiduciary duty, and violations of Colorado consumer and securities acts and violations of NASD rules.  Mr. Doty seeks $2,300,000, interest, attorney fees and punitive and treble damages. PIC is investigating this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

In January 2003, Joanne Thies, a former PIC customer, filed an arbitration claim with the NASD, naming PIC and Peter Jones, a current PIC registered representative, as respondents.  Ms. Thies asserts claims for negligence, failure to supervise, fraud and securities law violations relating to her account.  The claimant seeks damages of $457,000, attorney fees, costs and expenses. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

In February 2003, Brock and Julie Belt, former PIC customers, filed an arbitration claim with the NASD, naming PIC and Ken Rousbett, a former PIC registered representative, as respondents.  The complaint alleges unsuitable securities recommendations and seeks $700,000 in damages, plus attorney fees and interest.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if any claims are filed.

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

	2002 Prices		2001 Prices
	High	Low	High	Low
1st Quarter	$8.00	$6.60	$6.75	$4.44
2nd Quarter	8.23	6.02	5.30	4.36
3rd Quarter	6.61	4.94	6.05	5.25
4th Quarter	5.12	4.61	6.75	5.55

The high and low prices for the first quarter of 2003, through March 18, 2003, were $5.21 and $4.22, respectively.

As of March 18, 2003, there were 3,117,811 shares of the Company’s common stock outstanding and held of record by 106 holders.  The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in “street name” for multiple shareholders.  Based on the number of requests for the Company’s proxy materials for its 2002 annual meeting, the Company believes there are approximately 373 beneficial holders of its common stock.  The Company repurchased 45,251 shares of common stock during 2002.  Additional shares of common stock may be repurchased from time to time in the future.

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

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

Income Statement Information

	Years Ended December 31,
	2002	2001
	(in thousands, except per share amounts)
Revenues	$1,010	$25,337
Commissions and Salaries	8,266	9,563
Other Expenses	3,654	4,178
Total Expenses	11,920	13,741
Pretax Income (loss)	(10,910)	11,596
Net Income (loss)	(7,011)	7,037
Diluted Earnings (loss) per share	$(2.23)	$2.17
Average number of common shares outstanding	3,141	3,240

Balance Sheet Information

	December 31,
	2002	2001
	(in thousands)
Total Assets	$29,112	$38,591
Long-Term Debt	—	—
Shareholders’ Equity	25,843	33,131

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

Use of Estimates.We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements.  Accordingly, the aggregate estimated value of our warrants as of the date of any balance sheet is recorded as an asset on that balance sheet.   When a new warrant is received as a result of our investment banking activity, its estimated value is included in corporate finance revenue on the date on which it is earned.  Subsequently, any change in estimated value is recorded as investment income or loss.  When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If the warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use historical price data combined with various assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock price movements as well as an index of historical prices for comparable companies.  When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company.  As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock.   We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value.  According to Generally Accepted Accounting Principles, we are required to carry these securities at estimated fair value, with no discount for restricted or illiquid securities.

As a result of the factors described above, our revenues and earnings are subject to substantial fluctuation from period to period based on circumstances, many of which are beyond our control.  An increase in financial market activity generally, and/or an increase in equity valuations generally, will normally result in increases in our revenues, earnings and net worth as our activity levels and the value of our investment portfolio increase.  Conversely, a general market retrenchment will typically lead to decreased revenues, earnings and net worth as a result both of decreased activity and the need to adjust high investment portfolio values to lower levels.  Accordingly, results for any historical period are not necessarily indicative of similar results for any future period.

Results of Operations

PIC’s revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC’s investment account, trading inventory positions and underwriter warrants are heavily concentrated.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  PIC’s results of operations depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors.  As a result, revenues and income derived from these activities may vary significantly from year to year.  In the tables below, "Corporate Finance" revenues are a function of total proceeds from offerings done during the period, compensation per offering, and the fair value of underwriter warrants received.  “Investment Income” includes realized gains from the exercise of underwriter warrants, gains and losses from the sales of investment securities, and unrealized gains and losses from underwriter warrants and other investment securities.  “Trading Income” is the net gain or loss from trading positions before commissions paid to the representatives in the trading department.

Summary of Changes in Major Categories
of Revenues and Expense

	2002	vs.	2001
Revenues:
Sales Commissions	$37,086.5%
Corporate Finance	(5,895,674)		(98.0)%
Investment Income	(17,260,039)		N/A
Trading Income	(1,212,792)		N/A
Other	3,826		7.9%

Total	$(24,327,593)		(96.0)%

Expenses:
Commissions and Salaries	$(1,297,042)		(13.6)%
Underwriting Expenses	(445,876)		(69.9)%
Rent, Telephone & Quotes	(14,932)		(1.5)%
Other	(63,356)		(2.5)%

Total	$(1,821,206)		(13.3)%

Pretax Income	$(22,506,387)		N/A

2002 Compared to 2001

Total revenues for 2002 decreased by 96.0 percent from 2001, to $1,009,753 from $25,337,346.  As shown in the table above, sales commissions rose $37,086, or .5 percent, to $7,598,621 in 2002 from $7,561,535 in 2001.  This increase resulted primarily from the larger number of retail brokers in 2002  relative to 2001.  The Nasdaq Composite Index was down 31.5 percent in 2002, to 1335.51 at December 31, 2002 from 1951.07 at year-end 2001.  PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.  Corporate finance revenues decreased 98.0 percent, or $5,895,674, in 2002 compared to 2001.  No transactions were completed in 2002 while four transactions were completed in 2001, raising a total of $47 million for corporate finance clients.  Investment income decreased $17,260,039, from a profit of $10,700,897 in 2001 to a loss of $6,559,142 in 2002, due to an increase in unrealized depreciation of underwriter warrants held by the Company, based upon the Company’s estimate of their fair value, and losses on positions held. Trading income decreased $1,212,792 to a loss of $203,835 in 2002 from a profit of $1,008,957 in 2001.  This decrease was primarily due to reduced trading activity in securities generally as well as in the securities of PIC’s corporate finance clients, resulting from continuing poor economic conditions in 2002 and political uncertainties related to problems in the Middle East.

Total expenses decreased by $1,821,206 in 2002 from 2001, a decrease of 13.3 percent to $11,920,104 from $13,741,310.  Commissions and salaries fell $1,297,042, or 13.6 percent, to $8,265,814 in 2002 from $9,562,856 in 2001.  This decrease was primarily due to a decrease in the accrual for officers' bonuses in 2002. Underwriting expenses decreased by $445,876, or 69.9 percent, from 2001.  No underwriting transactions were completed in 2002 while four transactions were completed in 2001. Rent, telephone and quote expenses decreased to $960,310 in 2002 from $975,242 in 2001, a decrease of 1.5 percent.  Other expenses decreased 2.5 percent, to $2,501,666 in 2002 from $2,565,022 in 2001.

The Company had a pretax loss of $10,910,351 in 2002 compared to pretax income of $11,596,036 in 2001, due primarily to significant decreases in investment and corporate finance income.  Independent of investment income, the Company would have had a pretax loss of $4,351,209 in 2002 compared to a pretax profit of $895,139 in 2001.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  The Company also had an income tax benefit of $3,899,197 in 2002, compared to a tax expense of $4,558,974 in 2001.

Liquidity and Capital Resources

Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available.  PIC is also required to maintain net capital as described in “Item 1 - Description of Business — Net Capital Requirements” above.  PIC’s equity at December 31, 2002 was $23,276,821.  Of PIC’s total assets (net of intercompany accounts) at December 31, 2002 of $26,506,200, approximately 78  percent consisted of securities in PIC’s investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 15 percent consisted of cash, certificates of deposit and receivables from its correspondent broker.

PIC’s securities inventory is stated at fair value.  The liquidity of the market for many of PIC’s securities holdings, however, varies with trends in the stock market.  Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC’s positions could adversely affect the liquidity and prices of the issues held.  In general, falling prices in OTC securities (which make up most of PIC’s trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tends to increase the liquidity of the market for these securities.  The overall decline in prices for the very small capitalization OTC securities traded by PIC in 2002, 2001, 2000 and 1998 were combined with a general reduction in the liquidity of the markets for these securities.  This situation was the reverse of 1999, 1997, 1996 and 1995, when increases in prices of OTC securities increased the liquidity of the markets for these securities.  PIC’s investment account and trading inventory accounts are stated at fair value, which is at or below quoted market price.  They include shares of restricted stock recorded by PIC, with an original cost of $4,135,542, currently valued at $1,021,841, which the Company believes, based upon available evidence, approximates market value.

PIC borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC’s trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 2002, no net loans were owed by PIC to CSC pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities.  The recorded value of our underwriter warrants is typically not readily realizable, either because the warrants are not currently exercisable or because their exercise price is more than the price that we could realize if we exercised the warrants and sold the underlying securities.  There is no public market for our underwriter warrants and the warrants themselves are transferable only under very limited circumstances.  Accordingly, their value cannot be realized by selling the warrants themselves.   Underwriter warrants exercisable to purchase securities having a value in excess of the exercise price are liquid, subject to restrictions on liquidity applicable to OTC securities generally.  The securities issuable on exercise of our underwriter warrants are registered under the Securities Act of 1933, as amended, and, in some cases, may also be resold under an exemption from registration.  Accordingly, there is no legal impediment to liquidity with respect to these securities, except during the first year following a company’s public offering.  At December 31, 2002, PIC owned 23 underwriter warrants (from 21 different issuers), of which 23 were currently exercisable; one had an exercise price below the current market price of the securities receivable on exercise.  If we had exercised that warrant and sold the underlying securities on December 31, 2002, we would have received $3,542 in gross proceeds.  As of December 31, 2001, the computed value of our underwriter warrants, based on the Black-Scholes Option Pricing Model, was $2.7 million, a significant decrease from the computed value of $6.2 million at year-end 2001.  There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes Option Pricing Model, as described more fully in "Critical Accounting Policies" above.

In 2002, $265,312 of net cash was provided by operating activities.  The major adjustments to reconcile this result to the Company’s net income include a change in receivable/payable from clearing organization of $5,175,418, a decrease in trading and investment securities of $1,811,224 and unrealized depreciation in underwriter warrants of $3,519,000 partially offset by decreases in deferred income taxes of $2,323,300 and accounts payable of $585,510. Net cash used in financing activities in 2002 totaled $276,846, resulting from payments to repurchase common stock of $312,346, exceeding $35,500 in proceeds from the issuance of common stock.

As a securities broker-dealer, the Company’s wholly owned subsidiary, PIC, is required by SEC regulations to meet certain liquidity and capital standards.  In the unlikely event that PIC was unable to meet these regulatory standards, it would be unable to pay dividends to the Company.  Since PIC is the Company’s only operating business, such a failure could have a material adverse effect on the Company.

At December 31, 2002, the Company had no material commitments for capital expenditures.

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

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company’s definitive proxy statement for its 2003 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)

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

10.5	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001)

10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

21.1	Subsidiaries of Paulson Capital Corp. Filed herewith electronically.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

99.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

(b) Reports on Form 8-K

None

ITEM 14. CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

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

PAULSON CAPITAL CORP.

Date: 3/28/03	By:	/s/ Chester L.F. Paulson
Chester L.F. Paulson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
(1) Principal Executive Officer

/s/ Chester L.F. Paulson
Chester L.F. Paulson	Chairman of the Board and President	3/27/03

(2) Chief Accounting Officer

/s/ Carol Rice
Carol Rice	Chief Accounting Officer	3/27/03

(3) Directors

/s/ Jacqueline M. Paulson
Jacqueline M. Paulson	Secretary, Treasurer and Director	3/27/03

/s/ Glen Davis
Glen Davis	Director	3/27/03

/s/ Steve Kleemann
Steve Kleemann	Director	3/27/03

/s/ Shannon Pratt
Shannon Pratt	Director	3/27/03

/s/ Paul Shoen
Paul Shoen	Director	3/27/03

I, Chester L.F. Paulson, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Paulson Capital Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ Chester L.F. Paulson
(Chester L.F. Paulson)
(President)

I, Carol A. Rice, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Paulson Capital Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results or operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ Carol A. Rice
(Carol A. Rice)
(Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)

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

10.5	Amendment 1 to the Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001)

10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

21.1	Subsidiaries of Paulson Capital Corp. Filed herewith electronically.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

99.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

Financial Statements and Report of

Independent Certified Public Accountants

Paulson Capital Corp. and Subsidiary

December 31, 2002 and 2001

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

Paulson Capital Corp.

We have audited the accompanying consolidated balance sheet of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying Supplementary Schedule of Warrants Owned as of December 31, 2002 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the two years in the period ended December 31, 2002.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Portland, Oregon	/s/ GRANT THORNTON LLP
February 3, 2003

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS

Cash and cash equivalents	$97,630
Receivable from clearing organization	3,926,749
Notes and other receivables	681,655
Income taxes receivable	1,894,000
Trading securities, at market value	2,725,081
Investment securities, at market value	15,656,235
Underwriter warrants, at estimated fair value	2,714,000
Prepaid and deferred expenses	1,158,738
Furniture and equipment, net	257,559

Total assets	$29,111,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$524,886
Payable to clearing organization	2,087,907
Compensation, employee benefits and payroll taxes	595,052
Securities sold, not yet purchased, at market value	60,843

Total liabilities	3,268,688

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,125,811 shares	1,086,740
Retained earnings	24,756,219

Total shareholders’ equity	25,842,959

Total liabilities and shareholders’ equity	$29,111,647

The accompanying notes are an integral part of this statement.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2002	2001

Revenues
Commissions	$7,598,621	$7,561,535
Corporate finance	121,843	6,017,517
Investment income (loss)	(6,559,142)	10,700,897
Trading income (loss)	(203,835)	1,008,957
Interest and dividends	62,375	44,428
Other	(10,109)	4,012

	1,009,753	25,337,346

Expenses
Commissions and salaries	8,265,814	9,562,856
Underwriting expenses	192,314	638,190
Rent, telephone and quotation services	960,310	975,242
Interest expense	7,910	60,825
Professional fees	615,359	512,894
Bad debt expense	95,369	111,037
Travel and entertainment	335,640	351,926
Settlements	85,000	68,500
Other	1,362,388	1,459,840

	11,920,104	13,741,310

Earnings (loss) before income taxes	(10,910,351)	11,596,036

Income tax expense (benefit)	(3,899,197)	4,558,974

NET EARNINGS (LOSS)	$(7,011,154)	$7,037,062

Basic earnings (loss) per share	$(2.23)	$2.18

Diluted earnings (loss) per share	$(2.23)	$2.17

Weighted average common shares outstanding:
Basic	3,141,294	3,234,157
Diluted	3,141,294	3,239,604

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Two year period ended December 31, 2002

	Common Stock		Retained Earnings
	Shares	Amount

Balance at December 31, 2000	3,367,366	$1,080,011	$26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	1,062,428	32,068,531

Stock options exercised	8,000	35,500	—

Redemption of common stock	(45,251)	(11,188)	(301,158)

Net loss for the year	—	—	(7,011,154)

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

The accompanying notes are an integral part of this statement.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$(7,011,154)	$7,037,062
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Receipt of underwriter warrants	(68,000)	(4,017,000)
Unrealized depreciation and expiration of underwriter warrants	3,519,000	554,000
Loss on sale of investment in real estate	11,634	—
Deferred income taxes	(2,323,300)	6,546,200
Depreciation and amortization	178,830	197,465
Write-down of notes receivable, net of recoveries	—	111,037
Interest accrued on notes receivable	—	(7,486)
Changes in assets and liabilities
Receivables	(273,939)	97,951
Receivable from/payable to clearing organization	5,175,418	1,034,964
Trading and investment securities, net	1,811,224	(5,081,563)
Income taxes receivable/payable	(47,900)	(5,742,100)
Prepaid and deferred expenses	(168,988)	(123,764)
Accounts payable and accrued liabilities	(585,510)	473,584
Securities sold, not yet purchased	47,997	(18,650)

Net cash provided by operating activities	265,312	1,061,700

Cash flows from investing activities
Additions to furniture and equipment	(92,040)	(32,138)
Proceeds from sale of investment in real estate	158,266	—

Net cash provided by investing activities	66,226	(32,138)

Cash flows from financing activities
Proceeds from issuance of stock	$35,500	$31,063
Payments to retire common stock	(312,346)	(1,121,996)

Net cash used in financing activities	(276,846)	(1,090,933)

Net increase (decrease) in cash and cash equivalents	54,692	(61,371)

Cash and cash equivalents at beginning of year	42,938	104,309

Cash and cash equivalents at end of year	$97,630	$42,938

Cash paid during the year for

Interest	$7,910	$60,825

Income taxes	$2,219	$3,746,609

Non-cash items

Conversion of note receivable to investment securities	$—	741,854

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Paulson Capital Corp. (the Company) is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc. (the Subsidiary), is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended.  The Subsidiary provides broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Correspondent Services Corporation (CSC), a UBS PaineWebber Company.  The Subsidiary also acts as lead or participating underwriter for over-the-counter and American Stock Exchange securities offerings.  The Subsidiary conducts business throughout the United States.  The Subsidiary is exempt from the reserve requirements under SEC Rule 15c3-3(k)(2)(ii), since it does not handle or carry customer securities or cash.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Securities Transactions

Securities transactions and related revenue are recorded on a trade date basis.  Underwriting revenues are recognized at the time the underwriting is completed.  Revenue from the receipt of underwriter warrants received in corporate finance transactions is recognized based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model.  Underwriter warrants are valued at estimated fair value using the Black-Scholes option-pricing model, taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.  Changes in the estimated fair value of these underwriter warrants are reflected currently in the results of operations.  Marketable securities are valued at market value and securities not readily marketable are valued at fair value as determined by management.  The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security if recently purchased adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer.  Changes in the value of these securities are reflected currently in the results of operations.

3.   Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheet for cash, cash equivalents, notes and other receivables and payables approximate their respective fair values due to the short term nature of these instruments.

4.   Furniture and Equipment

Depreciation of furniture and equipment is generally computed by the straight-line method over their estimated useful lives (5 years).  Leasehold improvements are amortized over the lesser of their estimated useful life or the lives of their respective leases.

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

8.   Income Taxes

The Company provides for income taxes under the liability method.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  Income tax expense (benefit) is the current tax payable (recoverable) for the period and the change during the period in net deferred tax assets and liabilities.

9.   Advertising

Advertising costs are charged to expense when incurred.

10. Stock Options

At December 31, 2002, the Company had a stock-based employee compensation plan, which is described more fully in Note H.  The Company accounts for its stock option plan under SFAS No. 123 “Accounting for Stock-Based Compensation.”  As allowed under this statement, the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123.

No stock-based employee compensation cost is reflected in net income in 2002, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  There were no grants in 2001.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended December 31, 2002.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 68%; risk-free interest rate of 4.8% and expected life of 5 years.  There would be no effect on net income and earnings per share for the year ended December 31, 2001 because there was no vesting of options during the year.

Net loss, as reported	$(7,011,154)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(130,000)
Pro forma net loss	$(7,141,154)
Loss per share:
Basic and diluted – as reported	$(2.23)
Basic and diluted – pro forma	$(2.27)

NOTE B – RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

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

The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions is directly affected by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations to the Subsidiary.  In the event of nonperformance, the Subsidiary may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss.  Management does not anticipate nonperformance by customers and counterparties in the above situations.

In addition to the clearing services provided, CSC also lends money to the Subsidiary to finance its trading accounts.

NOTE C – NOTES AND OTHER RECEIVABLES

Notes and other receivables consist of the following at December 31, 2002:

Officers	$185,060
Employees	80,823
Independent brokers	380,377
Other	35,395

$681,655

Employee and independent broker receivables relate principally to advances, expenses, inventory losses and settlements charged to the registered representatives of the Subsidiary in excess of commission earnings.  For the years ended December 31, 2002 and 2001, receivables from employees and independent brokers of $95,369 and $131,383, respectively, were determined by management to be uncollectible and written off to other operating expenses.

NOTE D – TRADING AND INVESTMENT SECURITIES

Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Subsidiary.

The categories of trading securities and their related market values at December 31, 2002 are as follows:

	Owned	Sold, Not Yet Purchased

Common equities	$2,576,662	$60,843
State and municipal obligations	145,029	—
Corporate obligations	3,390	—

	$2,725,081	$60,843

As a securities broker-dealer, the Subsidiary is engaged in various securities trading and brokerage activities as principal.  In the normal course of business, the Subsidiary has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date.  This obligation is recorded in the financial statements at the market value of the related securities and will result in a trading loss on the securities if the market price increases and a trading gain if the market price decreases subsequent to December 31, 2002.

Investment securities held by the Subsidiary which are readily marketable are stated at market value.  Included in investment securities are certain securities which are not readily marketable.  Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Subsidiary.  At December 31, 2002 these securities consisted of corporate stocks and warrants at estimated fair value of approximately $1,022,000.  A summary of the investment securities portfolio at December 31, 2002 follows:

Corporate equities	$15,282,655
Corporate warrants	373,580

$15,656,235

Realized gain (loss) included in the determination of net earnings was $(393,040) and $(1,478,240) for the years ended December 31, 2002 and 2001, respectively.

NOTE E – UNDERWRITER WARRANTS

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

The following table summarized activity in underwriter warrants:

Estimated fair value at December 31, 2001	$6,165,000
Warrants received	68,000
Warrants expired	(6,000)
Unrealized depreciation in estimated value	(3,513,000)
Estimated fair value at December 31, 2002	$2,714,000

NOTE F – FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and consist of the following at December 31, 2002:

Office equipment	$1,426,858
Vehicles	65,619
1,492,477
Less accumulated depreciation and amortization	1,234,918

$257,559

NOTE G – INCOME TAXES

Income tax expense (benefit) consists of the following:

	2002	2001

Current tax expense (benefit)
Federal	$(1,341,968)	$(1,626,854)
State and local	(233,929)	(360,372)

	(1,575,897)	(1,987,226)

Deferred tax expense (benefit)
Federal	(2,446,926)	5,295,400
State and local	123,626	1,250,800

	(2,323,300)	6,546,200

	$(3,899,197)	$4,558,974

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes as follows:

	2002	2001

Income tax expense (benefit) at statutory federal tax rate	$(3,709,500)	$3,942,700
State and local taxes net of federal benefit	(646,600)	775,300
Permanent and other differences	(11,597)	(159,026)
Increase in valuation allowance on net deferred tax asset	468,500	—

	$(3,899,197)	$4,558,974

The deferred income tax asset (liability) consists of the following at December 31, 2002:

Unrealized appreciation on securities	$(138,900)
Accrued expenses	29,200
State net operating loss carryforwards and credits	571,000
Fixed asset depreciation	(1,200)
Contribution carryover	8,400
Valuation allowance	(468,500)

$—

The Company has recorded a valuation allowance in the amount of $468,500 based upon management’s assessment that it is more likely than not that the net deferred tax asset will not be realized.  The entire valuation allowance was recorded in the fourth quarter of 2002.  Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods based upon their assessment.

The state net operating loss carryforwards begin to expire in 2004.

NOTE H – COMMON STOCK

The Subsidiary has a key employee stock purchase plan.  Under the plan, the Subsidiary will match funds (up to $25,000) committed by key employees for the purchase of shares of the Company’s common stock.  The committed and matching funds will be used by the Subsidiary to purchase stock of the Company in the open market or by negotiated transactions.  One half of the shares will be resold to the participating employee and one half of the shares will be transferred to the employee for no cash consideration.  The named participants, the number of shares purchased in the open market and the amount of matching funds will be at the discretion of the Board of Directors of the Subsidiary.  No participants were named and no purchases of common stock under this plan were made during 2002 or 2001.

The Company’s 1999 Stock Option Plan reserves 500,000 shares of the Company’s common stock for issuance upon exercise of the options.  At December 31, 2002, 328,000 were available for grant.  The Plan provides for the grant of incentive options and nonqualified options.  The options granted during 2002 have an exercise price of $7.01 and $7.71, vest immediately, and expire on March 18, 2007.  The market price of the Company’s stock at the date of grant was $7.01.  The weighted average fair value of the options at the date of grant, as calculated using the Black-Scholes option-pricing model, was $4.25 per share.

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price

Options whose exercise price equals the market price of the stock on the grant date	48,000	$4.26	$7.01

Options whose exercise price exceeds the market value of the stock on the grant date	3,000	4.12	7.71

The following table summarizes activity under the Plan for the years ended December 31, 2002 and 2001:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance at December 31, 2000	108,000	$4.44	3.625 years
Granted	—	—
Exercised	(7,000)	4.44
Canceled	—	—

Balance at December 31, 2001	101,000	4.44	2.625 years
Granted	51,000	7.05
Exercised	(8,000)	4.44
Canceled	(3,000)	7.01

Balance at December 31, 2002	141,000	5.33	2.469 years

All outstanding options at December 31, 2002 and 2001 were exercisable.

NOTE I – EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the two years in the period ended December 31, 2002:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

2001
Basic earnings per share
Earnings available to common stockholders	$7,037,062	3,234,157	$2.18

Effect of dilutive securities
Stock options	—	5,447

Diluted earnings per share
Earnings available to common stockholders	$7,037,062	3,239,604	$2.17

2002
Basic and diluted loss per share
Loss allocable to common stockholders	$(7,011,154)	3,141,294	$(2.23)

NOTE J – LEASES

Future minimum payments required under non-cancelable operating leases with remaining terms of one year or more consist of the following:

Year ending December 31,

2003	$379,111
2004	344,923
2005	353,838
2006	334,152
Thereafter	858,942
$2,270,966

The leases provide for payment of taxes and other expenses by the Company.  Rental expense for the years ended December 31, 2002 and 2001 approximated $372,000 and $280,000, respectively.

NOTE K – EMPLOYEE BENEFIT PLANS

Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan.  Plan contributions are determined by the Board of Directors.  Contributions to the plan for the years ended December 31, 2002 and 2001 were $0 and $400,000, respectively.

NOTE L – CONTINGENCIES

The Company and its Subsidiary have been named by individuals in certain legal actions, some of which allege state and federal securities law violations and claim compensatory and punitive damages.  As preliminary hearings and discovery in these cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Company’s financial statements, if any.  Management believes it has meritorious defenses in these legal actions and is vigorously defending itself.  No provision for liability, if any, that may result from the above contingencies has been made in the financial statements.

NOTE M – NET CAPITAL REQUIREMENT

The Subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission.  This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its “aggregate indebtedness” exceeds fifteen times its “net capital” as those terms are defined by the rule.  At December 31, 2002, the Subsidiary’s net capital and required net capital were $9,885,381 and $100,000, respectively, and its ratio of aggregate indebtedness to net capital was .11 to 1.  The Subsidiary’s absolute minimum net capital requirement is $100,000.  Trading and investment securities represent potentially volatile components of net capital.

NOTE N – CONCENTRATION OF RISK

The Company held equity positions in two companies of approximately $7,793,000, or 38%, and $7,047,000, or 34%, of its total trading securities, investment securities and underwriter warrants.

Paulson Capital Corp. and Subsidiary	Schedule I

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

December 31, 2002

Description	Number of Warrants	Exercise Price Per Share/Unit	Expiration Date

AdStar, Inc. (units) ERC*12-17-00	60,500	$7.20	2004, 12/16
AdStar, Inc. ERC 9-25-01	149,000	$1.80	2005, 09/25
Advantage Marketing Systems (units) ERC 11-12-98	65,520	$5.40	2003, 11/12
audiohighway.com (units) ERC 12-17-99	163,900	$7.80	2003, 12/17
AVI Biopharma, Inc. (units) ERC 6-3-98 (ANTIVIRALS)	112,700	$10.80	2003, 08/15
AVI Biopharma, Inc. ERC 7-26-01	151,014	$8.70	2005, 07/26
Beta Oil & Gas, Inc. ERC 7-30-00	9,300	$7.50	2004, 07/30
Beta Oil & Gas, Inc. #2 ERC 6-29-01	1,850	$9.25	2006, 06/29
Careside, Inc. (units) ERC 06-15-00	92,650	$9.00	2004, 06/15
Cell Robotics International, Inc. (units) ERC 2-2-99	29,800	$9.90	2003, 02/01
Creative Products Intl. ERC 7-01-01	30,000	$1.50	2006, 06/30
Dag Media, Inc. ERC 05-12-00	90,562	$7.80	2004, 05/12
GMX Resources (units) ERC 2-12-01	76,475	$9.60	2006, 02/12
GMX Resources #2 ERC 7-18-02	126,650	$6.60	2006, 07/18
Hometown Auto Retailers ERC 7-28-99	120,690	$10.80	2003, 07/28
Imageware Systems, Inc. (units) ERC 3-30-01	106,323	$9.60	2005, 03/30
Medinex Systems, Inc. ERC 1-31-02	169,050	$0.23	2005, 01/31
microHelix, Inc. ERC 11-16-02	127,462	$7.20	2006, 11/16
Pacific Mercantile Bancorp ERC 6-15-01	158,350	$9.60	2005, 06/14
Taser International, Inc. ERC 5-07-02	49,649	$15.60	2006, 05/07
3D shopping.com (units) ERC 07-20-00	73,466	$14.40	2004, 07/20
WSG Systems, Inc. ERC 4-8-99	11.026	$6,000.00	2003, 03/31

* Date exercisable

Paulson Capital Corp. and Subsidiary	Schedule II

Valuation and Qualifying Accounts

Years ended December 31, 2002 and 2001

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year

Allowance for doubtful accounts:

Year ended Dec. 31, 2002	$—	$95,369	$95,369	$—
Year ended Dec. 31, 2001	—	111,037	111,037	—