Form 10QSB
period 2003-03-31
PAULSON CAPITAL CORP
filed 2003-05-14
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common stock, no par value—3,117,811 shares as of May 12, 2003

Transitional Small Business Disclosure Format (check  one): Yes  ☐  No ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	3/31/03	12/31/02
	(unaudited)
ASSETS

Cash and cash equivalents	$102,363	$97,630
Receivable from clearing organization	3,035,236	3,926,749
Notes and other receivables	918,203	681,655
Income taxes receivable	1,699,355	1,894,000
Trading securities, at market value	2,091,725	2,725,081
Investment securities, at market value	11,688,746	15,656,235
Underwriter warrants, at estimated fair value	1,837,800	2,714,000
Prepaid and deferred expenses	1,201,213	1,158,738
Furniture and equipment, net	248,025	257,559

Total assets	$22,822,666	$29,111,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$332,900	$524,886
Payable to clearing organization	1,367,055	2,087,907
Compensation, employee benefits and payroll taxes	617,536	595,052
Securities sold, not yet purchased, at market value	95,654	60,843

Total liabilities	2,413,145	3,268,688

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,117,811 at 3/31/03 and 3,125,811 at 12/31/02	1,084,740	1,086,740
Retained earnings	19,324,781	24,756,219

Total shareholders’ equity	20,409,521	25,842,959

Total liabilities and shareholders’ equity	$22,822,666	$29,111,647

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	3/31/03	3/31/02

Revenues
Commissions	$2,437,785	$1,627,141
Corporate finance	25,363	77,323
Investment income (loss)	(4,228,074)	966,336
Trading income (loss)	(415,591)	(308,019)
Interest and dividends	19,806	20,864
Other	805	117

	(2,159,906)	2,383,762
Expenses
Commissions and salaries	2,450,516	2,068,424
Underwriting expenses	—	—
Rent, telephone and quotation services	265,512	253,722
Interest expense	—	7,130
Professional fees	146,039	143,299
Bad debt expense	30,000	30,000
Travel and entertainment	39,481	69,478
Settlements	—	85,000
Other	306,989	322,504

	3,238,537	2,979,557

Earnings (loss) before income taxes	(5,398,443)	(595,795)

Income tax expense (benefit)
Current	—	(235,000)

Net Earnings (Loss)	$(5,398,443)	$(360,795)

Earnings (loss) per share, basic and diluted	$(1.73)	$(0.11)

Weighted average number of shares outstanding, basic	3,121,900	3,159,845

Weighted average number of shares outstanding, diluted	3,121,900	3,159,845

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the two year period ended December 31, 2001 and 2002

and the three month period ended March  31, 2003

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 2000	3,367,366	$1,080,011	$26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

Stock options exercised	8,000	35,500	—

Redemption of common stock	(45,251)	(11,188)	(301,158)

Net loss for year to date	—	—	(7,011,154)

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

Stock options exercised (unaudited)	—	—	—

Redemption of common stock (unaudited)	(8,000)	(2,000)	(32,995)

Net loss for the year to date (unaudited)	—	—	(5,398,443)

Balance at March 31, 2003 (unaudited)	3,117,811	$1,084,740	$19,324,781

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	3/31/03	3/31/02
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$(5,398,443)	$(360,795)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Receipt of underwriter warrants	—	(68,391)
Unrealized depreciation and expiration of underwriter warrants	876,200	827,391
Depreciation and amortization	38,680	49,189
Change in assets and liabilities
Receivables	654,965	3,827,213
Trading and investment securities	4,600,845	(3,949,628)
Prepaid and deferred expenses	(42,475)	182,157
Accounts payable and accrued liabilities	(890,354)	(193,923)
Securities sold, not yet purchased	34,811	12,977
Income taxes payable/receivable	194,645	(270,095)

Net cash provided by operating activities	68,874	56,095

Cash flows from investing activities
Additions to furniture and equipment	(29,146)	(28,195)

Net cash used in investing activities	(29,146)	(28,195)

Cash flows from financing activities
Proceeds from exercise of stock options	—	35,500
Payments to retire common stock	(34,995)	(87,750)

Net cash used in financing activities	(34,995)	(52,250)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,733	(24,350)

Cash and cash equivalents at beginning of period	97,630	42,938

Cash and cash equivalents at end of period	$102,363	$18,588

Cash paid during the three months for

Interest	$—	$7,130
Income taxes	$5,225	$35,095

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

3. Commitments and Contingencies

On November 7, 2001, the Company and its wholly owned subsidiary, Paulson Investment Company, Inc., or PIC, were named as defendants in a lawsuit filed by Spirit Partners, L.P. and Tech-Trade Capital LLC.  The lawsuit was filed in the Supreme Court of the State of New York for the County of New York.  The lawsuit alleges that PIC committed fraud and was unjustly enriched in connection with the redemption of warrants issued in the initial public offering of audiohighway.com, for which PIC served as underwriter.  According to plaintiffs, the warrant agreement and prospectus contain different provisions governing the redemption of the warrants.  This allegedly occurred because the redemption provisions were changed during the registration process, and the warrant agreement was not amended to reflect the change in provisions.  audiohighway.com’s redemption was proper under the terms of the prospectus, which contains the updated redemption provisions and allowed the issuer to redeem when the closing bid price of the common stock was at least $13.50 for 10 calendar days.  Plaintiffs allege that the redemption was improper under the terms of the warrant agreement, which they allege contains the original redemption provisions and allows the issuer to redeem when the closing bid price of the common stock exceeded $13.50 for 20 consecutive trading days.  Plaintiffs also allege that counsel for audiohighway.com and PIC fraudulently concealed the alleged discrepancy between the prospectus and warrant agreement by amending the warrant agreement to be consistent with the prospectus.  Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages. The lawsuit has been stayed, pending mandatory arbitration before the NASD.  The arbitration is in a very early stage and the Company and PIC is currently conducting discovery.  However, PCC and PIC believe that they have meritorious defenses to these claims and intend to defend the case vigorously.

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

In March 2002, PIC and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC asserted that the claims are subject to arbitration. Plaintiffs have abated their lawsuit and refiled their claims before the NASD.  PIC is currently conducting discovery and believes it has meritorious defenses and intends to defend this matter vigorously.  The arbitration hearing in this matter is scheduled to begin November 3, 2003 in Portland, Oregon.

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

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. Federal District Court for the State of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two secondary offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 secondary offering of Suprema Specialities, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialities, Inc. stock between August 25, 2000 and November 14, 2001.

On January 15, 2003, PIC filed a motion to dismiss all claims brought by plaintiffs.  PIC’s motion to dismiss was argued April 14, 2003.  The court has not yet issued its ruling.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

In February 2003, Brock and Julie Belt, former PIC customers, filed an arbitration claim with the NASD, naming PIC and Ken Rowlett, a former PIC registered representative, as respondents.  The complaint alleges unsuitable securities recommendations and seeks $700,000 in damages, plus attorney fees and interest.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if any claims are filed.

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

4. Stock Options

At March 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for its stock option plan under SFAS No. 123 "Accounting for Stock-Based Compensation." As allowed under this statement, the Company continues to account for stock options for employees under APB No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only requirements of SFAS No. 123.

There were no stock option grants in the 2003 period. In the 2002 period, no stock-based employee compensation cost is reflected in net income, since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the quarter ended March 31, 2002.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: no dividends; expected volatility of 68%; risk-free interest rate of 4.8% and expected life of 5 years. There would be no effect on net income and earnings per share for the quarter ended March 31, 2003 because there was no vesting of options during the quarter.

Net loss, as reported	$(360,795)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(130,000)
Pro forma net loss	$(490,795)
Loss per share:
Basic and diluted - as reported	$(.11)
Basic and diluted - pro forma	$(.16)

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model.  The Black-Scholes model requires us to use historical price data combined with various other assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each company’s warrants, based on each company’s own historical stock price movements as well as an index of comparable companies.  When we initially receive a new underwriter warrant, from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.  As of March 31, 2003, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $1.8 million, down from $2.7 million estimated value at December 31, 2002.

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

Results of Operations

PIC’s revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC’s investment account, trading inventory positions and underwriter warrants are heavily concentrated.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  PIC’s financial results depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors.  As a result, revenues and income derived from these activities may vary significantly from period to period.  In the table below,  “Corporate Finance” revenues are a function of total proceeds from offerings done during the period, compensation per offering, and the fair value of underwriter warrants received.  “Investment Income” includes realized gains from exercise of underwriter warrants, gains and losses from the sales of investment securities, and unrealized gains and losses from underwriter warrants and other investment securities.  “Trading Income” is the net gain or loss from trading positions before commissions paid to the representatives in the trading department.

Summary of Changes in Major Categories

of Revenues and Expenses

increase/(decrease)

	Quarters Ended March 31 2003 vs. 2002
Revenues:
Commissions	$810,644	49.8%
Corporate finance	(51,960)	(67.2)%
Investment income	(5,194,410)	N/A
Trading income	(107,572)	(34.9)%
Other	(370)	(1.8)%

Total	$(4,543,668)	N/A

Expenses:
Commissions and salaries	$382,092	18.5%
Underwriting expenses	—	—
Rent, telephone and quotation services	11,790	4.6%
Other	(134,902)	(20.5)%

Total	$258,980	8.7%

Earnings before income taxes	$(4,802,648)	(806.1)%

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Revenues for the first quarter of 2003 decreased $4,543,668, to negative revenues of  $2,159,906, from revenues of $2,383,762 for the first quarter of 2002.  As shown in the table above, commissions increased $810,644, or 49.8 percent, from $1,627,141 in the first quarter of 2002 to $2,437,785 in the comparable 2003 period. This increase resulted from an increase in the number of retail brokers in the 2003 quarter compared to the same period in 2002. Corporate finance revenues fell $51,960 in the first quarter of 2003, to $25,363, from $77,323 for the first quarter of 2002.  No corporate finance transactions were completed in the first quarter of 2003 or 2002.  Investment income decreased from a profit of $966,336 in the first quarter of 2002 to a loss of $4,228,074 in the first quarter of 2003.  Investment income in the 2003 period consisted of significant, realized and unrealized net losses in investment securities unrelated to underwriter warrants, and a decrease in the estimated fair value of underwriter warrants. No underwriter warrants were exercised in either the 2002 or 2003 quarters. Trading losses increased by $107,572, to a loss of $415,591 in the first quarter of 2003, from a trading loss of $308,019 in the comparable 2002 period.  This increased trading loss was primarily due to sustained weak securities pricing and investor focus on the war in Iraq.  Other income, including interest and dividends, increased $370, from $20,981 in the first quarter of 2002 to $20,611 in the 2003 quarter.

Persistent weak market conditions related to the lingering effects of the recession and investor attention on the war in Iraq, plus the continuing lack of investor confidence in the securities market in general (related to the additional reports of accounting irregularities by major, public U.S. corporations), have resulted in decreased equity securities prices across many sectors.  The Nasdaq composite showed a very slight increase of 0.4 percent in the first quarter of 2003 compared to a decrease of 5.41 percent for the first quarter of 2002.

Total expenses increased $258,980 in the first quarter of 2003 from the comparable 2002 period, an increase of 8.7 percent, from $2,979,557 to $3,238,537.  Commissions and salaries increased $382,092, or 18.5 percent, from $2,068,424 in the 2002 period to $2,450,516 in 2003.  This increase was primarily due to higher commissions paid on increased commission revenues.  There were no underwriting expenses during the first quarter of 2003 or 2002 and no corporate finance transactions were completed in first quarter of 2002 or 2003.  Rent, telephone and quote expenses increased from $253,722 the first quarter of 2002 compared to $265,512 in the same quarter of 2003, an increase of 4.6 percent, primarily due to the addition of a new employee branch in Manhattan.  The aggregate of all other expenses fell 20.5 percent, from $657,411 in the first quarter of 2002 to $522,509 in the first quarter of 2003, primarily due to the absence of expenses related to settlements and lower travel expenses.

The Company had a pretax loss of $5,398,443 in the first quarter of 2003 compared to a pretax loss of $595,795 in the comparable 2002 period.  The larger pre-tax loss was primarily due to an increase in the loss in investment and trading income partially offset by increased commissions in the 2003 period.  Exclusive of investment income (loss), the Company would have had a pretax loss of $1,170,369 for the first quarter of 2003 compared to a pretax loss of $1,562,131 in first quarter of 2002. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another, particularly in very volatile market environments such as the market to date in 2003.

The Company had no estimated tax benefits for the first quarter of 2003, compared to estimated tax benefits in the first quarter of 2002 of $235,000.

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

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of March 31, 2003, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. These underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter generally exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which we initially sold the securities to the public.  Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At March 31,

2003, PIC owned 22 underwriter warrants (from 17 issuers),  all of which were currently exercisable; one had an exercise price below the current market price of the securities receivable upon exercise.  If we had exercised that warrant and sold the securities on March 31, 2003, we would have received approximately $1,100.  There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Overview above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the three months ended March 31, 2003, $68,874 of net cash was provided by operating activities of the Company.  The major adjustments to reconcile this result to the Company’s net loss of $5,398,443 include a decrease in the value of trading and investment securities of $4,600,845, unrealized depreciation in underwriter warrants of $876,200, and a decrease in receivables of $654,965 partially offset by a decrease in accounts payable and accrued liabilities of $890,534.  In the most recent period, $29,146 of net cash was used by the Company’s investing activities, consisting of additions to furniture and equipment.  The Company used cash of $34,995 in financing activities during the first quarter of 2003 for payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At March 31, 2003, the Company had no material commitments for capital expenditures.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)                                  Under the supervision and with the participation of our management, our President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report.  Based on their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b)                                 There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3 to Condensed Consolidated Financial Statements in Part 1.

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: May 12, 2003	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President
Principal Executive Officer

Date: May 12, 2003	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer
Principal Financial Officer

CERTIFICATION  OF PRINICIPAL EXECUTIVE OFFICER

I, Chester L.F. Paulson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Paulson Capital Corp.

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

Date: May 12, 2003

/s/ Chester L. F. Paulson
Chester L. F. Paulson
President
Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Carol Rice, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Paulson Capital Corp.;

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

Date: May 12, 2003

/s/ Carol Rice
Carol Rice
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

99.1	Certification of Principal Executive Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002