Form 10QSB
period 2003-06-30
PAULSON CAPITAL CORP
filed 2003-08-14
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common stock, no par value—3,110,811 shares as of August 11, 2003

Transitional Small Business Disclosure Format (check  one): Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	6/30/03	12/31/02
	(unaudited)
ASSETS

Cash and cash equivalents	$42,416	$97,630
Receivable from clearing organization	9,302,685	3,926,749
Notes and other receivables	781,507	681,655
Income taxes receivable	99,517	1,894,000
Trading securities, at market value	2,437,254	2,725,081
Investment securities, at market value	14,220,803	15,656,235
Underwriter warrants, at estimated fair value	4,443,000	2,714,000
Prepaid and deferred expenses	1,082,202	1,158,738
Furniture and equipment, net	223,047	257,559

Total assets	$32,632,431	$29,111,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$636,895	$524,886
Payable to clearing organization	1,565,765	2,087,907
Compensation, employee benefits and payroll taxes	1,734,809	595,052
Securities sold, not yet purchased, at market value	1,968,406	60,843
Deferred income taxes	350,000	—

Total liabilities	6,255,875	3,268,688

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,117,811 at 6/30/03 and 3,125,811 at 12/31/02	1,084,740	1,086,740
Retained earnings	25,291,816	24,756,219

Total shareholders’ equity	26,376,556	25,842,959

Total liabilities and shareholders’ equity	$32,632,431	$29,111,647

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	6/30/03	6/30/02	6/30/03	6/30/02

Revenues
Commissions	$4,288,954	$1,698,313	$6,726,739	$3,325,454
Corporate finance	2,337,428	8,332	2,362,791	85,655
Investment income (loss)	4,776,792	(9,400,728)	548,718	(8,434,392)
Trading income (loss)	850,054	(120,335)	434,463	(428,354)
Interest and dividends	10,747	18,809	30,553	39,673
Other	840	617	1,645	734

	12,264,815	(7,794,992)	10,109,409	(5,411,230)
Expenses
Commissions and salaries	4,782,936	1,738,766	7,233,452	3,807,190
Underwriting expenses	111,298	—	111,298	—
Rent, telephone and quotation services	286,795	210,973	552,307	464,695
Interest expense	—	—	—	7,130
Professional fees	173,446	163,715	319,485	307,014
Bad debt expense	130,000	30,000	160,000	60,000
Travel and entertainment	78,953	93,636	118,434	163,114
Settlements	11,850	—	11,850	85,000
Other	372,503	381,760	679,491	704,264

	5,947,781	2,618,850	9,186,317	5,598,407

Earnings (loss) before income taxes	6,317,034	(10,413,842)	918,592	(11,009,637)

Income tax expense (benefit)
Current	—	(685,000)	—	(920,000)
Deferred	350,000	(3,480,000)	350,000	(3,480,000)

Net Earnings (Loss)	$5,967,034	$(6,248,842)	$568,592	$(6,609,637)

Earnings (loss) per share, basic and diluted	$1.91	$(1.99)	$0.18	$(2.10)

Weighted average number of shares outstanding, basic	3,117,811	3,142,700	3,119,844	3,151,313

Weighted average number of shares outstanding, diluted	3,118,488	3,142,700	3,120,517	3,151,313

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the two year period ended December 31, 2001 and 2002
and the six month period ended June 30, 2003

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 2000	3,367,366	$1,080,011	$26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

Stock options exercised	8,000	35,500	—

Redemption of common stock	(45,251)	(11,188)	(301,158)

Net loss for year to date	—	—	(7,011,154)

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

Stock options exercised (unaudited)	—	—	—

Redemption of common stock (unaudited)	(8,000)	(2,000)	(32,995)

Net earnings for the year to date (unaudited)	—	—	568,592

Balance at June 30, 2003 (unaudited)	3,117,811	$1,084,740	$25,291,816

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	6/30/03	6/30/02
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$568,592	$(6,609,637)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Receipt of underwriter warrants	(1,413,378)	(68,391)
Unrealized (appreciation) depreciation and expiration of underwriter warrants	(315,622)	3,437,391
Depreciation and amortization	76,654	96,103
Deferred income taxes	350,000	—
Change in assets and liabilities
Receivables	(5,475,788)	3,242,360
Trading and investment securities	1,723,259	3,592,129
Prepaid and deferred expenses	76,536	227,870
Accounts payable and accrued liabilities	729,624	(1,115,372)
Securities sold, not yet purchased	1,907,563	358,062
Income taxes payable/receivable	1,794,483	(2,906,269)

Net cash provided by operating activities	21,923	254,246

Cash flows from investing activities Additions to furniture and equipment	(42,142)	(72,472)

Net cash used in investing activities	(42,142)	(72,472)

Cash flows from financing activities
Proceeds from exercise of stock options	—	35,500
Payments to retire common stock	(34,995)	(253,477)

Net cash used in financing activities	(34,995)	(217,977)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,214)	(36,203)

Cash and cash equivalents at beginning of period	97,630	42,938

Cash and cash equivalents at end of period	$42,416	$6,735

Cash paid during the period

Interest	$—	$7,130
Income taxes	$5,225	$35,095

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

3. Commitments and Contingencies

On November 7, 2001, the Company and its wholly owned subsidiary, Paulson Investment Company, Inc., or PIC, were named as defendants in a lawsuit filed by Spirit Partners, L.P. and Tech-Trade Capital LLC.  The lawsuit was filed in the Supreme Court of the State of New York for the County of New York.  The lawsuit alleges that PIC committed fraud and was unjustly enriched in connection with the redemption of warrants issued in the initial public offering of audiohighway.com, for which PIC served as underwriter.  According to plaintiffs, the warrant agreement and prospectus contain different provisions governing the redemption of the warrants.  This allegedly occurred because the redemption provisions were changed during the registration process, and the warrant agreement was not amended to reflect the change in provisions.  audiohighway.com’s redemption was proper under the terms of the prospectus, which contains the updated redemption provisions and allowed the issuer to redeem when the closing bid price of the common stock was at least $13.50 for 10 calendar days.  Plaintiffs allege that the redemption was improper under the terms of the warrant agreement, which they allege contains the original redemption provisions and allows the issuer to redeem when the closing bid price of the common stock exceeded $13.50 for 20 consecutive trading days.  Plaintiffs also allege that counsel for audiohighway.com and PIC fraudulently concealed the alleged discrepancy between the prospectus and warrant agreement by amending the warrant agreement to be consistent with the prospectus.  Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages. The lawsuit has been stayed, pending mandatory arbitration before the NASD.  The arbitration is in a very early stage and the Company and PIC are currently conducting discovery.  However, the Company and PIC believe that they have meritorious defenses to these claims and intend to defend the case vigorously.

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

On January 15, 2003, PIC filed a motion to dismiss all claims brought by plaintiffs.  PIC’s motion to dismiss was argued April 14, 2003.  On June 25, 2003, all claims against PIC were dismissed.  Plaintiffs were given 60 days to formally move to amend their complaint by the submission of a proposed amended complaint.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In December 2002, PIC and its former registered representative, Wayde Newman, were named as respondents in arbitration claims filed by Eugene V. Doty.  Mr. Doty asserts claims for fraud, breach of fiduciary duty, and violations of Colorado consumer and securities acts and violations of NASD rules.  Mr. Doty seeks $2,300,000, interest, attorney fees and punitive and treble damages.  The arbitration in this case is scheduled for December 2, 2003.  PIC is investigating this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

In February 2003, Brock and Julie Belt, former PIC customers, filed an arbitration claim with the NASD, naming PIC as a respondent.  The statement of claim alleges unsuitable securities recommendations and seeks $700,000 in damages, plus attorney fees and interest.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

In May 2003, Tony and Toby Velarde, former PIC customers, filed an arbitration claim with the NASD, naming PIC as a respondent.  The statement of claim alleges negligence, churning, breach of fiduciary duty, failure to supervise and securities law violations and seeks $710,000 in damages, plus interest and attorney fees.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.

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

4. Stock Options

The Company has a stock-based employee compensation plan. The Company accounts for its stock option plan under SFAS No. 123 “Accounting for Stock-Based Compensation.” As allowed under this statement, the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123.

There were no stock option grants in the three month period ended June 30, 2003. In the period ended June 30, 2002, no stock-based employee compensation cost is reflected in net income, since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the six months ended June 30, 2002.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: no dividends; expected volatility of 68%; risk-free interest rate of 4.8%; and expected life of 5 years. There would be no effect on net income and earnings per share for the six months ended June 30, 2003 because there was no vesting of options during the six month period.

Net loss, as reported	$(6,609,637)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(130,000)
Pro forma net loss	$(6,739,637)
Loss per share:
Basic and diluted - as reported	$(2.10)
Basic and diluted - pro forma	$(2.14)

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model.  The Black-Scholes model requires us to use historical price data combined with various other assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each company’s warrants, based on each company’s own historical stock price movements as well as an index of comparable companies.  When we initially receive a new underwriter warrant, from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.  As of June 30, 2003, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $4.4 million, up from a $1.8 million estimated value at March 31, 2003.

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value.  According to Generally Accepted Accounting Principles, we are required to carry these securities at estimated fair value.

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
increase/(decrease)

	Three Months Ended June 30 2003 vs. 2002		Six Months Ended June 30 2003 vs. 2002
Revenues:
Commissions	$2,590,641	152.5%	$3,401,285	102.3%
Corporate finance	2,329,096	27,953.6%	2,277,136	2,658.5%
Investment income	14,177,520	N/A	8,983,110	N/A
Trading income	970,389	N/A	862,817	N/A
Other	(7,839)	(40.4)%	(8,209)	(20.3)%

Total	$20,059,807	N/A	$15,516,139	N/A

Expenses:
Commissions and salaries	$3,044,170	175.1%	$3,426,262	90.0%
Underwriting expenses	111,298	N/A	111,298	N/A
Rent, telephone and quotation services	75,822	35.9%	87,612	18.9%
Other	97,641	14.6%	(37,262)	(2.8)%

Total	$3,328,931	127.1%	$3,587,910	64.1%

Earnings before income taxes	$16,730,876	N/A	$11,928,229	N/A

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Revenues for the second quarter of 2003 increased $20,059,807 to revenues of  $12,264,815, from negative revenues of $7,794,992 for the second quarter of 2002.  As shown in the table above, commissions increased $2,590,641, or 152.5 percent, from $1,698,313 in the second quarter of 2002 to $4,288,954 in the comparable 2003 period. This increase resulted from an increase in the number of retail brokers and a higher volume of transactions in the 2003 quarter compared to the same period in 2002. Corporate finance revenues rose $2,329,096 in the second quarter of 2003, to $2,337,428, from $8,332 for the  second quarter of 2002.  One corporate finance transaction was completed in the second quarter of 2003 and no corporate finance transactions were completed in the second quarter of 2002.  Investment income increased from a loss of $9,400,728 in the second quarter of 2002 to a profit of $4,776,792 in the second quarter of 2003.  Investment income in the 2003 period consisted of unrealized gains in the value of investment securities unrelated to underwriter warrants and an increase in the estimated fair value of underwriter warrants. No underwriter warrants were exercised in either the 2002 or 2003 quarters. Trading income increased by $970,389, to a profit of $850,054 in the second quarter of 2003, from a trading loss of $120,335 in the comparable 2002 period.  The improvement in trading income was primarily due to higher prices of securities held and profits realized on securities sold.  Other income, including interest and dividends, decreased $7,839, to $11,587 in the second quarter of 2003 from $19,426 in the 2002 quarter.

Improving market conditions and reduced uncertainties regarding the war in Iraq resulted in increased equity securities prices across many sectors.  The Nasdaq composite showed an increase of 21.9 percent in the second quarter of 2003 compared to a decrease of 20.7 percent for the second quarter of 2002.

Total expenses increased $3,328,931 in the second quarter of 2003 from the comparable 2002 period, an increase of 127.1 percent, from $2,618,850 to $5,947,781.  Commissions and salaries increased $3,044,170 or 175.1 percent, from $1,738,766 in the 2002 period to $4,782,936 in 2003. This increase was primarily due to higher commissions paid on increased commission revenues.  There were underwriting expenses of $111,298 during the second quarter of 2003 and one corporate finance transaction was completed.  In the second quarter of 2002 there were no corporate finance transactions completed and no underwriting expenses.  Rent, telephone and quote expenses increased to $286,795 in the second quarter of 2003 compared to $210,973 in the same quarter of 2002, an increase of 35.9 percent, primarily due to increased business activity and increased rental space in our Manhattan office.  The aggregate of all other expenses increased 14.6 percent, from $669,111 in the second quarter of 2002 to $766,752 in the second quarter of 2003, primarily due to an increased reserve for bad debt.

The Company had a pretax profit of $6,317,034 in the second quarter of 2003 compared to a pretax loss of $10,413,842 in the comparable 2002 period.  The pre-tax profit was due to increases in all revenue categories.  Exclusive of investment income (loss), the Company would have had a pretax profit of $1,540,242 for the second quarter of 2003 compared to a pretax loss of $1,013,114 in second quarter of 2002. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another, particularly when market conditions improve or decline substantially.

The Company had an estimated tax expense of $350,000 for the second quarter of 2003, compared to estimated tax benefits in the second quarter of 2002 of $4,165,000.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Total revenues for the first six months of 2003 increased $15,516,139, to  $10,104,909, from negative revenues of $5,411,230 for the first six months of 2002.  As shown in the table above, sales commissions increased $3,401,285, or 102.3 percent, to $6,726,739 for the first six months of 2003 from $3,325,454 for the first six months of 2002.  This increase resulted from higher transaction volume and increased price levels, particularly in the very small capitalization sector, which is the primary focus of the Company’s business, during the first six months of 2003 compared to the same period in 2002.  As noted above, improving market and business conditions during the first half of 2003 contributed to our improved results.  The Nasdaq composite increased 17.2 percent from January 1, 2003 through June 30, 2003, compared to a decrease of 26.1 percent during the first half of 2002.  Corporate finance revenues increased $2,277,136, or 2,658.5%, for the first six months of 2003, to $2,362,791 for the first two quarters of 2003 from $85,655 for the first two quarters of 2002. One corporate finance transaction with gross proceeds of $16.4 million was completed during the first half of 2003 and no corporate finance transactions were completed during the same period in 2002.  Corporate finance revenues are directly related to the amount of money raised in completed transactions.  Investment income increased by $8,983,110, to a profit of $548,718 for the first six months of 2003 compared to a loss of $8,434,392 for the first six months of 2002. During the first half of 2003, the market value of investment securities and the fair value of underwriter warrants increased significantly compared to the same period in 2002 when both investment securities and the fair value of underwriter warrants showed decreases.  No underwriter warrants were exercised in either period.  Trading income increased $862,817 to a profit of $434,463 for the first half of 2003 compared to a loss of $428,354 during the first half of 2002.  This increase was the result of higher trading volume and higher price levels for many securities during the 2003 period.  Other income, including interest and dividends, for the first half of 2003 decreased to $32,198 compared to $40,407 for the first half of 2002, primarily due to decreases in dividend and interest income.

Total expenses for the first half of 2003 increased $3,108,245, or 55.5 percent, to $8,706,652 from $5,598,407 for the first half of 2002.  Commission and salary expenses increased 77.4 percent, or $2,946,597, from $3,807,190 for the first half of 2002 to $6,753,787 for the first half of 2003.  This increase was primarily due to larger commissions paid on higher commission revenues during the 2003 period.  Underwriting expenses totaled $111,298 for the first half of 2003 since one corporate finance transaction was closed compared to no underwriting expenses in the first half of 2002 during which no corporate finance transactions were completed.  Rent, telephone and quote expenses were up $87,612, or 18.9 percent, for the first six months of 2003 to $552,307 from $464,695 for the first half of 2002.  This increase was due to the opening of a new office in Manhattan.  The aggregate of all other expenses decreased $37,262, or 2.8 percent, for the first half of 2003, to $1,289,260 from $1,326,522 for the first half of 2002.  The decrease for the first half of 2003 is due primarily to a decrease in lawsuit settlements and travel expenses partially offset by an increase in bad debt expense.

The Company had pretax earnings of $918,592 for the first six months of 2003 compared to a pretax loss of $11,009,637 for the first half of 2002, primarily due to significant increases in corporate finance revenues, estimated value of underwriter warrants, and investment and trading income during the first half of 2003.  Independent of investment income (loss), the Company would have had pretax earnings of $369,874 for the first half of 2003 compared to a pre-tax loss of $2,575,245 for the first half of 2002.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.

The Company also accrued $350,000 in income taxes for the first six months of 2003, compared to an estimated tax benefit of $4,400,000 for the first half of 2002.

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

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of June 30, 2003, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. The underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter generally exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which we initially sold the securities to the public.  Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and the states in which the securities will be sold or exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At June 30, 2003, PIC owned 22 underwriter warrants (from 17 issuers), all but one of which were currently exercisable; two had an exercise price below the current market price of the securities receivable upon exercise.  If we had exercised those two warrants and sold the securities on June 30, 2003, we would have received approximately $462,237.  There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the six months ended June 30, 2003, $21,923 of net cash was provided by operating activities of the Company.  The major adjustments to reconcile this result to the Company’s net earnings of $568,592 include the receipt of and an increase in the estimated value of underwriter warrants and an increase in receivables offset by a decrease in trading and investment securities, a decrease in income taxes receivable and an increase in securities sold, not yet purchased.  In the most recent period, $42,142 of net cash was used by the Company’s investing activities, consisting of purchases of furniture and equipment.  The Company used cash of $34,995 in financing activities during the second quarter of 2003 for payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At June 30, 2003, the Company had no material commitments for capital expenditures.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting on June 10, 2003.

(b) The six Company directors (Chester L.F. Paulson, Jacqueline M. Paulson, Glen Davis, Steve Kleemann, Shannon P. Pratt, and Paul Shoen) were each elected for an additional one year term.

(c) The results of the voting for election of each director were as follows:

Nominee	For	Abstain

Chester L. F. Paulson	3,027,708	10,222
Jacqueline M. Paulson	3,027,708	10,222
Glen Davis	3,027,708	10,222
Steve Kleemann	3,027,708	10,222
Shannon Pratt	3,027,708	10,222
Paul Schoen	3,027,708	10,222

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: August 13, 2003	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: August 13, 2003	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002