Form 10QSB
period 2003-09-30
PAULSON CAPITAL CORP
filed 2003-11-12
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common stock, no par value—3,110,811 shares as of November 7, 2003

Transitional Small Business Disclosure Format (check  one): Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	09/30/03	12/31/02
	(unaudited)
ASSETS

Cash and cash equivalents	$141,259	$97,630
Receivable from clearing organization	8,447,502	3,926,749
Notes and other receivables	788,277	681,655
Income taxes receivable	2,532	1,894,000
Trading securities, at market value	2,135,370	2,725,081
Investment securities, at market value	16,066,302	15,656,235
Underwriter warrants, at estimated fair value	4,739,500	2,714,000
Prepaid and deferred expenses	1,253,421	1,158,738
Furniture and equipment, net	213,279	257,559

Total assets	$33,787,442	$29,111,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$311,369	$524,886
Payable to clearing organization	901,493	2,087,907
Compensation, employee benefits and payroll taxes	2,119,663	595,052
Securities sold, not yet purchased, at market value	120,395	60,843
Income taxes payable	247,587	—
Deferred income taxes	1,552,413	—

Total liabilities	5,252,920	3,268,688

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,110,811 at 9/30/03 and 3,125,811 at 12/31/02	1,082,990	1,086,740
Retained earnings	27,451,532	24,756,219

Total shareholders’ equity	28,534,522	25,842,959

Total liabilities and shareholders’ equity	$33,787,442	$29,111,647

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	9/30/03	9/30/02	9/30/03	9/30/02

Revenues
Commissions	$4,625,295	$1,649,922	$11,352,034	$4,975,376
Corporate finance	2,513,121	32,016	4,875,912	117,671
Investment income (loss)	2,467,777	(286,417)	3,016,495	(8,720,809)
Trading income (loss)	541,819	(261,261)	976,282	(689,615)
Interest and dividends	17,145	12,542	47,698	52,215
Other	340	446	1,983	1,180

	10,165,497	1,147,248	20,270,404	(4,263,982)
Expenses
Commissions and salaries	5,173,758	1,871,466	12,407,210	5,678,656
Underwriting expenses	142,421	—	253,719	—
Rent, telephone and quotation services	301,378	236,794	853,685	701,489
Interest expense	16,678	780	16,678	7,910
Professional fees	132,020	103,065	451,505	410,079
Bad debt expense	30,000	30,000	190,000	90,000
Travel and entertainment	73,310	61,692	191,744	224,806
Settlements	—	—	21,849	85,000
Other	657,059	286,499	1,326,551	990,763

	6,526,624	2,590,296	15,712,941	8,188,703

Earnings (loss) before income taxes	3,638,873	(1,443,048)	4,557,463	(12,452,685)

Income tax expense (benefit)
Current	247,587	(580,000)	247,587	(1,500,000)
Deferred	1,202,413	180,000	1,552,413	(3,300,000)

Net Earnings (Loss)	$2,188,873	$(1,043,048)	$2,757,463	$(7,652,685)

Earnings (loss) per share, basic and diluted	$0.70	$(0.33)	$0.88	$(2.43)

Weighted average number of shares outstanding, basic	3,117,811	3,136,240	3,117,979	3,146,237

Weighted average number of shares outstanding, diluted	3,120,501	3,136,240	3,124,186	3,146,237

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2001 and 2002
and the nine month period ended September 30, 2003

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 2000	3,367,366	$1,080,011	$26,104,819

Stock options exercised	7,000	31,063	—

Redemption of common stock	(211,304)	(48,646)	(1,073,350)

Net earnings for the year	—	—	7,037,062

Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

Stock options exercised	8,000	35,500	—

Redemption of common stock	(45,251)	(11,188)	(301,158)

Net loss for year	—	—	(7,011,154)

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

Redemption of common stock (unaudited)	(15,000)	(3,750)	(62,150)

Net earnings for the year to date (unaudited)	—	—	2,757,463

Balance at September 30, 2003 (unaudited)	3,110,811	$1,082,990	$27,451,532

The accompanying notes are an integral part of these statements

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	9/30/03	9/30/02
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
Net earnings (loss)	$2,757,463	$(7,652,685)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Receipt of underwriter warrants	(3,217,453)	(68,391)
Unrealized depreciation and expiration of underwriter warrants	255,846	4,526,691
Noncash compensation associated with underwriter warrants	936,107	—
Depreciation and amortization	106,394	138,567
Deferred income taxes	1,552,413	(3,300,000)
Change in assets and liabilities
Receivables	(4,627,375)	3,638,110
Trading and investment securities	179,644	4,231,002
Prepaid and deferred expenses	(94,683)	76,542
Accounts payable and accrued liabilities	124,680	(1,247,201)
Securities sold, not yet purchased	59,552	(839)
Income taxes payable/receivable	2,139,055	722

Net cash provided by operating activities	171,643	342,518

Cash flows from investing activities Additions to furniture and equipment	(62,114)	(88,915)

Net cash used in investing activities	(62,114)	(88,915)

Cash flows from financing activities
Proceeds from exercise of stock options	—	35,500
Payments to retire common stock	(65,900)	(287,147)

Net cash used in financing activities	(65,900)	(251,647)

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,629	1,956

Cash and cash equivalents at beginning of period	97,630	42,938

Cash and cash equivalents at end of period	$141,259	$44,894

Cash paid during the period for:

Interest	$16,678	$780
Income taxes	$36,388	$2,009

The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in Item 310(b) of Regulation S-B, and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the information shown therein.  The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2. Securities Owned

Gains and losses from the disposition of securities are reflected as trading revenues in the income statement for the period.

3. Commitments and Contingencies

On November 7, 2001, the Company and its wholly owned subsidiary, Paulson Investment Company, Inc., or PIC, were named as defendants in a lawsuit filed by Spirit Partners, L.P. and Tech-Trade Capital LLC.  The lawsuit was filed in the Supreme Court of the State of New York for the County of New York.  The lawsuit alleges that PIC committed fraud and was unjustly enriched in connection with the redemption of warrants issued in the initial public offering of audiohighway.com, for which PIC served as underwriter.  According to plaintiffs, the warrant agreement and prospectus contain different provisions governing the redemption of the warrants.  This allegedly occurred because the redemption provisions were changed during the registration process, and the warrant agreement was not amended to reflect the change in provisions.  audiohighway.com’s redemption was proper under the terms of the prospectus, which contains the updated redemption provisions and allowed the issuer to redeem when the closing bid price of the common stock was at least $13.50 for 10 calendar days.  Plaintiffs allege that the redemption was improper under the terms of the warrant agreement, which they allege contains the original redemption provisions and allows the issuer to redeem when the closing bid price of the common stock exceeded $13.50 for 20 consecutive trading days.  Plaintiffs also allege that counsel for audiohighway.com and PIC fraudulently concealed the alleged discrepancy between the prospectus and warrant agreement by amending the warrant agreement to be consistent with the prospectus.  Plaintiffs claim unspecified monetary damages and seek $3 million in punitive damages. The lawsuit has been stayed, pending mandatory arbitration before the NASD.  The Company and PIC are currently conducting discovery.  The case is scheduled for binding arbitration in Portland, Oregon beginning February 17, 2004.  The Company and PIC believe that they have meritorious defenses to these claims and intend to defend the case vigorously.

In January 2002, PIC was served in an arbitration brought by one of its former customers, Patricia Weber, against PIC and its registered representative Melvin Vukcevich.  The arbitration claim alleges unsuitable securities recommendations, misrepresentation, breach of fiduciary duty and negligence.  The claimant is seeking damages of $255,000, interest, an additional return on her portfolio, punitive damages and attorney fees.  PIC has filed its answer.  The case is scheduled for binding arbitration in Los Angeles, California beginning May 25, 2004.  PIC believes it has meritorious defenses and intends to defend these matters vigorously.

In March 2002, PIC and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC asserted that the claims are subject to arbitration. Plaintiffs have abated their lawsuit and refiled their claims before the NASD.  Claimant Barinaga has filed a motion to amend his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s proposed amended statement of claim also names UBS PaineWebber, Inc. as a respondent.  Barinaga claims that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of 12 million dollars on sales of e.Digital stock.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  Discovery into these new claims is in a very early stage.  Given the proposed amendments, the current hearing date of November 3, 2003, will be rescheduled to a later date.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

Plaintiffs were given 60 days to formally move to amend their complaint by the submission of a proposed amended complaint.  Plaintiffs have filed a motion to amend and PIC’s opposition is due November 14, 2003.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

In January 2003, Joanne Thies, a former PIC customer, filed an arbitration claim with the NASD, naming PIC and Peter Jones, a current PIC registered representative, as respondents.  Ms. Thies asserts claims for negligence, failure to supervise, fraud and securities law violations relating to her account.  The claimant seeks damages of $457,000, attorney fees, costs and expenses.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.  This matter is scheduled for binding arbitration in Portland, Oregon beginning December 15, 2003.

In February 2003, Brock and Julie Belt, former PIC customers, filed an arbitration claim with the NASD, naming PIC as a respondent.  The statement of claim alleges unsuitable securities recommendations and seeks $700,000 in damages, plus attorney fees and interest.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.  This matter is scheduled for binding arbitration in Portland, Oregon beginning February 2, 2004.

In May 2003, Tony and Toby Velarde, former PIC customers, filed an arbitration claim with the NASD, naming PIC as a respondent.  The statement of claim alleges negligence, churning, breach of fiduciary duty, failure to supervise and securities law violations and seeks $710,000 in damages, plus interest and attorney fees.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously.  This matter is scheduled for binding arbitration in Portland, Oregon beginning April 5, 2004.

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

4. Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123.

There were no stock option grants in the three month periods ended September 30, 2003 and September 30, 2002.  In the nine month period ended September 30, 2002, no stock-based employee compensation cost is reflected in net income, since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the nine months ended September 30, 2002.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: no dividends; expected volatility of 68%; risk-free interest rate of 4.8%; and expected life of 5 years. There would be no effect on net income and earnings per share for the nine months ended September 30, 2003 because there was no vesting of options during the nine month period.

	Three Months Ended 09/30/02	Nine Months Ended 09/30/02
Net loss, as reported	$(1,043,048)	$(7,652,685)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(130,000)
Pro forma net loss	$(1,043,048)	$(7,782,685)
Loss per share:
Basic and diluted - as reported	$(0.33)	$(2.43)
Basic and diluted - pro forma	$(0.33)	$(2.47)

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

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies. As a part of our underwriter compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public. The underwriter warrants generally are not exercisable for the first year after the offering in which they are earned and are thereafter generally exercisable for four years, after which they expire. The exercise price is typically 120% of the price at which we initially sold the securities to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  In preparing our consolidated financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results are likely to differ from these estimates under different assumptions and conditions.

The critical accounting policies described below include those that reflect significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions.  We believe our most critical accounting policies are those described below.

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model.  The Black-Scholes model requires us to use historical price data combined with various other assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each company’s warrants, based on each company’s own historical stock price movements as well as an index of comparable companies.  When we initially receive a new underwriter warrant, from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.  As of September 30, 2003, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $4.7 million, up from a $4.4 million estimated value at June 30, 2003, and $2.7 million estimated value at December 31, 2002.

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value.  According to US GAAP, we are required to carry these securities at estimated fair value.

As a result of the factors described above, our revenues and earnings are subject to substantial fluctuation from period to period based on circumstances that often are beyond our control. An increase in financial market activity generally, and/or an increase in equity valuations generally, will normally result in increases in revenue, earnings and net worth as our activity levels and the value of our investment portfolio increase. Conversely, a general market retrenchment will typically lead to decreased revenue, earnings and net worth as a result of both decreased activity and the need to adjust higher investment portfolio values to lower levels. Accordingly, results for any historical period are not necessarily indicative of similar results for any future period.

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
increase/(decrease)

	Three Months Ended September 30 2003 vs. 2002		Nine Months Ended September 30 2003 vs. 2002
Revenues:
Commissions	$2,975,373	180.3%	$6,376,658	128.2%
Corporate finance	2,481,105	7,749.6%	4,758,241	4,043.7%
Investment income	2,754,194	N/A	11,737,304	N/A
Trading income	803,080	N/A	1,665,897	N/A
Other	4,497	34.6%	(3,714)	(7.0)%

Total	$9,018,249	786.1%	$24,534,386	N/A

Expenses:
Commissions and salaries	$3,302,292	176.5%	$6,728,554	118.5%
Underwriting expenses	142,421	N/A	253,719	N/A
Rent, telephone and quotation services	64,584	27.3%	152,196	21.7%
Other	427,031	88.6%	389,769	21.6%

Total	$3,936,328	152.0%	$7,524,238	91.9%

Earnings before income taxes	$5,081,921	N/A	$17,010,148	N/A

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Revenues for the third quarter of 2003 increased $9,018,249, to revenues of  $10,165,497, from revenues of $1,147,248 for the third quarter of 2002. As shown in the table above, commissions increased $2,975,373, or 180.3 percent, from $1,649,922 in the third quarter of 2002 to $4,625,295 in the comparable 2003 period. This increase resulted from a higher volume of transactions in the 2003 quarter compared to the same period in 2002. Corporate finance revenues rose $2,481,105 in the third quarter of 2003, to $2,513,121, from $32,016 for the third quarter of 2002.  One corporate finance transaction was completed in the third quarter of 2003, compared with no corporate finance transactions in the third quarter of 2002.  Investment income increased from a loss of $286,417 in the third quarter of 2002 to a profit of $2,467,777 in the third quarter of 2003.  Investment income in the 2003 period consisted of unrealized gains in the value of investment securities unrelated to underwriter warrants and an increase in the estimated fair value of underwriter warrants. During the third quarter of 2003, underwriter warrants were exercised and sold which resulted in a realized gain of $1,758,237. No underwriter warrants were exercised in the third quarter of 2002. Trading income increased by $803,080, to a profit of $541,819 in the third quarter of 2003, from a trading loss of $261,261 in the comparable 2002 period.  The improvement in trading income was primarily due to higher prices of securities held and profits realized on securities sold.  Other income, including interest and dividends, increased $4,497, to $17,485 in the third quarter of 2003 from $12,988 in the 2002 quarter.

Improving market conditions and greater optimism regarding general business conditions have resulted in increased equity securities prices across many sectors. The Nasdaq composite showed an increase of 9.3 percent in the third quarter of 2003 compared to a decrease of 19.9 percent for the third quarter of 2002.

Total expenses increased $3,936,328 in the third quarter of 2003 from the comparable 2002 period, an increase of 152.0 percent, from $2,590,296 to $6,526,624. Commissions and salaries increased $3,302,292, or 176.5 percent, from $1,871,466 in the 2002 period to $5,173,758 in 2003. This increase was primarily due to higher commissions paid on increased commission revenues.  There were underwriting expenses of $142,241 during the third quarter of 2003 as one corporate finance transaction was completed.  In the third quarter of 2002 there were no corporate finance transactions completed and no underwriting expenses.  Rent, telephone and quote expenses increased to $301,378 in the third quarter of 2003 compared to $236,794 in the same quarter of 2002, an increase of 27.3 percent, primarily due to increased business activity and increased rental space in our Manhattan office.  The aggregate of all other expenses increased 88.6 percent, from $482,036 in the third quarter of 2002 to $909,067 in the third quarter of 2003, primarily due to increased advertising and promotion and profit sharing expense.

The Company had a pretax profit of $3,638,873 in the third quarter of 2003 compared to a pretax loss of $1,443,048 in the comparable 2002 period.  The pretax profit was due to increases in all revenue categories.  Exclusive of investment income (loss), the Company would have had a pretax profit of $1,171,096 for the third quarter of 2003 compared to a pretax loss of $1,156,631 in third quarter of 2002. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another, particularly when market conditions improve or decline substantially.

The Company had an estimated tax expense of $1,450,000 for the third quarter of 2003, compared to estimated tax benefits in the third quarter of 2002 of $400,000.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Total revenues for the first nine months of 2003 increased $24,534,386, to  $20,270,404, from negative revenues of $4,263,982 for the first nine months of 2002.  As shown in the table above, sales commissions increased $6,376,658, or 128.2 percent, to $11,352,034 for the first nine months of 2003 from $4,975,376 for the first nine months of 2002.  This increase resulted from higher transaction volume and increased price levels, particularly in the very small capitalization sector, which is the primary focus of the Company’s business, during the first nine months of 2003 compared to the same period in 2002.  As noted above, improving market and business conditions during the first three quarters of 2003 contributed to our improved results.  The Nasdaq composite increased 33.8 percent from January 1, 2003 through September 30,  2003, compared to a decrease of 39.9 percent during the first nine months of 2002.  Corporate finance revenues increased $4,758,241, or 4,043.7 percent, for the first three quarters of 2003, to $4,875,912, from $117,671 for the first three quarters of 2002. Two corporate finance transactions with gross proceeds totaling $32.0 million were completed during the first nine months of  2003, as compared to no corporate finance transactions completed during the same period in 2002.  Corporate finance revenues are directly related to the amount of money raised in completed transactions.  Investment income increased by $11,737,304, to a profit of $3,016,495 for the first nine months of 2003 compared to a loss of $8,720,809 for the first nine months of 2002. During the first nine months of 2003, the market value of investment securities and the fair value of underwriter warrants increased significantly compared to the same period in 2002 when both investment securities and the fair value of underwriter warrants showed decreases.  Underwriter warrants were exercised in the first three quarters of 2003 resulting in a realized gain of $1,758,237. No underwriter warrants were exercised in 2002. Trading income increased $1,665,897 to a profit of $976,282 for the first nine months of 2003 compared to a loss of $689,615 during the first nine months of 2002. This increase was the result of higher trading volume and higher price levels for many securities during the 2003 period.  Other income, including interest and dividends, for the first nine months of 2003 decreased to $49,681 compared to $53,395 for the first nine months of 2002, primarily due to decreases in dividend and interest income.

Total expenses for the first nine months of 2003 increased $7,524,238, or 91.9 percent, to $15,712,941 from $8,188,703 for the first nine months of 2002.  Commission and salary expenses increased 118.5 percent, or $6,728,554, from $5,678,656 for the first three quarters of 2002 to $12,407,210 for the first three quarters of 2003.  This increase was primarily due to larger commissions paid on higher commission revenues during the 2003 period.  Underwriting expenses totaled $253,719 for the first three quarters of 2003 as a result of the closing of  two corporate finance transactions as compared to no underwriting expenses in the first three quarters of 2002 during which no corporate finance transactions were completed.  Rent, telephone and quote expenses were up $152,196, or 21.7 percent, for the first nine months of 2003 to $853,685 from $701,489 for the first nine months of 2002.  This increase was due to the expansion of the office in Manhattan.  The aggregate of all other expenses increased $389,769, or 21.6 percent, for the first nine months of 2003, to $2,198,327 from $1,808,558 for the first nine months of 2002.  The increase for the first nine months of 2003 is due primarily to an increase in estimated bad debt expense and profit sharing expense.

The Company had pretax earnings of $4,557,463 for the first nine months of 2003 compared to a pretax loss of $12,452,685 for the first nine months of 2002, primarily due to significant increases in commission revenues, corporate finance revenues, estimated value of underwriter warrants, and investment and trading income during the first nine months of 2003.  Independent of investment income (loss), the Company would have had pretax earnings of $1,540,968 for the nine months of 2003 compared to a pretax loss of $3,731,876 for the first nine months of 2002.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.

The Company also accrued $1,800,000 in income taxes for the first nine months of 2003, compared to an estimated tax benefit of $4,800,000 for the first nine months of 2002.

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

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of September 30, 2003, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. The underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter generally exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which we initially sold the securities to the public.  Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At September 30, 2003, PIC owned 21 underwriter warrants (from 16 issuers), all but three of which were currently exercisable; two had an exercise price below the current market price of the securities receivable upon exercise.  The intrinsic value of these two warrants is $386,784. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the nine months ended September 30, 2003, $171,643 of net cash was provided by operating activities of the Company.  The major adjustments to reconcile this result to the Company’s net earnings of $2,757,463 include the receipt of underwriter warrants, an increase in deferred income taxes, a decrease in receivables, and an increase in income taxes payable/receivable. In the most recent period, $62,114 of net cash was used by the Company’s investing activities, consisting of purchases of furniture and equipment.  The Company used cash of $65,900 in financing activities during the nine months ended September 30, 2003, for payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At September 30, 2003, the Company had no material commitments for capital expenditures.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No Reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: November 7, 2003	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: November 7, 2003	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002