Form 10KSB
period 2003-12-31
PAULSON CAPITAL CORP
filed 2004-03-30
CIK 704159

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission file number: 0-18188

FORM 10-KSB

PAULSON CAPITAL CORP.

Name of small business issuer as specified in its charter

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 S.W. Naito Parkway, Suite 200 Portland, OR	97204
(Address of principal executive offices)	(Zip Code)

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

$28,059,159

As of March 22, 2004, 3,185,311 shares of the registrant’s common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant’s shares in the over-the-counter market as of such date) was $11,666,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

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

ITEM 1.                        DESCRIPTION OF BUSINESS

General

Paulson Capital Corp. (“Paulson Capital” or the “Company”), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. (“PIC”), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities.  The Company operates in one industry segment, the financial services industry.  At December 31, 2003, PIC employed 39 brokers and had independent contractor arrangements with 69 brokers registered with the National Association of Securities Dealers, Inc. (“NASD”).  PIC also employed a support staff of 54 persons in its headquarters in Portland, Oregon and in certain of its branch offices.  At December 31, 2003, PIC had 30 branch offices throughout the United States.

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

The following table shows the portion of our revenues that was attributable to each category for the last two fiscal years:

	2003	2002
Securities Brokerage	$16,597,119	$7,598,621
Corporate Finance	6,801,330	121,843
Investment Income	3,359,973	(6,559,267)
Trading Income	1,245,018	(203,835)
Other	55,719	64,023

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

Pursuant to an agreement between PIC and Correspondent Services Corporation (“CSC”), a subsidiary of National Financial Services, LLC, CSC carries all of PIC’s customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to PIC customers; (2) settlement of contracts and transactions in securities between PIC and other broker-dealers and between PIC and its customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange.  PIC determines the amount of commission to be charged to its customers on agency transactions and the price of securities purchased or sold in principal transactions.  CSC receives compensation based on the size of the transaction, subject to certain minimum and maximum amounts. The agreement between PIC and CSC may be canceled by either party upon 60 days written notice, which period may be reduced in certain events.  In the event of a liability arising from a bad debt from a customer, PIC is required to indemnify CSC against any loss.  This potential liability is uninsured.

In addition to providing clearing services for PIC, CSC loans money to PIC in the ordinary course of PIC’s business, pursuant to an arrangement under which CSC agrees to finance PIC’s trading accounts.  At December 31, 2003, no net loans were outstanding pursuant to this arrangement.

Corporate Finance

PIC raises capital for its corporate finance clients through public offerings and, to a lesser extent, private offerings, of securities of corporations that are engaged in a variety of businesses.  PIC participates in underwritings of corporate securities as managing underwriter and as a syndicate member.  Management of an underwriting generates more revenue than participation as a member of an underwriting syndicate.  Revenues generated by syndicate participations have not been material.

PIC acts as the managing underwriter of public offerings of securities that typically range in size from $5 million to $30 million.  PIC underwrites these offerings on a “firm commitment” basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount, after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”), and resells the securities to the public at a specified price. Managing these public offerings involves the risk of loss if PIC is unable to resell at a profit the securities it is committed to purchase.  This risk is usually reduced by accepting other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering.  PIC and the other underwriters may also sell a portion of their commitment through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment.  As an underwriter, PIC is also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission.  PIC has no insurance to cover its potential liabilities as an underwriter.

The commitment of capital by PIC between the time a firm commitment underwriting agreement becomes effective and the time PIC resells the securities constitutes a charge against its net capital.  Accordingly, PIC’s participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD.  See “Net Capital Requirements.”

Between June 1, 1978 and December 31, 2003, PIC acted as the managing underwriter or co-managing underwriter for 146 securities offerings, raising approximately $986 million for corporate finance clients.  Of these, 88 were initial public offerings.  PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, exercisable for a period of five years from the effective date of the public offering at a price equal to 120 percent of the public offering price.  A portion of these underwriter warrants is typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering.

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

Trading and Market Making

In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds.  At December 31, 2003, PIC made a market in 50 securities of 46 issuers.  Of these, 23 were corporations for which PIC has acted as managing or co-managing underwriter of public financings.  In addition, at December 31, 2003, PIC held securities of 18 companies in its investment account.  In 2003, the value of securities held in the trading accounts and investment account ranged between $13,381,705 and $19,066,965. The level of positions carried in PIC’s trading and investment accounts fluctuates significantly.  The size of the securities positions at any date may not be representative of PIC’s exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume.  The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC’s net capital rules.  See “Net Capital Requirements.”

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

Branch Offices

PIC branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch.  PIC typically receives between 10 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff.  Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch’s expenses.  As of December 31, 2003, PIC had 30 branch offices in California, Connecticut, District of Columbia, Florida, Georgia, New Jersey, New York, Oregon, Utah, Vermont, and Washington.  All of these branches, except our offices in Salem, Oregon and Manhattan, New York, operate as independent contractor offices.  PIC continues to be responsible for all expenses of the Salem and Manhattan offices.

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

Net Capital Requirements

PIC is required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67 percent of its “aggregate indebtedness”.  In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations.  In particular, the value of securities that can be included in net capital is subject to reduction in market value or principal amount. The amount of the required reduction or “haircut” depends on the nature of the security.  As of December 31, 2003, PIC had net capital of $14,338,359, which exceeded its minimum requirement of $167,540 by $14,170,819.  The ratio of aggregate indebtedness of $2,513,110 to net capital of $14,338,359 on December 31, 2003, was approximately 0.18 to 1.  In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formula mandated by the SEC, during the period between effectiveness and the closing of the transaction, usually 3-4 business days. This results in a significant temporary increase in PIC’s required net capital.  In some cases, the amount of securities underwritten by PIC could be limited by its net capital.  Any significant reduction in PIC’s net capital, even if PIC were still in compliance with the SEC’s net capital rule for its retail and trading activities, could have a material adverse impact on PIC’s ability to continue its investment banking activities.

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

In its investment banking activities, PIC competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies.  Since PIC generally manages offerings smaller than $30 million, it does not typically compete with the investment banking departments of large, well-known national brokerage firms.  Nevertheless, PIC occasionally manages larger offerings.  In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with PIC, typically for fees and compensation less than that charged by PIC.  When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with PIC.

Employees

At December 31, 2003, PIC had 93 employees (of which 90 are full-time), of whom 54 were executives and support staff and 39 were involved in brokerage activities and compensated primarily on a commission basis.  PIC also had independent contractor arrangements with 69 independent contractors, all of whom are compensated solely on a commission basis.  Paulson Capital had no employees separate from PIC.

ITEM 2.                        DESCRIPTION OF PROPERTY

PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 2009.  The base monthly rental rate on this lease is currently $25,704.  The rental rate increases every 2-3 years, from $25,704 beginning in June 2002 to $29,988 through the expiration of the lease in June 2009.  PIC’s Salem office leases space under a lease that expires on October 31, 2005 at a monthly rent of $3,001, with rent subject to increases based upon inflation.  PIC’s Manhattan office leases space on a month-to-month basis at $5,400 per month.  The Company believes the existing leased space is suitable and adequate for its business for the foreseeable future.  PIC’s other branch offices lease space but, under the terms of the relationship between PIC and these offices, PIC is not responsible for these lease costs. The Company has no additional leases other than through PIC.

ITEM 3.                        LEGAL PROCEEDINGS

In January 2002, PIC was served in an arbitration brought by one of its former customers, Patricia Weber, against PIC and its registered representative Melvin Vukcevich.  The arbitration claim alleges unsuitable securities recommendations, misrepresentation, breach of fiduciary duty and negligence.  The claimant is seeking damages of $255,000, interest, an additional return on her portfolio, punitive damages and attorney fees.  PIC has filed its answer.  The case is scheduled for binding arbitration in Los Angeles, California beginning May 25, 2004.  PIC believes it has meritorious defenses and intends to defend the matter vigorously.

In March 2002, PIC and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC asserted that the claims are subject to arbitration. Plaintiffs have abated their lawsuit and refiled their claims before the NASD.  Claimant Barinaga amended his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s amended statement of claim also names UBS PaineWebber, Inc. as a respondent.  Barinaga claims that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of 12 million dollars on sales of e.Digital stock.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  Discovery into these new claims is in a very early stage.  No hearing date has yet been set.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two secondary offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 secondary offering of Suprema Specialities, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialities, Inc. stock between August 25, 2000 and November 14, 2001.  Plaintiffs currently are amending their complaint.  Discovery has not yet started.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In November 2003, PIC brought an arbitration claim with the NASD against some of its registered representatives for payment of a promissory note in the amount of $75,000.  The registered representatives have filed counterclaims alleging that PIC made various misrepresentations and breached its fiduciary and contractual obligations to them.  The registered representatives are seeking in excess of $500,000.  PIC has not had an opportunity to fully investigate this claim, but currently believes it has meritorious defenses and intends to defend this matter vigorously.

An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. PIC also has been named in certain other legal proceedings and has received notice that certain customers may commence legal proceedings against PIC. The Company has no additional legal proceedings other than through PIC. The Company believes, based upon information received to date and, where the Company believes it appropriate, discussions with legal counsel, that resolution of this additional pending or threatened litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.

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

	2003 Prices		2002 Prices
	High	Low	High	Low
1st Quarter	$5.21	$4.22	$8.00	$6.60
2nd Quarter	5.04	4.02	8.23	6.02
3rd Quarter	6.61	4.15	6.61	4.94
4th Quarter	10.47	5.83	5.12	4.61

The closing high and low prices for the first quarter of 2004, through March 22, 2004, were $15.30 and $9.85, respectively.

As of March 5, 2004, there were 3,185,311 shares of the Company’s common stock outstanding and held of record by 111 holders.  The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in “street name” for multiple shareholders.  Based on the number of requests for the Company’s proxy materials for its 2003 annual meeting, the Company believes there are approximately 379 beneficial holders of its common stock.  The Company repurchased 15,000 shares of common stock during 2003.  Additional shares of common stock may be repurchased from time to time in the future.

The Company declared a $0.10 per share dividend on its common stock in December 2003, payable in January 2004. No dividend was declared during fiscal year 2002. Net capital requirements may limit the ability of PIC to pay future dividends to the Company, which would affect the Company’s ability to pay dividends to its shareholders.

The following table provides certain information about the Company’s equity compensation plans in effect as of the end of fiscal year 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders(1)	194,500	$6.43	260,500
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	194,500	$6.43	260,500

(1)                                  Consists of the Company’s 1999 Stock Option Plan.

ITEM 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

Income Statement Information

	Years Ended December 31,
	2003	2002
	(in thousands, except per share amounts)
Revenues	$28,059	$1,021
Commissions and Salaries	16,959	8,196
Other Expenses	4,956	3,735
Total Expenses	21,915	11,931
Pretax Income (Loss)	6,144	(10,910)
Net Income (Loss)	4,040	(7,011)
Diluted Earnings (Loss) per share	$1.29	$(2.23)
Average Number of Common Shares Outstanding (Diluted)	3,132	3,141

Balance Sheet Information

	December 31,
	2003	2002
	(in thousands)
Total Assets	$36,070	$29,112
Long-Term Debt	—	—
Shareholders’ Equity	29,595	25,843

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

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. In our securities brokerage and corporate finance business, the amount of our revenues depends on levels of market activity requiring the services we provide.  Our investment banking activity, which consists primarily of acting as the managing underwriter of initial and follow-on public offerings for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation.  Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice.  Accordingly, fluctuations in brokerage and investment banking revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

Our investment income or loss and, to a lesser extent, our trading income or loss is affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated.  Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme.  The results of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss from these operations and substantial increases or decreases in our net worth as our securities holdings are marked to market.

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies.  As a part of our compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public.  The warrants are not exercisable for the first year after the offering in which they are earned and are thereafter exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

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

Results of Operations

PIC’s revenues and operating results are influenced by fluctuations in the equity underwriting markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where PIC’s investment account, trading inventory positions and underwriter warrants are heavily concentrated.  Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  PIC’s results of operations depend upon many factors, such as the number of companies that are seeking public financing, the quality and financial condition of those companies, market conditions in general, the performance of previous PIC underwritings and interest in certain industries by investors.  As a result, revenues and income derived from these activities may vary significantly from year to year.  In the tables below, “Corporate Finance” revenues are a function of total proceeds from offerings done during the period, compensation per offering, and the fair value of underwriter warrants received.  “Investment Income” includes realized gains from the exercise of underwriter warrants, gains and losses from the sales of investment securities, and unrealized gains and losses from underwriter warrants and other investment securities.  “Trading Income” is the net gain or loss from trading positions before commissions paid to the representatives in the trading department.

Summary of Changes in Major Categories
of Revenues and Expense

	Dollar Change	Percent Change	2003	vs.	2002
Revenues:
Sales Commissions	$8,998,498	118.4	$16,597,119		$7,598,621
Corporate Finance	6,679,487	5,482.0	6,801,330		121,843
Investment Income	9,919,240	NA	3,359,973		(6,559,267)
Trading Income	1,448,853	NA	1,245,018		(203,835)
Other	(8,304)	(13.0)	55,719		64,023

Total	$27,037,774	2,647.2	$28,059,159		$1,021,385

Expenses:
Commissions and Salaries	8,763,475	106.9	16,959,056		8,195,581
Underwriting Expenses	336,083	174.8	528,397		192,314
Rent, Telephone & Quotes	196,092	20.4	1,156,402		960,310
Other	687,760	26.6	3,271,291		2,583,531

Total	$9,983,410	83.7	$21,915,146		$11,931,736

Pretax Income (Loss)	$17,054,364	NA	$6,144,013		$(10,910,351)

2003 Compared to 2002

Revenues

Total revenues for 2003 increased by 2,647.2 percent from 2002, to $28,059,159 from $1,021,385.  As shown in the table above, sales commissions rose $8,998,498, or 118.4 percent, to $16,597,119 in 2003 from $7,598,621 in 2002. This increase resulted primarily from the increased trading activity in 2003 relative to 2002. The Nasdaq Composite Index was up 50 percent in 2003, to 2003.37 at December 31, 2003 from 1335.51 at year-end 2002.  PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

 Corporate finance revenues increased 5,482 percent, to $6,801,330, in 2003 compared to $121,843 in 2002. Corporate finance revenues increased as a result of three transactions completed in 2003 compared with no transactions completed in 2002, and the receipt of underwriter warrants as compensation for the Company’s underwriting efforts. The 2003 corporate finance transactions raised a total of $66 million for corporate finance clients. In addition, during 2003, the Company received underwriter warrants valued using the Black-Scholes option-pricing model, resulting in unrealized revenue of $2,968,565 (net of $1,280,842 compensation expense) at the time of receipt. Because the Company had no corporate finance transactions in 2002, there were no underwriter warrants received during that year.

Investment income increased $9,919,240, from a loss of $6,559,267 in 2002 to a profit of $3,359,973 in 2003. Investment income consists of (1) the unrealized and realized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized and realized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, and (3) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The unrealized appreciation of underwriter warrants (net of warrant expiration) increased $628,435 during 2003. The unrealized depreciation of securities not readily marketable totaled $75,200 during 2003. The remainder of the net change is the result of the unrealized and realized appreciation of securities with quoted market prices.

Trading income increased $1,448,853 to a gain of $1,245,018 in 2003 from a loss of $203,835 in 2002. This increase was primarily due to increased trading activity in securities generally as well as in the securities of PIC’s corporate finance clients, resulting from robust activity in the stock market. Generally, favorable market conditions result in increased revenues for PIC.

Expenses

Total expenses increased by $9,983,410 in 2003 from 2002, an increase of 83.7 percent to $21,915,146 from $11,931,736. The largest dollar increase was in commissions and salaries.  Commissions and salaries increased $8,763,475, or 106.9 percent, to $16,959,056 in 2003 from $8,195,581 in 2002. This increased was primarily due to increased commission expense resulting from greater trading activity and increased compensation related to corporate finance transactions. Underwriting expenses increased by $336,083, or 174.8 percent, from 2002. Three underwriting transactions were completed in 2003 while no transactions were completed in 2002. Rent, telephone and quotation expenses increased to $1,156,402 in 2003 from $960,310 in 2002, an increase of 20.4 percent, primarily as the result of the opening of the Manhattan office in mid-to-late 2002. Other expenses increased 26.6 percent, to $3,271,291 in 2003 from $2,583,531 in 2002. The increase in other expenses is partially the result of an increase in bad debt expense, from $95,369 in 2002 to $367,796 in 2003. The remainder of the increase consists of increases in various other expenses.

Income

The Company had a pretax income of $6,144,013 in 2003 compared to a pretax loss of $10,910,351 in 2002 due to significant increases in all revenue categories. Independent of investment income or loss, the Company would have had pretax income of $2,784,040 in 2003 compared to a pretax loss of $4,351,084 in 2002. Significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  The Company also had income tax expense of $2,103,736 in 2003, compared to an income tax benefit of $3,899,197 in 2002.

Liquidity and Capital Resources

Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available.  PIC is also required to maintain net capital as described in “Item 1 - Description of Business — Net Capital Requirements” above.  PIC’s equity at December 31, 2003 was $28,408,778. Of PIC’s total assets (net of intercompany accounts) at December 31, 2003 of $34,683,220, approximately 72.8 percent consisted of securities in PIC’s investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 21.1 percent consisted of cash, certificates of deposit and receivables from its correspondent broker.

PIC’s securities inventory is stated at fair value.  The liquidity of the market for many of PIC’s securities holdings, however, varies with trends in the stock market.  Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC’s positions could adversely affect the liquidity and prices of the issues held.  In general, falling prices in OTC securities (which make up most of PIC’s trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities.  The overall decline in prices for the very small capitalization OTC securities traded by PIC in 2002, 2001, and 2000 were combined with a general reduction in the liquidity of the markets for these securities.  This situation was the reverse of 2003 and 1999, when increases in prices of OTC securities increased the liquidity of the markets for these securities.  PIC’s investment account and trading inventory accounts are stated at fair value. They include shares of restricted stock held by PIC, with an original cost of $1,552,575, currently valued at $2,230,000, which the Company believes, based upon available evidence, approximates market value.

PIC borrows money from CSC in the ordinary course of its business, pursuant to an arrangement under which CSC agrees to finance PIC’s trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 2003, no net loans were owed by PIC to CSC pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities.  The recorded value of our underwriter warrants is typically not readily realizable, either because the warrants are not currently exercisable or because their exercise price is more than the price that we could realize if we exercised the warrants and sold the underlying securities.  There is no public market for our underwriter warrants and the warrants themselves are transferable only under very limited circumstances.  Accordingly, their value cannot be realized by selling the warrants themselves.  Underwriter warrants exercisable to purchase securities having a value in excess of the exercise price are liquid, subject to restrictions on liquidity applicable to OTC securities generally.  The securities issuable on exercise of our underwriter warrants are registered under the Securities Act of 1933, as amended, and, in some cases, may also be resold under an exemption from registration.  Accordingly, there is no legal impediment to liquidity with respect to these securities, except during the first year following a company’s public offering.  At December 31, 2003, PIC owned 20 underwriter warrants (from 14 different issuers), of which 16 were currently exercisable; four had an exercise price below the current market price of the securities receivable on exercise.  If we had exercised the “in-the-money” warrants and sold the underlying securities on December 31, 2003, we would have received $78,787 in gross proceeds.  As of December 31, 2003, the computed value of our underwriter warrants, based on the Black-Scholes Option Pricing Model, was $6.3 million, a significant increase from the computed value of $2.7 million at year-end 2002.  There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes Option Pricing Model, as described more fully in “Critical Accounting Policies” above.

In 2003, $121,176 of net cash was provided by operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that provided cash to operating activities: noncash compensation associated with underwriter warrants of $1,280,842; deferred income taxes of $3,125,700; and an increase in accounts payable and accrued liabilities of $1,401,872. The following items resulted in a use of cash for operating activities: an increase in receivable/payable from clearing organization of $4,827,452, and the receipt of underwriter warrants of $4,249,407. Net cash used in invested investing activities in 2003 is additions to furniture and equipment of $87,645. Net cash provided by financing activities in 2003 totaled $24,153, resulting from proceeds from the exercise of stock options and related tax benefit of $90,055, offset by payments to retire common stock of $65,902.

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

At December 31, 2003, the Company had no material commitments for capital expenditures.

In general, the primary sources of PIC’s, and therefore the Company’s, liquidity, includes PIC’s trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants. All of these sources depend in large part on the trend in the general markets for OTC securities.  Rising OTC price levels will tend to increase the value and liquidity of PIC’s trading positions, the amount that can be borrowed from CSC based upon those positions, and the value of PIC’s underwriter warrants.  The Company believes its liquidity is sufficient to meet its needs for both the short and long term horizon. The Company’s liquidity could be affected by protracted unfavorable market conditions.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8-A.                                        CONTROLS AND PROCEDURES

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

PART III

Paulson Capital Corporation

Code of Business Conduct and Ethics

Introduction

This Code of Business Conduct and Ethics (the “Code”) embodies the commitment of Paulson Capital Corporation and its subsidiary Paulson Investment Company, Inc. (together, “Paulson” or “we”) to conduct business in accordance with all applicable laws, rules and regulations and the highest ethical standards. Integrity and honesty lie at the heart of Paulson’s business. We expect our people to maintain high ethical standards in everything they do, both in their work for Paulson and in their personal lives. All employees, consultants, officers, and members of our Board of Directors (collectively, “Covered Persons”) are expected to adhere to these principles and to the procedures set forth in this Code. (For purposes of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder, Section I of this Code shall be Paulson’s code of ethics for Senior Financial Officers (as defined below).

Each Covered Person should also read and be familiar with the portions of Paulson’s Firmwide Compliance Policies and Supervisory Procedures Manual applicable to him or her. In addition to the aforementioned items, Paulson also may, in the future, issue more specific policies, procedures, rules or directives that reflect these standards while addressing the special requirements or needs of a particular Paulson business group or division.  If there are any inconsistencies between this Code and such other policies, procedures, rules or directives, the provisions and requirements of this Code shall apply.

SECTION I

A. Compliance and Reporting

Covered Persons should strive to identify and raise potential issues before they lead to problems, and should ask about the application of this Code whenever in doubt. Any Covered Person who becomes aware of any existing or potential violation of this Code should promptly contact Paulson’s Chief Compliance Officer. In the case of directors, the Chief Executive Officer, the Chief Financial Officer, the controller or principal accounting officer, and the Chief Compliance Officer (the “Senior Financial Officers”), Paulson’s General Counsel should be contacted. (We refer to Paulson’s Chief Compliance Officer and General Counsel as “Appropriate Ethics Contacts”). Paulson will take such disciplinary or preventive action as it deems appropriate to address any existing or potential violation of this Code brought to its attention.

Any questions relating to how these policies should be interpreted or applied should be addressed to an Appropriate Ethics Contact.

B. Conflicts of Interest

A “conflict of interest” occurs when an individual’s private interest improperly interferes, or gives the appearance of interfering, with the interests of Paulson. Conflicts of interest are prohibited as a matter of policy, unless they have been approved by an Appropriate Ethics Contact. In particular, a Covered Person must never use, or attempt to use, his or her position at Paulson to obtain any improper personal benefit for himself or herself, for his or her family members, or for any other person, including loans or guarantees of obligations, from any person or entity.

Service to Paulson should never be subordinated to personal gain and advantage. Conflicts of interest should, to the extent possible, be avoided. Any Covered Person who is aware of a material transaction or relationship that could reasonably be expected to give rise to a conflict of interest should discuss the matter promptly with an Appropriate Ethics Contact.

C. Public Disclosure

It is Paulson’s policy that the information in its public communications, including SEC filings, be full, fair, accurate, timely and understandable. All Covered Persons who are involved in the company’s disclosure process, including the Senior Financial Officers, are responsible for acting in furtherance of this policy. In particular, these individuals are required to maintain familiarity with the disclosure requirements applicable to Paulson and are prohibited from knowingly misrepresenting, omitting, or causing others to misrepresent or omit, material facts about Paulson to others, whether within or outside of Paulson, including Paulson’s independent auditors. In addition, any Covered Person who has a supervisory role in Paulson’s disclosure process has an obligation to discharge his or her responsibilities diligently.

D. Compliance with Laws, Rules and Regulations

It is Paulson’s policy to comply with all applicable laws, rules and regulations. It is the personal responsibility of each Covered Person to adhere to the standards and restrictions imposed by those laws, rules and regulations. The Supervisory Procedures Manual provides guidance as to certain laws, rules and regulations that apply to the Paulson’s activities.

Generally, it is both illegal and against Paulson policy for any Covered Person who is aware of material nonpublic information relating to Paulson, any of Paulson’s clients or any other public, private or governmental issuer of securities to buy or sell any securities of those issuers, or recommend that another person buy, sell or hold the securities of those issuers.

More detailed rules governing the trading of securities by the Covered Persons are set forth in the Supervisory Procedures Manual. Any Covered Person who is uncertain about the legal rules involving his or her purchase or sale of any securities or any securities in issuers that he or she is familiar with by virtue of his or her work for Paulson should consult with an Appropriate Ethics Contact before making any such purchase or sale.

SECTION II

A. Corporate Opportunities

Covered Persons owe a duty to advance Paulson’s legitimate business interests when the opportunity to do so arises. Covered Persons are prohibited from taking for themselves (or directing to a third party) a business opportunity that is discovered through the use of corporate property, information or position, unless Paulson has already been offered the opportunity and turned it down. More generally, Covered Persons are prohibited from using corporate property, information or position for personal gain or competing with Paulson.

Sometimes the line between personal and company benefits is difficult to draw, and sometimes both personal and company benefits may be derived from certain activities. The only prudent course of conduct for Covered Persons is to make sure that any use of Paulson’s property or services that is not solely for the benefit of Paulson is approved beforehand through the Appropriate Ethics Contact.

B. Confidentiality

In carrying out Paulson’s business, Covered Persons often learn confidential or proprietary information about Paulson, its clients/customers, prospective clients/customers or other third parties. Covered Persons must maintain the confidentiality of all information so entrusted to them, except when disclosure is authorized or legally mandated. Confidential or proprietary information includes, among other things, any non-public information concerning Paulson, including its businesses, financial performance, results or prospects, and any non-public information provided by a third party with the expectation that the information will be kept confidential and used solely for the business purpose for which it was conveyed. Covered Persons should refer to the policies set forth in the Supervisory Procedures Manual.

C. Fair Dealing

We have a history of succeeding through honest business competition. We do not seek competitive advantages through illegal or unethical business practices. Each Covered Person should endeavor to deal fairly with the Paulson’s clients, service providers, suppliers, competitors and employees. No Covered Person should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any unfair dealing practice.

D. Equal Employment Opportunity and Harassment

Paulson’s focus in personnel decisions is on merit and contribution to Paulson’s success. Concern for the personal dignity and individual worth of every person is an indispensable element in the standard of conduct that we have set for ourselves. Paulson affords equal employment opportunity to all qualified persons without regard to any impermissible criterion or circumstance. This means equal opportunity in regard to each individual’s terms and conditions of employment and in regard to any other matter that affects in any way the working environment of the employee. We do not tolerate or condone any type of discrimination prohibited by law, including harassment.

E. Protection and Proper Use of Company Assets

All Covered Persons should protect Paulson’s assets and ensure their efficient use. All assets should be used for legitimate business purposes only.

SECTION III

Waivers of This Code

From time to time, Paulson may waive certain provisions of this Code. Any Covered Person who believes that a waiver may be called for should discuss the matter with an Appropriate Ethics Contact. Waivers for executive officers (including Senior Financial Officers) or directors may be made only by the Board of Directors or a committee of the Board.

Additional Information

Other information required by Items 9, 10, 11, 12, and 14 of Part III of this Report will be included in the Company’s definitive proxy statement for its 2004 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

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

10.5	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001)

10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

21.1	Subsidiaries of Paulson Capital Corp. Filed herewith electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certification. Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certification. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: 3/29/04	By:	/s/ Chester L.F. Paulson
Chester L.F. Paulson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
(1) Principal Executive Officer

/s/ Chester L.F. Paulson
Chester L.F. Paulson	Chairman of the Board and President	3/29/04

(2) Chief Financial Officer

/s/ Carol Rice
Carol Rice	Chief Financial Officer	3/29/04

(3) Directors

/s/ Jacqueline M. Paulson
Jacqueline M. Paulson	Secretary, Treasurer and Director	3/29/04

/s/ Glen Davis
Glen Davis	Director	3/29/04

/s/ Steve Kleemann
Steve Kleemann	Director	3/29/04

/s/ Shannon Pratt
Shannon Pratt	Director	3/29/04

/s/ Paul Shoen
Paul Shoen	Director	3/29/04

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)

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

10.5	Amendment 1 to the Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001)

10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

21.1	Subsidiaries of Paulson Capital Corp. filed herewith electronically.

31.1	Rule 13a-14(a)/15d-14(a) Certifications. Filed herewith electronically.

31.2	Rule 13a-14(a)/15d-14(a) Certifications. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

Financial Statements and Report of

Independent Certified Public Accountants

Paulson Capital Corp. and Subsidiary

December 31, 2003 and 2002

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

Paulson Capital Corp.

We have audited the accompanying consolidated balance sheet of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying Supplementary Schedule of Warrants Owned as of December 31, 2003 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the two years in the period ended December 31, 2003.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Portland, Oregon	/s/ GRANT THORNTON LLP
February 27, 2004

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2003

ASSETS

Cash and cash equivalents	$155,314
Receivable from clearing organization	7,162,477
Notes and other receivables	666,474
Income taxes receivable	1,084,900
Trading securities, at market value	1,474,649
Investment securities, at market value	17,588,454
Underwriter warrants, at estimated fair value	6,311,000
Prepaid and deferred expenses	1,418,537
Furniture and equipment, net	208,327

Total assets	$36,070,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$446,076
Dividends payble	312,481
Payable to clearing organization	496,181
Compensation, employee benefits and payroll taxes	2,075,735
Securities sold, not yet purchased, at market value	19,051
Deferred income taxes payable	3,125,700

Total liabilities	6,475,224

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,124,811 shares	1,173,045
Retained earnings	28,421,863

Total shareholders’ equity	29,594,908

Total liabilities and shareholders’ equity	$36,070,132

The accompanying notes are an integral part of this statement.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2003	2002

Revenues
Commissions	$16,597,119	$7,598,621
Corporate finance	6,801,330	121,843
Investment income (loss)	3,359,973	(6,559,267)
Trading income (loss)	1,245,018	(203,835)
Interest and dividends	52,764	62,375
Other	2,955	1,648

	28,059,159	1,021,385

Expenses
Commissions and salaries	16,959,056	8,195,581
Underwriting expenses	528,397	192,314
Rent, telephone and quotation services	1,156,402	960,310
Interest expense	16,813	7,910
Professional fees	650,831	624,098
Bad debt expense	367,796	95,369
Travel and entertainment	250,973	335,640
Depreciation and amortization	136,876	178,830
Other	1,848,002	1,341,684

	21,915,146	11,931,736

Earnings (loss) before income taxes	6,144,013	(10,910,351)

Income tax expense (benefit)	2,103,736	(3,899,197)

NET EARNINGS (LOSS)	$4,040,277	$(7,011,154)

Basic earnings (loss) per share	$1.30	$(2.23)

Diluted earnings (loss) per share	$1.29	$(2.23)

Weighted average common shares outstanding:
Basic	3,116,786	3,141,294
Diluted	3,131,605	3,141,294

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Two year period ended December 31, 2003

	Common Stock		Retained Earnings
	Shares	Amount

Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

Stock options exercised	8,000	35,500	—

Redemption of common stock	(45,251)	(11,188)	(301,158)

Net earnings for the year	—	—	(7,011,154)

Balance at December 31, 2002	3,125,811	1,086,740	24,756,219

Stock options exercised and income tax benefit from stock option exercise	14,000	90,055	—

Redemption of common stock	(15,000)	(3,750)	(62,152)

Dividends to common shareholders	—	—	(312,481)

Net income for the year	—	—	4,040,277

Balance at December 31, 2003	3,124,811	$1,173,045	$28,421,863

The accompanying notes are an integral part of this statement.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities
Net earnings (loss)	$4,040,277	$(7,011,154)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Receipt of underwriter warrants	(4,249,407)	(68,000)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(628,435)	3,519,000
Noncash compensation associated with underwriter warrants	1,280,842	—
Loss on sale of investment in real estate	—	11,634
Deferred income taxes	3,125,700	(2,323,300)
Depreciation and amortization	136,876	178,830
Changes in assets and liabilities
Receivables	15,181	(273,939)
Receivable from/payable to clearing organization	(4,827,452)	5,175,418
Trading and investment securities, net	(681,787)	1,811,224
Income taxes receivable/payable	809,100	(47,900)
Prepaid and deferred expenses	(259,799)	(168,988)
Accounts payable and accrued liabilities	1,401,872	(585,510)
Securities sold, not yet purchased	(41,792)	47,997

Net cash provided by operating activities	121,176	265,312

Cash flows from investing activities
Additions to furniture and equipment	(87,645)	(92,040)
Proceeds from sale of investment in real estate	—	158,266

Net cash provided by (used in) investing activities	(87,645)	66,226

Cash flows from financing activities
Proceeds from exercise of stock options and related tax benefit	90,055	35,500
Payments to retire common stock	(65,902)	(312,346)

Net cash provided by (used in) financing activities	24,153	(276,846)

Net increase in cash and cash equivalents	57,684	54,692

Cash and cash equivalents at beginning of year	97,630	42,938

Cash and cash equivalents at end of year	$155,314	$97,630

Cash paid during the year for

Interest	$16,678	$7,910

Income taxes	$41,613	$2,219

Non-cash item

Dividends declared	$312,481	$—

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Paulson Capital Corp. (the Company) is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc. (the Subsidiary), is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended.  The Subsidiary provides broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Correspondent Services Corporation (CSC), a subsidiary of National Financial Services, LLC.  The Subsidiary also acts as lead or participating selling group member for Nasdaq and American Stock Exchange securities offerings.  The Subsidiary conducts business throughout the United States.  The Subsidiary is exempt from the reserve requirements under SEC Rule 15c3-3(k)(2)(ii), since it does not handle or carry customer securities or cash.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Securities Transactions

Securities transactions and related revenue are recorded on a trade date basis.  Underwriting revenues are recognized at the time the underwriting is completed.  Revenue from the receipt of underwriter warrants received in corporate finance transactions is recognized based on the estimated fair value of the securities received. Underwriter warrants are valued at estimated fair value using the Black-Scholes option-pricing model, taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.  Changes in the estimated fair value of these underwriter warrants are reflected currently in the results of operations.  Marketable securities are valued at market value and securities not readily marketable are valued at fair value as determined by management.  The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security if recently purchased adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer.  Changes in the value of these securities are reflected currently in the results of operations.

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

8.   Income Taxes

The Company provides for income taxes under the liability method.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  Income tax expense (benefit) is the current tax payable (recoverable) for the period and the change during the period in net deferred tax assets and liabilities.

9.   Advertising

Advertising costs of are charged to expense when incurred. Advertising expenses for the year ended December 31, 2003, totaled $52,335.

10. Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting from Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123.

No stock-based employee compensation cost is reflected in net income in 2003, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31, 2003 and 2002. The fair value of each option grant during 2002, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 68%; risk-free interest rate of 4.8% and expected life of 5 years. The assumptions used in the Black-Scholes option-pricing model to determine the fair value of each option grant during 2003, are as follows: annual expected dividend yield 1.23%; expected volatility 57.3%; risk-free interest rate of 3.49%; and expected life of 5 years.

	Year Ended December 31, 2003	Year Ended December 31, 2002
Net income (loss), as reported	$4,040,277	$(7,011,154)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154,700)	(130,000)
Pro forma net income (loss)	$3,885,577	$(7,141,154)
Income (loss) per share:
Basic - as reported	$1.30	$(2.23)
Diluted – as reported	$1.29	$(2.23)
Basic - pro forma	$1.25	$(2.27)
Diluted - pro forma	$1.24	$(2.27)

11. Reclassifications

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

In addition to the clearing services provided, CSC also lends money to the Subsidiary to finance its trading accounts.

NOTE C – NOTES AND OTHER RECEIVABLES

Notes and other receivables consist of the following at December 31, 2003:

Officers	$67,299
Employees	228,274
Independent brokers	28,385
Other	342,516

$666,474

Employee and independent broker receivables relate principally to advances, expenses, inventory losses and settlements charged to the registered representatives of the Subsidiary in excess of commission earnings.  For the years ended December 31, 2003 and 2002, receivables from employees and independent brokers of $367,796 and $95,369, respectively, were determined by management to be uncollectible and written off to bad debt expense.

NOTE D – TRADING AND INVESTMENT SECURITIES

Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Subsidiary.

The categories of trading securities and their related market values at December 31, 2003 are as follows:

	Owned	Sold, Not Yet Purchased

Corporate equities	$1,288,139	$19,051
State and municipal obligations	186,510	—

	$1,474,649	$19,051

As a securities broker-dealer, the Subsidiary is engaged in various securities trading and brokerage activities as principal.  In the normal course of business, the Subsidiary has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date.  This obligation is recorded in the financial statements at the market value of the related securities and will result in a trading loss on the securities if the market price increases and a trading gain if the market price decreases subsequent to December 31, 2003.

Investment securities held by the Subsidiary which are readily marketable are stated at market value.  Included in investment securities are certain securities which are not readily marketable.  Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Subsidiary.  At December 31, 2003 these securities consisted of corporate stocks and warrants at estimated fair value of approximately $2,230,000.  A summary of the investment securities portfolio at December 31, 2003 follows:

Corporate equities	$16,934,574
Corporate warrants	653,880

$17,588,454

Realized loss included in the determination of net earnings was $2,317,543 and $393,040 for the years ended December 31, 2003 and 2002, respectively.

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

The following table summarized activity in underwriter warrants:

Estimated fair value at December 31, 2002	$2,714,000
Warrants received, net	2,968,565
Warrants expired	(532,533)
Unrealized appreciation in estimated value	1,160,968
Estimated fair value at December 31, 2003	$6,311,000

The net increase in the estimated fair value of the underwriter warrants is reflected currently in income. The fair value of the underwriter warrants received during 2003 of $4,249,407 is included in the Company’s corporate finance revenues. Additionally, $1,280,842 was recognized as compensation expense related to the receipt of the warrants, resulting in net warrants received of $2,968,565. The amount of the underwriter warrants expired of $532,533, and the unrealized appreciation in the fair value of the underwriter warrants of $1,160,968 is included in investment income for 2003.

NOTE F – FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and consist of the following at December 31, 2003:

Office equipment	$1,514,502
Vehicles	65,619
1,580,121
Less accumulated depreciation and amortization	1,371,794

$208,327

NOTE G – INCOME TAXES

Income tax expense (benefit) consists of the following:

	2003	2002

Current tax expense (benefit)
Federal	$(868,670)	$(1,341,968)
State and local	(153,294)	(233,929)

	(1,021,964)	(1,575,897)

Deferred tax expense (benefit)
Federal	3,020,150	(2,446,926)
State and local	105,550	123,626

	3,125,700	(2,323,300)

	$2,103,736	$(3,899,197)

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings (loss) before income taxes as follows:

	2003	2002

Income tax expense (benefit) at statutory federal tax rate	$2,089,000	$(3,709,500)
State and local taxes net of federal benefit	368,000	(646,600)
Permanent and other differences	10,036	(11,597)
Change in valuation allowance on net deferred tax asset	(363,300)	468,500

	$2,103,736	$(3,899,197)

The deferred income tax asset (liability) consists of the following at December 31, 2003:

Unrealized appreciation on securities	$(3,596,700)
Accrued expenses	64,900
Net operating loss carryforwards and credits	502,900
Fixed asset depreciation	(500)
Contribution carryover	8,900
Valuation allowance	(105,200)

$(3,125,700)

The Company has recorded a valuation allowance in the amount of $105,200 based upon management’s assessment that it is more likely than not that the net deferred tax asset will not be fully realized.  Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods based upon their assessment.

The state net operating loss carryforwards of approximately $7.5 million begin to expire in 2004.

NOTE H – COMMON STOCK

The Company’s 1999 Stock Option Plan reserves 500,000 shares of the Company’s common stock for issuance upon exercise of options granted under the plan.  At December 31, 2003, 260,500 options were available for grant.  The Plan provides for the grant of incentive options and nonqualified options.  The options granted during 2003 have an exercise price of $8.10 and $8.91, vest immediately, and expire on November 9, 2008. The market price of the Company’s stock at the date of the grant in 2003 was $8.10. The options granted during 2002 have an exercise price of $7.01 and $7.71, vest immediately, and expire on March 18, 2007.  The market price of the Company’s stock at the date of grant in 2002 was $7.01.  The weighted average fair value of the options at the date of grant in 2003, as calculated using the Black-Scholes option-pricing model, was $3.82 per share.

The following table presents the options granted under the plan during 2003:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price

Options whose exercise price equals the market price of the stock on the grant date	50,000	$3.8687	$8.10

Options whose exercise price exceeds the market value of the stock on the grant date	17,500	3.6800	8.91

The following table presents the options granted under the plan during 2002:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price

Options whose exercise price equals the market price of the stock on the grant date	48,000	$4.26	$7.01

Options whose exercise price exceeds the market value of the stock on the grant date	3,000	4.12	7.71

The following table summarizes activity under the Plan for the years ended December 31, 2003 and 2002:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance at December 31, 2001	101,000	$4.44	2.625 years
Granted	51,000	7.05
Exercised	(8,000)	4.44
Canceled	(3,000)	7.01

Balance at December 31, 2002	141,000	5.33	2.469 years
Granted	67,500	8.31
Exercised	(14,000)	4.44
Canceled	—

Balance at December 31, 2003	194,500	6.43	2.735 years

All outstanding options at December 31, 2003 and 2002 were exercisable.

As of December 31, 2003, outstanding stock options consist of the following:

Exercise Price Range	Options	Weighted Average	Remaining Life

$4.44	79,000	$4.44	0.6247
7.01 – 7.71	48,000	7.05	3.2137
8.10 – 8.91	67,500	8.31	4.8630
Total	194,500

NOTE I – EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the two years in the period ended December 31, 2003

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

2002
Basic and diluted loss per share
Loss available to common stockholders	$(7,011,154)	3,141,294	$(2.23)

2003
Basic earnings per share
Income available to common stockholders	$4,040,277	3,116,786	1.30

Effect of dilutive securities
Stock options	—	14,819

Diluted earnings per share
Earnings available to common stockholders	$4,040,277	3,131,605	$1.29

NOTE J – LEASES

Future minimum payments required under non-cancelable operating leases with remaining terms of one year or more consist of the following:

Year ending December 31,

2004	$344,923
2005	353,838
2006	334,152
2007	349,146
Thereafter	509,796
$1,891,855

The leases provide for payment of taxes and other expenses by the Company.  Rental expense for the years ended December 31, 2003 and 2002 approximated $494,383 and $372,000, respectively.

NOTE K – EMPLOYEE BENEFIT PLANS

Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan.  Plan contributions are determined by the Board of Directors.  Contributions to the plan for the years ended December 31, 2003 and 2002 were $150,000 and $0, respectively.

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

NOTE M – NET CAPITAL REQUIREMENT

The Subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission.  This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its “aggregate indebtedness” exceeds fifteen times its “net capital” as those terms are defined by the rule.  At December 31, 2003, the Subsidiary’s net capital and required net capital were $14,338,359 and $167,540, respectively, and its ratio of aggregate indebtedness to net capital was .18 to 1.  The Subsidiary’s absolute minimum net capital requirement is $100,000.  Trading and investment securities represent potentially volatile components of net capital.

NOTE N – CONCENTRATION OF RISK

Approximately $9,395,936 or 49.6 percent of the Company’s trading and investment securities are invested in the common stock of two companies.

Schedule I

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

December 31, 2003

Description	Number of Warrants	Exercise Price Per Share/Unit	Expiration Date

AdStar, Inc. (units) ERC*12-17-00	60,500	$7.20	2004, 12/16
AdStar, Inc. ERC 9-25-01	149,000	$1.80	2005, 09/25
Adstar, Inc. ERC 1-17-02	22,137	$0.75	2007, 01/16
Adstar, Inc. ERC 03-31-04	78,705	$1.87	2009, 03/31
AVI Biopharma, Inc. ERC 7-26-01	151,014	$8.70	2005, 07/26
Beta Oil & Gas, Inc. ERC 7-30-00	9,300	$7.50	2004, 07/30
Beta Oil & Gas, Inc. #2 ERC 6-29-01	1,850	$9.25	2006, 06/29
Careside, Inc. (units) ERC 06-15-00	92,650	$9.00	2004, 06/15
Creative Products Intl. ERC 7-01-01	30,000	$1.50	2006, 06/30
Dag Media, Inc. ERC 05-12-00	90,562	$7.80	2004, 05/12
GMX Resources (units) ERC 2-12-01	76,475	$9.60	2006, 02/12
GMX Resources #2 ERC 7-18-02	126,650	$6.60	2006, 07/18
Imageware Systems, Inc. (units) ERC 3-30-01	106,323	$9.60	2005, 03/30
Medinex Systems, Inc. ERC 1-31-02	169,050	$0.23	2005, 01/31
microHelix, Inc. (units) ERC 11-16-02	127,462	$7.20	2006, 11/16
Pacific Mercantile Bancorp ERC 6-15-01	158,350	$9.60	2005, 06/14
Pacific Mercantile Bancorp ERC 12-08-04	136,118	$11.10	2008, 12/08
Path 1 Network Technologies (units) ERC 7-31-04	87,292	$12.96	2008, 07/30
Q Comm International, Inc. (units) ERC 6-25-04	61,552	$15.60	2008, 06/24
3D shopping.com (units) ERC 07-20-00	73,466	$14.40	2004, 07/20

* Date exercisable

Schedule II

Paulson Capital Corp. and Subsidiary

Valuation and Qualifying Accounts

Years ended December 31, 2003 and 2002

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year

Allowance for doubtful accounts:

Year ended Dec. 31, 2003	$—	$367,796	$367,796	$—
Year ended Dec. 31, 2002	—	95,369	95,369	—