Form 10KSB/A
period 2003-12-31
PAULSON CAPITAL CORP
filed 2004-05-04
CIK 704159

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission file number: 0-18188

FORM 10-KSB/A

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

Yes  ☐   No  ☒

EXPLANATORY NOTE

Paulson Capital Corp. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (originally filed as of March 30, 2004) to include replacement Section 302 Certifications, incorrect versions of which were inadvertently filed with the original filing.  Except for the foregoing, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the original Form 10-KSB.

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

PAULSON CAPITAL CORP.

Date: 4/29/04	By:	/s/ Chester L.F. Paulson
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