Form 10QSB
period 2004-03-31
PAULSON CAPITAL CORP
filed 2004-05-14
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(503) 243-6000
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, no par value—3,183,461 as of May 12, 2004

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	03/31/04	12/31/03
	(unaudited)
ASSETS

Cash and cash equivalents	$172,999	$155,314
Receivable from clearing organization	8,455,823	7,162,477
Notes and other receivables	511,540	666,474
Income taxes receivable	1,089,454	1,084,900
Trading securities, at market value	1,103,844	1,474,649
Investment securities, at market value	15,915,260	17,588,454
Underwriter warrants, at estimated fair value	6,839,400	6,311,000
Prepaid and deferred expenses	1,286,721	1,418,537
Furniture and equipment, net	213,243	208,327

Total assets	$35,588,284	$36,070,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$431,695	$446,076
Dividends payable	—	312,481
Payable to clearing organization	91,382	496,181
Compensation, employee benefits and payroll taxes	1,324,610	2,075,735
Securities sold, not yet purchased, at market value	158,781	19,051
Income taxes payable	113,048	—
Deferred income taxes	3,069,405	3,125,700

Total liabilities	5,188,921	6,475,224

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,185,311 at 3/31/04 and 3,124,811 at 12/31/03	1,619,888	1,173,045
Retained earnings	28,779,475	28,421,863

Total shareholders’ equity	30,399,363	29,594,908

Total liabilities and shareholders’ equity	$35,588,284	$36,070,132

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	03/31/04	03/31/03

Revenues
Commissions	$5,237,631	$2,437,785
Corporate finance	4,009,488	25,363
Investment loss	(2,001,275)	(4,228,074)
Trading income (loss)	444,195	(415,591)
Interest and dividends	4,798	19,806
Other	915	805

	7,695,752	(2,159,906)
Expenses
Commissions and salaries	5,662,749	2,450,516
Underwriting expenses	252,458	—
Rent, telephone and quotation services	303,543	265,512
Interest expense	73	—
Professional fees	264,139	146,039
Bad debt expense	40,000	30,000
Travel and entertainment	55,066	39,481
Depreciation and amortization	30,865	38,680
Other	510,994	268,309

	7,119,887	3,238,537

Earnings (loss) before income taxes	575,865	(5,398,443)

Income tax expense (benefit)
Current	274,548	—
Deferred	(56,295)	—
	218,253	—

Net Earnings (Loss)	$357,612	$(5,398,443)

Basic and diluted earnings (loss) per share	$0.11	$(1.73)

Weighted average number of shares outstanding:
Basic	3,161,322	3,121,900
Diluted	3,187,743	3,121,900

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2002 and 2003
and the three month period ended March 31, 2004

	Common Stock		Retained Earnings
	Shares	Amount
Balance at December 31, 2001	3,163,062	$1,062,428	$32,068,531

Stock options exercised	8,000	35,500	—

Redemption of common stock	(45,251)	(11,188)	(301,158)

Net loss for the year	—	—	(7,011,154)

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

Stock options exercised and income tax benefit from stock option exercise	14,000	90,055	—

Redemption of common stock	(15,000)	(3,750)	(62,152)

Dividends to common shareholders	—	—	(312,481)

Net income for the year	—	—	4,040,277

Balance at December 31, 2003	3,124,811	$1,173,045	$28,421,863

Stock options exercised and income tax benefit from stock option exercise	60,500	446,843	—

Net earnings for the year to date (unaudited)	—	—	357,612

Balance at March 31, 2004 (unaudited)	3,185,311	$1,619,888	$28,779,475

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	03/31/04	03/31/03

Cash flows from operating activities
Net earnings (loss)	$357,612	$(5,398,443)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Receipt of underwriter warrants	(2,858,966)	—
Unrealized depreciation and expiration of underwriter warrants	1,670,636	876,200
Noncash compensation associated with underwriter warrants	659,930	—
Depreciation and amortization	30,865	38,680
Deferred income taxes	(56,295)	—
Change in assets and liabilities
Receivables	154,934	(236,548)
Receivables from/payable to clearing organization	(1,698,145)	170,661
Trading and investment securities	2,043,999	4,600,845
Prepaid and deferred expenses	131,816	(42,475)
Accounts payable and accrued liabilities	(765,504)	(169,502)
Securities sold, not yet purchased	139,730	34,811
Income taxes payable/receivable	108,494	194,645

Net cash provided by (used in) operating activities	(80,894)	68,874

Cash flows from investing activities
Additions to furniture and equipment	(35,783)	(29,146)

Net cash used in investing activities	(35,783)	(29,146)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit from stock option exercise	446,843	—
Dividends paid to common shareholders	(312,481)
Payments to retire common stock	—	(34,995)

Net cash provided by (used in) financing activities	134,362	(34,995)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,685	4,733

Cash and cash equivalents at beginning of period	155,314	97,630

Cash and cash equivalents at end of period	$172,999	$102,363

Cash paid during the period for:

Interest	$—	$—
Income taxes	$5,162	$5,225

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for interim financial statements in Item 310(b) of Regulation S-B, and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America (US GAAP) for complete financial statements.  In the opinion of management, the interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the information shown therein.  The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.

2. Securities Owned

Gains and losses from the disposition of trading securities are reflected as trading revenues in the income statement for the period. Gains and losses from the disposition of investment securities are reflected as investment revenues in the income statement for the period.

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

In March 2002, PIC and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC asserted that the claims are subject to arbitration. Plaintiffs have abated their lawsuit and refiled their claims before the NASD.  Claimant Barinaga amended his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s amended statement of claim also names UBS PaineWebber, Inc. as a respondent.  Barinaga claims that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of $12 million on sales of e.Digital stock.  Barinaga seeks $12,165,103 plus interest and fees on the e.Digital claims.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  Discovery into these new claims is in a very early stage.  A hearing has been set to begin on January 24, 2005.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two secondary offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 secondary offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  The second round of motions to dismiss is currently pending.  Discovery has not yet started.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In November 2003, PIC brought an arbitration claim with the NASD against some of its registered representatives for payment of a promissory note in the amount of $75,000.  The registered representatives have filed counterclaims alleging that PIC made various misrepresentations and breached its fiduciary and contractual obligations to them.  The registered representatives are seeking in excess of $500,000.  PIC has not had an opportunity to fully investigate this claim, but currently believes it has meritorious defenses and intends to defend this matter vigorously.  A hearing is currently set for June 15, 2004.

In January 2004, PIC and one of its registered representatives, David Harris, were named as respondents in an NASD complaint filed by a former customer of PIC, Patricia Mendelsohn.  Claimant Mendelsohn alleges that Harris recommended unsuitable investments and caused her losses of approximately $90,000.  Claimant Mendelsohn also alleges that PIC failed to adequately supervise Harris while he was handling her account.  Discovery has not yet started.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In April 2004, PIC and one of its registered representatives, Keith McGrath, were named as defendants in a complaint filed in federal court in New Jersey by a former customer of PIC, Michael Tursi.  Plaintiff Tursi alleges that PIC and McGrath, along with several other defendants, mishandled his investment accounts over a period of roughly two years.  Plaintiff Tursi alleges common law and statutory claims for securities fraud.  The total damages sought are $1.3 million.  Discovery has not yet started.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

4. Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123. There were no stock option grants in the three month periods ended March 31, 2004 and March 31, 2003.

5. Earnings Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the periods ended March 31, 2004 and March 31, 2003.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Three Months Ended March 30, 2004 Income available to common stockholders	$357,612	3,161,322	$.11

Effect of dilutive securities Stock options	—	26,421

Diluted earnings per share Earnings available to common stockholders	$357,612	3,187,743	$.11

Three Months Ended March 30, 2003 Loss available to common stockholders	$(5,398,443)	3,121,900	$(1.73)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements.  Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements.  Because of such factors, we cannot assure you that the results anticipated in this report will be realized.  As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control.  In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts.  Other factors that may affect our future financial condition or results of operations include the following:

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP.  In preparing our consolidated financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results are likely to differ from these estimates under different assumptions and conditions.

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use historical price data combined with various assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock price movements as well as an index of historical prices for comparable companies.  When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company.  As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock.  We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. As of March 31, 2004, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $6.8 million, up from the estimated value of $6.3 million as of December 31, 2003.

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

	Dollar Change	Percent Change	03/30/04 vs. 03/30/03
Revenues:
Sales Commissions	$2,799,846	114.9	$5,237,631	$2,437,785
Corporate Finance	3,984,125	15,708.4	4,009,488	25,363
Investment Income	2,226,799	N/A	(2,001,275)	(4,228,074)
Trading Income	859,786	N/A	444,195	(415,591)
Other	(14,898)	(72.3)	5,713	20,611

Total	$9,855,658	N/A	$7,695,752	$(2,159,906)

Expenses:
Commissions and Salaries	3,212,233	131.1	5,662,749	2,450,516
Underwriting Expenses	252,458	N/A	252,458	—
Rent, Telephone & Quotes	38,031	14.3	303,543	265,512
Other	378,628	72.5	901,137	522,509

Total	$3,881,350	119.8	$7,119,887	$3,238,537

Pretax Income (Loss)	$5,974,308	N/A	$575,865	$(5,398,443)

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Revenues

Total revenues for the first quarter of 2004 increased a total of $9,855,658, to $7,695,752 from negative $2,159,906 for the first quarter of 2003. As shown in the table above, sales commissions rose $2,799,846, or 114.9 percent, to $5,237,631 in the first quarter of 2004 from $2,437,785 in the first quarter of 2003. This increase is primarily the result of increased trading activity in the first part of 2004 relative to the first part of 2003. The Nasdaq Composite Index was up 48.7 percent at the end of the first quarter of 2004, to 1,994.2, up from 1,341.2 as of March 31, 2003. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

Corporate finance revenues increased to $4,009,488, for the first quarter of 2004 compared to $25,363 for the first quarter of 2003. Corporate finance revenues increased as a result of two transactions completed during the first quarter of 2004 compared with no transactions completed during the first quarter of 2003, and the receipt of underwriter warrants as compensation for the Company’s underwriting efforts. The first quarter 2004 corporate finance transactions raised approximately $20 million for corporate finance clients. In addition, during the first quarter of 2004, the Company received underwriter warrants valued using the Black-Scholes option-pricing model, resulting in unrealized revenue of $2,199,036 (net of $659,930 compensation expense) at the time of receipt. Because the Company had no corporate finance transactions in the first quarter of 2003, there were no underwriter warrants received during that quarter.

Investment income increased $2,226,799, from a loss of $4,228,074 in the first quarter of 2003 to a loss of $2,001,275 in the first quarter of 2004. Investment income consists of (1) the unrealized and realized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized and realized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, and (3) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The depreciation of underwriter warrants (net of warrant expiration) totaled $1,670,636 during the first quarter of 2004. There was no change in the unrealized appreciation/depreciation of securities not readily marketable during the first quarter of 2004. The remainder of the investment income total for the first quarter of 2004 is the result of the unrealized and realized depreciation of securities with quoted market prices.

Trading income increased $859,786 to a gain of $444,195 in the first quarter of 2004 from a loss of $415,591 in the first quarter of 2003. This increase was primarily due to increased trading activity in securities generally as well as in the securities of PIC’s corporate finance clients, resulting from robust activity in the stock market. Generally, favorable market conditions result in increased revenues for PIC.

Expenses

Total expenses increased by $3,881,350 in the first quarter of 2004 from the first quarter of 2003, an increase of 119.8 percent to $7,119,887 from $3,238,537. The largest dollar and percentage increase was in commissions and salaries.  Commissions and salaries increased $3,212,233, or 131.1 percent, to $5,662,749 in the first quarter of 2004 from $2,450,516 in the first quarter of 2003. This increase is primarily due to increased commission expense resulting from greater trading activity and increased compensation related to the corporate finance transactions completed during the first quarter of 2004. In addition, the Company accrued a total of $179,800 in profit sharing/bonus expense for the first quarter of 2004, as compared to no accrual for the first quarter of 2003. Underwriting expenses increased by $252,458 from the first quarter of 2003 because of the two underwriting transactions completed. Rent, telephone and quotation expenses increased to $303,543 in the first quarter of 2004, up from $265,512 in the first quarter of 2003, an increase of 14.3 percent. The increase is primarily the result of the adding of additional retail stock brokers during the first quarter of 2004. Other expenses increased 72.5 percent, to $901,137 in the first quarter of 2004, up from $522,509 in the first quarter of 2003. The increase in other expenses is partially the result of an increase in professional fees (primarily legal) from $264,139 in the first quarter of 2004, as compared to $146,039 in the first quarter of 2003. In addition, advertising and promotion fees increased approximately $30,000 in the first quarter of 2004, as compared to the first quarter of 2003, as a result of the Company’s retention of a public relations/advertising firm. The remainder of the increase in other expenses consists of increases in various other expenses.

Income

The Company had a pretax income of $575,865 in the first quarter of 2004 compared to a pretax loss of $5,398,443 in the first quarter of 2003 due to significant increases in all revenue categories except other revenue. Independent of investment income or loss, the Company would have had pretax income of $2,577,140 in the first quarter of 2004, compared to a pretax loss of $1,170,369 in the first quarter of 2003. Independent of the change in the Black- Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $47,465 for the first quarter of 2004, as compared to a loss of $4,522,243 for the first quarter of 2003. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations can occur in PIC’s revenues and operating results from one period to another.  The Company also had income tax expense of $218,253 for the first quarter of 2004, compared to zero for the first quarter of 2003.

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

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of March 31, 2004, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. The underwriter warrants are not exercisable for the first year after the offerings in which they are earned and are thereafter generally exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which we initially sold the securities to the public.  Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.  There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At March 31, 2004, PIC owned 23 underwriter warrants (from 17 issuers), all but five of which were currently exercisable; five had an exercise price below the current market price of the securities receivable upon exercise.  The intrinsic value of these five warrants is $406,682. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the three months ended March 31, 2004, $80,894 of net cash was used in operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that provided cash to operating activities: noncash compensation associated with underwriter warrants of $659,930; unrealized depreciation and expiration of underwriter warrants of $1,670,636, and net change in trading and investment securities of $2,043,999. The following items resulted in a use of cash for operating activities: an increase in receivable/payable from clearing organization of $1,698,145, and the receipt of underwriter warrants of $2,858,966. Net cash used in investing activities in the first quarter of 2004 was for additions to furniture and equipment of $35,783. Net cash provided by financing activities in the first quarter of 2004 totaled $134,362, resulting from proceeds from the exercise of employee stock options and income tax benefit from stock option exercise and dividends paid to common shareholders.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At March 31, 2004, the Company had no material commitments for capital expenditures.

In general, the primary sources of PIC’s, and therefore the Company’s, liquidity, includes PIC’s trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants. All of these sources depend in large part on the trend in the general markets for OTC securities.  Rising OTC price levels will tend to increase the value and liquidity of PIC’s trading positions, the amount that can be borrowed from Correspondent Services Corporation based upon those positions, and the value of PIC’s underwriter warrants.  The Company believes its liquidity is sufficient to meet its needs for both the short and long term horizon. The Company’s liquidity could be affected by protracted unfavorable market conditions.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)                                  Our management, with the participation of our President and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: May 12, 2004	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: May 12, 2004	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer