Form 10QSB
period 2004-06-30
PAULSON CAPITAL CORP
filed 2004-08-13
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(503) 243-6000
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, no par value 3,185,261 as of August 12, 2004

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	06/30/04	12/31/03
	(unaudited)
ASSETS

Cash and cash equivalents	$118,386	$155,314
Receivable from clearing organization	7,940,144	7,162,477
Notes and other receivables	563,889	666,474
Income taxes receivable	1,061,187	1,084,900
Trading securities, at market value	2,541,752	1,474,649
Investment securities, at market value	14,751,047	17,588,454
Underwriter warrants, at estimated fair value	7,184,000	6,311,000
Prepaid and deferred expenses	1,209,605	1,418,537
Furniture and equipment, net	223,846	208,327

Total assets	$35,593,856	$36,070,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$186,219	$446,076
Dividends payable	—	312,481
Payable to clearing organization	1,445,337	496,181
Compensation, employee benefits and payroll taxes	840,548	2,075,735
Securities sold, not yet purchased, at market value	51,362	19,051
Income taxes payable	158,921	—
Deferred income taxes	2,770,613	3,125,700

Total liabilities	5,453,000	6,475,224

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,185,261 at 06/30/04 and 3,124,811 at 12/31/03	1,628,600	1,173,045
Retained earnings	28,512,256	28,421,863

Total shareholders’ equity	30,140,856	29,594,908

Total liabilities and shareholders’ equity	$35,593,856	$36,070,132

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03

Revenues
Commissions	$4,041,276	$4,288,954	$9,278,907	$6,726,739
Corporate finance	2,221,684	2,337,428	6,231,172	2,362,791
Investment income (loss)	(1,537,707)	4,776,792	(3,538,982)	548,718
Trading income	19,042	850,054	463,237	434,463
Interest and dividends	3,357	10,747	8,155	30,553
Other	234	840	1,149	1,645

	4,747,886	12,264,815	12,443,638	10,104,909
Expenses
Commissions and salaries	3,624,438	4,782,936	9,287,187	7,233,452
Underwriting expenses	210,845	111,298	463,303	111,298
Rent, telephone and quotation services	307,817	286,795	611,360	552,307
Interest expense	500	—	573	—
Professional fees	215,348	173,446	479,487	319,485
Bad debt expense	27,580	130,000	67,580	160,000
Travel and entertainment	241,323	78,953	296,389	118,434
Depreciation and amortization	22,933	11,850	53,798	76,654
Other	503,474	372,503	1,014,468	614,687

	5,154,258	5,947,781	12,274,145	9,186,317

Earnings (loss) before income taxes	(406,372)	6,317,034	169,493	918,592

Income tax expense (benefit)
Current	144,777	—	419,325	—
Deferred	(298,792)	350,000	(355,087)	350,000
	(154,015)	350,000	64,238	350,000

Net Earnings (Loss)	$(252,357)	$5,967,034	$105,255	$568,592

Earnings (loss) per share, basic and diluted	$(0.08)	$1.91	$0.03	$0.18

Weighted average number of shares outstanding, basic	3,184,068	3,117,811	3,172,702	3,119,844

Weighted average number of shares outstanding, diluted	3,184,068	3,118,488	3,190,029	3,120,517

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2003
and the six month period ended June 30, 2004

	Common Stock		Retained
	Shares	Amount	Earnings

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

Stock options exercised and income tax benefit from stock option exercise	14,000	90,055	—

Redemption of common stock	(15,000)	(3,750)	(62,152)

Dividends to common shareholders	—	—	(312,481)

Net income for the year	—	—	4,040,277

Balance at December 31, 2003	3,124,811	$1,173,045	$28,421,863

Stock options exercised and income tax benefit from stock option exercise (unaudited)	62,500	456,293	—

Redemption of common stock (unaudited)	(2,050)	(738)	(14,862)

Net earnings for the year to date (unaudited)	—	—	105,255

Balance at June 30, 2004 (unaudited)	3,185,261	$1,628,600	$28,512,256

The accompanying notes are an integral part of these statements.

 PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	06/30/04	06/30/03

Cash flows from operating activities
Net earnings	$105,255	$568,592
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Receipt of underwriter warrants	(4,213,583)	(1,413,378)
Unrealized (appreciation)/depreciation and expiration of underwriter warrants	2,282,072	(795,287)
Noncash compensation associated with underwriter warrants	1,058,511	479,665
Depreciation and amortization	53,798	76,654
Deferred income taxes	(355,087)	350,000
Change in assets and liabilities
Receivables	102,585	(99,852)
Receivables from/payable to clearing organization	171,489	(5,898,078)
Trading and investment securities	1,770,304	1,723,259
Prepaid and deferred expenses	208,932	76,536
Accounts payable and accrued liabilities	(1,495,044)	1,251,766
Securities sold, not yet purchased	32,311	1,907,563
Income taxes payable/receivable	182,634	1,794,483

Net cash provided by (used in) operating activities	(95,823)	21,923

Cash flows from investing activities
Additions to furniture and equipment	(69,317)	(42,142)

Net cash used in investing activities	(69,317)	(42,142)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit from stock option exercise	456,293	—
Dividends paid to common shareholders	(312,481)	—
Payments to retire common stock	(15,600)	(34,995)

Net cash provided by (used in) financing activities	128,212	(34,995)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,928)	(55,214)

Cash and cash equivalents at beginning of period	155,314	97,630

Cash and cash equivalents at end of period	$118,386	$42,416

Cash paid during the period for:

Interest	$573	$—
Income taxes	$276,762	$5,225

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

3. Commitments and Contingencies

In March 2002, the Company’s wholly owned subsidiary, Paulson Investment Company (“PIC”), and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC asserted that the claims are subject to arbitration. Plaintiffs have abated their lawsuit and refiled their claims before the NASD.  Claimant Barinaga amended his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s amended statement of claim also names UBS PaineWebber, Inc. as a respondent.  Barinaga claims that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of $12 million on sales of e.Digital stock.  Barinaga seeks $12,165,103 plus interest and fees on the e.Digital claims.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  Discovery into these new claims is in a very early stage.  An arbitration hearing has been set to begin on January 24, 2005.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  The second round of motions to dismiss is currently pending.  Discovery has not yet started.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

In April 2004, PIC and one of its registered representatives, Keith McGrath, were named as defendants in a complaint filed in U.S. District Court for the District of New Jersey by a former customer of PIC, Michael Tursi.  Plaintiff Tursi alleges that PIC and McGrath, along with several other defendants, mishandled his investment accounts over a period of roughly two years.  Plaintiff Tursi alleges common law and statutory claims for securities fraud.  The total damages sought are $1.3 million.  Discovery has not yet started.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

4. Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123. There were no stock option grants in the six month periods ended June 30, 2004 and June 30, 2003, accordingly no pro forma income effect is shown.

5. Earnings Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three months ended June 30, 2004 and June 30, 2003.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Three Months Ended June 30, 2004 Loss available to common stockholders	$(252,357)	3,184,068	$(.08)

Effect of dilutive securities Stock options	—	—

Diluted earnings per share Earnings available to common stockholders	$(252,357)	3,184,068	$(.08)

Three Months Ended June 30, 2003 Income available to common stockholders	$5,967,034	3,117,811	$1.91

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the periods ended June 30, 2004 and June 30, 2003.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Six Months Ended June 30, 2004 Income available to common stockholders	$105,255	3,172,702	$0.03

Effect of dilutive securities Stock options	—	17,327

Diluted earnings per share Earnings available to common stockholders	$105,255	3,190,029	$0.03

Six Months Ended June 30, 2003 Income available to common stockholders	$568,592	3,119,844	$0.18

6. Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

Our investment income or loss and, to a lesser extent, our trading income or loss are affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated.  Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme.  The results of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss and substantial increases or decreases in our net worth as our securities holdings are marked to market.

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies.  As a part of our compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public.  Generally, the warrants are not exercisable for the first year after the offering in which they are earned and are thereafter exercisable for four years, after which they expire.  The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than one and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

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

Use of Estimates. We are required to estimate the value of securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements.  Accordingly, the aggregate estimated value of securities, including warrants, as of the date of any balance sheet is recorded as an asset on that balance sheet.  When a new warrant is received as a result of our investment banking activity, its estimated value is included in corporate finance revenue on the date on which it is earned.  Subsequently, any change in estimated value is recorded as investment income or loss.  When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If the warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use historical price data combined with various assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock price movements as well as an index of historical prices for comparable companies.  When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company.  As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock.  We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. As of June 30, 2004, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $7.2 million, up from the estimated value of $6.3 million as of December 31, 2003.

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

Three Months Ended June 30, 2004 v. June 30, 2003

	Increase/(Decrease)	Percent Change	Three Months Ended June 30, 2004 v. June 30, 2003
Revenues:
Sales Commissions	$(247,678)	(5.8)	$4,041,276	$4,288,954
Corporate Finance	(115,744)	(5.0)	2,221,684	2,337,428
Investment Income	(6,314,499)	N/A	(1,537,707)	4,776,792
Trading Income	(831,012)	(97.8)	19,042	850,054
Other	(7,996)	(69.0)	3,591	11,587

Total	$(7,516,929)	(61.3)	$4,747,886	$12,264,815

Expenses:
Commissions and Salaries	(1,158,498)	(24.2)	3,624,438	4,782,936
Underwriting Expenses	99,547	89.4	210,845	111,298
Rent, Telephone & Quotes	21,022	7.3	307,817	286,795
Other	244,406	31.9	1,011,158	766,752

Total	$(793,523)	(13.3)	$5,154,258	$5,947,781

Pretax Income (Loss)	$(6,723,406)	N/A	$(406,372)	$6,317,034

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Revenues

Total revenues for the second quarter of 2004 decreased a total of $7,516,929, to $4,747,886 from $12,264,815 for the second quarter of 2003. As shown in the table above, sales commissions decreased $247,678, or 5.8 percent, to $4,041,276 in the second quarter of 2004 from $4,288,954 in the second quarter of 2003. This decrease is primarily the result of a reduced number of retail brokers, from 146 as of June 30, 2003, to 138 as of June 30, 2004.

Corporate finance revenues decreased slightly to $2,221,684, for the second quarter of 2004 compared to $2,337,428 for the second quarter of 2003. The Company completed two corporate finance transactions during the second quarter of 2004 raising a total of $15.3 million for two corporate finance clients. In comparison, for the second quarter of 2003, the Company completed one corporate finance transaction raising a total of $16.4 million. Corporate finance revenues also include the receipt of underwriter warrants as compensation for the Company’s underwriting efforts. During the second quarter of 2004, the Company received underwriter warrants valued using the Black-Scholes option-pricing model, resulting in unrealized revenue of $956,036 (net of $398,581 compensation expense), as compared to underwriter warrants received during the second quarter of 2003 valued at $933,713 (net of $479,665 compensation expense).

Investment income decreased $6,314,499, from a gain of $4,776,792 in the second quarter of 2003 to a loss of $1,537,707 in the second quarter of 2004. Investment income consists of (1) the unrealized and realized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized and realized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, and (3) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The depreciation of underwriter warrants, including warrant expiration, totaled $611,436 during the second quarter of 2004, as compared to the appreciation of underwriter warrants of $1,671,487 for the second quarter of 2003. There was no change in the estimated fair value of securities not readily marketable during the second quarter of 2004. The remainder of the total investment income is the result of the unrealized and realized depreciation of securities with quoted market prices. The Company has significant investment holdings in several small cap securities whose market price decreased during the second quarter of 2004 as compared to the prior year.

Trading income decreased $831,012 to $19,042 in the second quarter of 2004 from $850,054 in the second quarter of 2003, as a result of adverse market conditions for several of the securities in which the Company makes a market. The Russell 2000 index, which is one indicator of market trends in small cap securities, posted a 22.9 percent gain in the second quarter of 2003, as compared to a 0.2 percent gain in the second quarter of 2004. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients. Generally, favorable market conditions result in increased revenues for PIC.

Expenses

Total expenses decreased by $793,523 in the second quarter of 2004 from the second quarter of 2003, a decrease of 13.3 percent to $5,154,258 from $5,947,781. The largest dollar and percentage decrease was in commissions and salaries.  Commissions and salaries decreased $1,158,498, or 24.2 percent, to $3,624,438 in the second quarter of 2004 from $4,782,936 in the second quarter of 2003. This decrease is primarily related to the decrease in trading income and investment income commissions. Also, the Company had no profit sharing or bonus accrual for the second quarter of 2004, as compared to a bonus/profit sharing accrual of $213,331 for the second quarter of 2003. Underwriting expenses increased by $99,547 from the second quarter of 2003 because of two corporate finance transactions completed during the second quarter of 2004, as compared to one corporate finance transaction completed during the second quarter of 2003. Other expenses increased 31.9 percent, to $1,011,158 in the second quarter of 2004, up from $766,752 in the second quarter of 2003. The increase in other expenses is partially the result of an increase in travel and entertainment expense of $162,370 from an investment banking conference held during the second quarter of 2004. The Company did not hold an investment banking conference during the second quarter of 2003. Also, professional fees (primarily legal) increased $41,902 from the second quarter of 2004, as compared to the second quarter of 2003. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

The Company had a pretax loss of $406,372 in the second quarter of 2004 compared to pretax income of $6,317,034 in the second quarter of 2003. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had a pretax loss totaling $750,972 for the second quarter of 2004, as compared to pretax income of $3,711,834 for the second quarter of 2003. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations do occur in PIC’s revenues and operating results from one period to another.

Summary of Changes in Major Categories
of Revenues and Expense

Six Months Ended June 30, 2004 v. June 30, 2003

	Increase/(Decrease)	Percent Change	Six Months Ended June 30, 2004 v. June 30, 2003
Revenues:
Sales Commissions	$2,552,168	37.9	$9,278,907	$6,726,739
Corporate Finance	3,868,381	163.7	6,231,172	2,362,791
Investment Income	(4,087,700)	N/A	(3,538,982)	548,718
Trading Income	28,774	6.6	463,237	434,463
Other	(22,894)	(71.1)	9,304	32,198

Total	$2,338,729	23.1	$12,443,638	$10,104,909

Expenses:
Commissions and Salaries	2,053,735	28.4	9,287,187	7,233,452
Underwriting Expenses	352,005	316.3	463,303	111,298
Rent, Telephone & Quotes	59,053	10.7	611,360	552,307
Other	623,035	48.3	1,912,295	1,289,260

Total	$3,087,828	33.6	$12,274,145	$9,186,317

Pretax Income (Loss)	$(749,099)	(81.5)	$169,493	$918,592

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Revenues

Total revenues for the first six months of 2004 increased $2,338,729, to $12,443,638, from $10,104,909 for the first six months of 2003. As shown in the table above, sales commissions increased $2,552,168, or 37.9 percent, to $9,278,907 for the first six months of 2004 from $6,726,739 for the first six months of 2003. This increase was primarily the result of increased trading activity in the first quarter of 2004 relative to the first quarter of 2003.

Corporate finance revenues increased $3,868,381, or 163.7 percent, for the first two quarters of 2004, to $6,231,172, from $2,362,791 for the first two quarters of 2003. Four corporate finance transactions with gross proceeds totaling approximately $35.3 million were completed during the first six months of 2004, compared to one corporate finance transaction with proceeds totaling $16.4 million completed during the same period in 2003. Corporate finance revenues are directly related to the amount of money raised in completed transactions.

Investment income decreased by $4,087,700, to a loss of $3,538,982 for the first six months of 2004 compared to income of $548,718 for the first six months of 2003. During the first six months of 2004, the fair value of the underwriter warrants depreciated a total of $2.3 million, as compared to underwriter warrant appreciation of $1.7 million during the first six months of 2003. Realized gain in the first six months of 2004 totaled $563,546, as compared to a realized loss of $2.4 million during the first six months of 2003. The remainder of the total investment income account is unrealized gain and losses in securities with quoted market prices.

Trading income increased $28,774, to $463,237 for the first six months of 2004, from $434,463 during the first six months of 2003. The modest increase was a result of slightly higher trading volume during the 2004 period. The Russell 2000 Index was up 6.22 percent from December 31, 2003, to June 30, 2004, as compared to an increase of 17 percent for the comparable period of the prior year. With the concerns surrounding energy prices during the first six months of 2004, market performance was less robust.

Expenses

Total expenses for the first six months of 2004 increased $3,087,828, or 33.6 percent, to $12,274,145 from $9,186,317 for the first six months of 2003. Commission and salary expenses increased 28.4 percent, or $2,053,735, from $7,233,452 for the first six months of 2003 to $9,287,187 for the first two quarters of 2004. This increase was primarily due to larger retail and corporate finance commissions paid on higher commission revenues during the 2004 period.  Underwriting expenses totaled $463,303 for the first two quarters of 2004 as a result of the closing of four corporate finance transactions as compared to $111,298 in the comparable prior year when one corporate finance transaction was completed. The aggregate of all other expenses increased $623,035, or 48.3 percent, for the first six months of 2004, to $1,912,295 from $1,289,260 for the first six months of 2003.  The increases in other expense include: travel and entertainment increase of $177,955 as a result of the investor conference held in June 2004; legal fee increase of $136,610 as a result of increased legal activity related to settlements; and advertising expense increase of $54,013 as a result of PIC’s retention of a public relations firm during the first half of 2004. Decreases in other expenses include: bonus and profit sharing expense decrease of $213,331 as a result of no accrual during the 2004 period and estimated bad debt expense decrease of $92,420 as a result of effective collection on amounts due the Company.

Income

The Company had pretax earnings of $169,493 for the first six months of 2004 compared to pretax income of $918,592 for the first six months of 2003. Independent of the change in the Black- Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had a pretax loss totaling $703,507 for the first six months of 2004, as compared to a pretax loss of $810,408 for the comparable period of 2003. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations do occur in PIC’s revenues and operating results from one period to another.

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

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of June 30, 2004, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At June 30, 2004, PIC owned 22 underwriter warrants (from 16 issuers), all but four of which were currently exercisable; five had an exercise price below the current market price of the securities receivable upon exercise.  The intrinsic value of these five warrants is $491,015. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the six months ended June 30, 2004, $95,824 of net cash was used in operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: noncash compensation associated with underwriter warrants of $1,058,511; unrealized depreciation and expiration of underwriter warrants totaling $2,282,072, and net change in trading and investment securities of $1,770,304. The following items are negative adjustments to or a use of cash for operating activities: a decrease in accounts payable and accrued liabilities of $1,495,042, and the receipt of underwriter warrants of $4,213,583. Net cash used in investing activities in the first six months of 2004 was for additions to furniture and equipment of $69,316. Net cash provided by financing activities in the first quarter of 2004 totaled $128,212, resulting from proceeds from the exercise of employee stock options and income tax benefit from stock option exercise, dividends paid to common shareholders, and payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At June 30, 2004, the Company had no material commitments for capital expenditures.

In general, the primary sources of PIC’s, and therefore the Company’s, liquidity, include PIC’s trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants. All of these sources depend in large part on the trend in the general markets for OTC securities.  Rising OTC price levels will tend to increase the value and liquidity of PIC’s trading positions, the amount that can be borrowed from National Financial Services based upon those positions, and the value of PIC’s underwriter warrants.  The Company believes its liquidity is sufficient to meet its needs for both the short and long term horizon. The Company’s liquidity could be affected by protracted unfavorable market conditions.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)                                  Our management, with the participation of our President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)                                 For the quarter ended June 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3 to Condensed Consolidated Financial Statements in Part 1.

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting on June 3, 2004.

(b) The six Company directors (Chester L.F. Paulson, Jacqueline M. Paulson, Glen Davis, Steve Kleemann, Shannon P. Pratt, and Paul Shoen) were each elected for an additional one year term.

(c) The results of the voting for election of each director were as follows:

Nominee	For	Abstain

Chester L. F. Paulson	3,104,821	6,300
Jacqueline M. Paulson	3,104,821	6,300
Glen Davis	3,104,821	6,300
Steve Kleemann	3,104,821	6,300
Shannon Pratt	3,104,821	6,300
Paul Schoen	3,104,821	6,300

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: August 12, 2004	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: August 12, 2004	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer