Form 10QSB
period 2004-09-30
PAULSON CAPITAL CORP
filed 2004-11-15
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common stock, no par value 3,195,710 as of November 12, 2004

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	09/30/04	12/31/03
	(unaudited)
ASSETS

Cash and cash equivalents	$117,744	$155,314
Receivable from clearing organization	7,908,599	7,162,477
Notes and other receivables	457,056	666,474
Income taxes receivable	—	1,084,900
Trading securities, at market value	3,032,789	1,474,649
Investment securities, at market value	18,121,782	17,588,454
Underwriter warrants, at estimated fair value	8,036,000	6,311,000
Prepaid and deferred expenses	1,292,993	1,418,537
Furniture and equipment, net	232,117	208,327

Total assets	$39,199,080	$36,070,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$157,210	$446,076
Dividends payable	—	312,481
Payable to clearing organization	1,900,829	496,181
Compensation, employee benefits and payroll taxes	1,022,211	2,075,735
Securities sold, not yet purchased, at market value	55,083	19,051
Income taxes payable	99,083	—
Deferred income taxes	3,766,781	3,125,700

Total liabilities	7,001,197	6,475,224

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,195,710 at 09/30/04 and 3,124,811 at 12/31/03	1,710,308	1,173,045
Retained earnings	30,487,575	28,421,863

Total shareholders’ equity	32,197,883	29,594,908

Total liabilities and shareholders’ equity	$39,199,080	$36,070,132

The accompanying notes are an integral part of these statements.

 PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03

Revenues
Commissions	$4,088,558	$4,625,295	$13,367,465	$11,352,034
Corporate finance	3,996,238	2,513,121	10,227,410	4,875,912
Investment income (loss)	796,771	2,467,777	(2,742,211)	3,016,495
Trading income	664,686	541,819	1,127,923	976,282
Interest and dividends	16,978	17,145	25,133	47,698
Other	340	340	1,489	1,983

	9,563,571	10,165,497	22,007,209	20,270,404
Expenses
Commissions and salaries	4,941,263	5,173,758	14,228,450	12,407,210
Underwriting expenses	303,588	142,421	766,891	253,719
Rent, telephone and quotation services	308,088	301,378	919,448	853,685
Interest expense	9,520	16,678	10,093	16,678
Professional fees	198,436	132,020	677,923	451,505
Bad debt expense	4,947	30,000	72,527	190,000
Travel and entertainment	31,641	73,310	328,030	191,744
Depreciation and amortization	20,950	29,740	74,748	106,394
Other	505,000	627,319	1,519,468	1,242,006

	6,323,433	6,526,624	18,597,578	15,712,941

Earnings before income taxes	3,240,138	3,638,873	3,409,631	4,557,463

Income tax expense (benefit)
Current	239,803	247,587	659,129	247,587
Deferred	996,169	1,202,413	641,081	1,552,413
	1,235,972	1,450,000	1,300,210	1,800,000

Net Earnings	$2,004,166	$2,188,873	$2,109,421	$2,757,463

Earnings per share, basic	$0.63	$0.70	$0.66	$0.88

Earnings per share, diluted	$0.62	$0.70	$0.66	$0.88

Weighted average number of shares outstanding, basic	3,192,454	3,117,811	3,179,308	3,117,979

Weighted average number of shares outstanding, diluted	3,209,877	3,120,501	3,184,418	3,124,186

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2003
and the nine month period ended September 30, 2004

	Common Stock		Retained
	Shares	Amount	Earnings

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

Stock options exercised and income tax benefit from stock option exercise	14,000	90,055	—

Redemption of common stock	(15,000)	(3,750)	(62,152)

Dividends to common shareholders	—	—	(312,481)

Net income for the year	—	—	4,040,277

Balance at December 31, 2003	3,124,811	1,173,045	28,421,863

Stock options exercised and income tax benefit from stock option exercise (unaudited)	78,500	539,997	—

Redemption of common stock (unaudited)	(7,601)	(2,734)	(43,709)

Net earnings for the year to date (unaudited)	—	—	2,109,421

Balance at September 30, 2004 (unaudited)	3,195,710	$1,710,308	$30,487,575

The accompanying notes are an integral part of these statements.

 PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	09/30/04	09/30/03

Cash flows from operating activities
Net earnings	$2,109,421	$2,757,463
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Receipt of underwriter warrants	(6,761,240)	(3,217,453)
Unrealized depreciation and expiration of underwriter warrants	3,093,668	255,846
Noncash compensation associated with underwriter warrants	1,942,572	936,107
Depreciation and amortization	74,748	106,394
Deferred income taxes	641,081	1,552,413
Change in assets and liabilities
Receivables	209,418	(106,622)
Receivables from/payable to clearing organization	658,526	(4,520,753)
Trading and investment securities	(2,091,468)	179,644
Prepaid and deferred expenses	125,544	(94,683)
Accounts payable and accrued liabilities	(1,342,388)	124,680
Securities sold, not yet purchased	36,032	59,552
Income taxes payable/receivable	1,183,983	2,139,055

Net cash provided by (used in) operating activities	(120,103)	171,643

Cash flows from investing activities
Additions to furniture and equipment	(98,540)	(62,114)

Net cash used in investing activities	(98,540)	(62,114)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit from stock option exercise	539,997	—
Dividends paid to common shareholders	(312,481)	—
Payments to retire common stock	(46,443)	(65,900)

Net cash provided by (used in) financing activities	181,073	(65,900)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,570)	43,629

Cash and cash equivalents at beginning of period	155,314	97,630

Cash and cash equivalents at end of period	$117,744	$141,259

Cash paid during the period for:

Interest	$10,093	$16,678
Income taxes	$314,330	$36,388

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

3. Commitments and Contingencies

In March 2002, Paulson Capital Corp.’s  (the “Company”) wholly owned subsidiary, Paulson Investment Company (“PIC”), and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com.  Barinaga and Mackenzie allege that PIC and Mr. Cox participated in and materially aided the sale of the notes and, therefore, are liable under state securities law.  Barinaga and Mackenzie allege damages of $717,000 and $165,000, respectively, plus interest and attorney fees. PIC asserted that the claims are subject to arbitration. Plaintiffs have abated their lawsuit and refiled their claims before the NASD.  Claimant Barinaga amended his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s amended statement of claim also names UBS PaineWebber, Inc. as a respondent.  Barinaga claims that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of $12 million on sales of e.Digital stock.  Barinaga seeks $12,165,103 plus interest and fees on the e.Digital claims.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  An arbitration hearing has been set to begin on January 24, 2005.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  The federal district court has dismissed the claims against PIC.  Plaintiffs have filed a notice of appeal.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In January 2004, PIC and one of its registered representatives, David Harris, were named as respondents in a NASD complaint filed by a former customer of PIC, Patricia Mendelsohn.  Claimant Mendelsohn alleges that Harris recommended unsuitable investments and caused her losses of approximately $90,000.  Claimant Mendelsohn also alleges that PIC failed to adequately supervise Harris while he was handling her account.  Discovery has not yet started.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

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

4. Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123. There were no stock option grants in the nine month periods ended September 30, 2004 or 2003. Accordingly, no pro forma income effect is shown.

5. Earnings Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three months ended September 30, 2004 and September 30, 2003.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Three Months Ended September 30, 2004 Income available to common stockholders	$2,004,166	3,192,454	$0.63

Effect of dilutive securities - options	—	17,423

Diluted earnings per share	$2,004,166	3,209,877	$0.62

Three Months Ended September 30, 2003 Income available to common stockholders	$2,188,873	3,117,811	$0.70

Effect of dilutive securities - options	—	2,690

Diluted earnings per share	$2,188,873	3,120,501	$0.70

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the nine month periods ended September 30, 2004 and September 30, 2003.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Nine Months Ended September 30, 2004 Income available to common stockholders	$2,109,421	3,179,308	$0.66

Effect of dilutive securities - options	—	5,110

Diluted earnings per share	$2,109,421	3,184,418	$0.66

Nine Months Ended September 30, 2003 Income available to common stockholders	$2,757,463	3,117,979	$0.88

Effect of dilutive securities - options		6,207

Diluted earnings per share	$2,757,463	3,124,186	$0.88

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

Our investment income or loss and, to a lesser extent, our trading income or loss are affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated.  Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme.  The results of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss and substantial increases or decreases in our net worth as our securities holdings are marked to market. The securities in the investment account are held for investment, not actively traded, and not deemed part of operations in accordance with management intentions.

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use historical price data combined with certain assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each issuing company’s warrants based on the respective company’s own historical stock price movements as well as an index of historical prices for comparable companies.  When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company.  As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock.  We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. As of September 30, 2004, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $8.0 million, up from the estimated value of $6.3 million as of December 31, 2003.

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

Three Months Ended September 30, 2004 v. September 30, 2003

			Three Months Ended
	Increase/(Decrease)	Percent Change	Sept. 30, 2004	Sept. 30, 2003
Revenues:
Sales Commissions	$(536,737)	(11.6)	$4,088,558	$4,625,295
Corporate Finance	1,483,117	59.0	3,996,238	2,513,121
Investment Income	(1,671,006)	(67.7)	796,771	2,467,777
Trading Income	122,867	22.7	664,686	541,819
Other	(167)	(1.0)	17,318	17,485

Total	(601,926)	(5.9)	9,563,571	10,165,497

Expenses:
Commissions and Salaries	(232,495)	(4.5)	4,941,263	5,173,758
Underwriting Expenses	161,167	113.2	303,588	142,421
Rent, Telephone & Quotes	6,710	2.2	308,088	301,378
Other	(138,573)	(15.2)	770,494	909,067

Total	(203,191)	(3.1)	6,323,433	6,526,624

Pretax Income	$(398,735)	(11.0)	$3,240,138	$3,638,873

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Revenues

Total revenues for the third quarter of 2004 decreased a total of $601,926. As shown in the table above, sales commissions—which are commissions generated from the retail stock brokerage business—decreased $536,737 or 11.6 percent from the same period in the prior year. The revenue generated from sales commissions is related to the number of stock brokers and the trends in the stock market generally. The Company had 144 stock brokers as of September 30, 2003, as compared to 132 as of September 30, 2004, a decrease of 8 percent.

Corporate finance revenues increased $1,483,117, or 59 percent, from the third quarter of 2003 to the third quarter of 2004. The Company completed one corporate finance transaction in each of the third quarters of 2004 and 2003. As a comparison, the Company’s share of the corporate finance transaction completed in the third quarter of 2004 raised a total of $36.3 million compared to the corporate finance transaction completed in the third quarter of 2003 that raised a total of $15.5 million. Corporate finance revenues are directly related to the amount of money raised in corporate finance transactions. The transaction completed in the third quarter of 2004 for the Lumera Corporation, was one of the largest transactions ever completed by the Company.

Corporate finance revenues also include the receipt of underwriter warrants as compensation for the Company’s underwriting efforts. During the third quarter of 2004, the Company received underwriter warrants using the Black-Scholes option-pricing model, resulting in unrealized revenue of $2,547,657, as compared to underwriter warrants received during the third quarter of 2003 valued at $1,804,075.

Investment income decreased $1,671,006 or 67.7 percent in the third quarter of 2004 as compared to the third quarter of 2003. Investment income consists of (1) the unrealized and realized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized and realized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, and (3) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The depreciation and expiration of underwriter warrants totaled $884,061 during the third quarter of 2004, as compared to the depreciation and expiration of underwriter warrants of $1,051,133 for the third quarter of 2003. There was no change in the estimated fair value of securities not readily marketable during the third quarter of 2004. The remainder of the total investment income is the result of the unrealized and realized depreciation of securities with quoted market prices.

Trading income increased $122,867 in the third quarter of 2004 as compared to the third quarter of 2003, as a result of slightly more favorable market conditions for several of the securities in which the Company makes a market. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients. Generally, favorable market conditions result in increased revenues for PIC.

Expenses

Total expenses decreased by $203,191 in the third quarter of 2004 from the third quarter of 2003, a decrease of 3.1 percent. The largest dollar decrease was in commissions and salaries with a decrease of $232,495 in the third quarter of 2004 as compared to the third quarter of 2003. Combined in this net decrease is a decrease in commission expense primarily as a result of the decrease sales commissions revenues, a decrease in bonus and profit sharing accrual for the third quarter of 2004 as compared to the third quarter of 2003, and an increase in administrative salaries as the Company added additional staff to handle the increasing burdens of operating in a regulated industry and as a publicly traded company. Underwriting expenses increased by $161,167 from the third quarter of 2003 because the single corporate finance transaction completed in the third quarter of 2004 was significantly larger than the single corporate finance transaction completed the third quarter of 2003, resulting in additional expenses.  Other expenses decreased 15.2 percent. The net decrease in other expenses is primarily the result of a decrease in travel and entertainment of $42,000 as fewer trips were taken in the third quarter of 2004 and a decrease in bad debt expense of $25,000 as the Company is more carefully managing its receivables. These decreases were offset by an increase in legal expense of $66,000 as a result of more legal activity related to settlements. The remainder of the net decrease in other expenses consists of increases and decreases in various expense categories.

Income

The Company had pretax income of $3,240,138 in the third quarter of 2004 compared to pretax income of $3,638,873 in the third quarter of 2003. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $2,388,138 for the third quarter of 2004, compared to pretax income of $3,342,373 for the third quarter of 2003. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

Summary of Changes in Major Categories
of Revenues and Expense

Nine Months Ended September 30, 2004 v. September 30, 2003

			Nine Months Ended
	Increase/(Decrease)	Percent Change	Sept. 30, 2004	Sept. 30, 2003
Revenues:
Sales Commissions	$2,015,431	17.8	$13,367,465	$11,352,034
Corporate Finance	5,351,498	109.8	10,227,410	4,875,912
Investment Income	(5,758,706)	NA	(2,742,211)	3,016,495
Trading Income	151,641	15.5	1,127,923	976,282
Other	(23,059)	(46.4)	26,622	49,681

Total	1,736,805	8.6	22,007,209	20,270,404

Expenses:
Commissions and Salaries	1,821,240	14.7	14,228,450	12,407,210
Underwriting Expenses	513,172	202.3	766,891	253,719
Rent, Telephone & Quotes	65,763	7.7	919,448	853,685
Other	484,462	22.0	2,682,789	2,198,327

Total	2,884,637	18.4	18,597,578	15,712,941

Pretax Income	$(1,147,832)	(25.2)	$3,409,631	$4,557,463

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Revenues

Total revenues for the first nine months of 2004 increased $1,736,805. As shown in the table above, sales commissions increased $2,015,431, or 17.8 percent for the first nine months of 2004 as compared to the first nine months of 2003. This increase was primarily the result of increased trading activity in the first quarter of 2004 relative to the same period of 2003.

Corporate finance revenues increased $5,351,498, or 109.8 percent, for the first three quarters of 2004, relative to the first three quarters of 2003. Five corporate finance transactions with the Company’s share of the amount raised totaling approximately $69.5 million were completed during the nine months of 2004, compared with two corporate finance transactions with proceeds totaling $32.0 million completed during the same period in 2003. Corporate finance revenues are directly related to the amount of money raised in completed transactions.

Corporate finance revenues also include the receipt of underwriter warrants as compensation for the Company’s underwriting efforts. During the nine months ended September 2004, the Company received underwriter warrants, valued using the Black-Scholes option-pricing model, resulting in unrealized revenue of $6,761,240, as compared to underwriter warrants received during the third quarter of 2003 valued at $3,217,453.

Investment income decreased by $5,758,706 for the first nine months of 2004 compared to the first nine months of 2003, primarily as a result of lower market values of the stocks in which the Company has a concentration. During the first nine months of 2004, underwriter warrant expiration and depreciation totaled $3.1 million, compared to underwriter warrant expiration and depreciation of $255,846 during the first nine months of 2003. Realized gain in the first nine months of 2004 totaled $546,950, compared to realized loss of $1.0 million during the first nine months of 2003. The remainder of the total investment income account is unrealized gain and losses in securities with quoted market prices and securities not readily marketable.

Trading income increased a modest $151,641 for the nine months of 2004, compared to the first nine months of 2003. With the concerns related to energy prices during the first nine months of 2004 and the continued conflict overseas, overall market performance was less than robust.

Expenses

Total expenses for the first nine months of 2004 increased $2,884,637, or 18.4 percent as compared to the first nine months of 2003. The largest increase was in commissions and salaries. Commission and salary expenses increased 14.7 percent, or $1,821,240. This increase was due to larger retail and corporate finance commissions paid on higher commission revenues during the 2004 period and higher administrative salary expenses. As previously discussed, the Company has experienced an increase in administrative salaries as a result of adding additional staff to handle the increasing burdens of operating in a regulated industry and as a publicly traded company.  Underwriting expenses increased a total of $513,172 in the comparative nine month periods as a result of the closing of five corporate finance transactions in 2004 compared to the closing of two corporate finance transactions in 2003. The aggregate of all other expenses increased $484,462, or 22.0 percent, for the first nine months of 2004. The increases in other expense included: travel and entertainment increase of $136,286 as a result of the investor conference held in June 2004; professional fee increase of $226,418 as a result of increased legal activity related to settlements; and advertising expense increase of $19,700 as a result of PIC’s retention of a public relations firm during the first nine months of 2004. The most significant decreases in other expenses were decreases of $117,000 in bad debt expense as the Company has been more effective in its collection efforts, and $31,000 decrease in depreciation expense.

Income

The Company had a decrease in pretax income of $1,147,832 for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, as a result of the increase in expenses exceeding the increase in revenues. Independent of the change in the Black- Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had income totaling $1,684,631 for the first nine months of 2004, as compared to pretax income of $2,531,963 for the comparable period of 2003. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

Liquidity and Capital Resources

The majority of PIC’s assets are cash and assets readily convertible to cash.  PIC’s securities inventory is stated at market value for the securities that are readily marketable and estimated fair value for the securities that are not readily marketable. The liquidity of the market for many of PIC’s securities holdings, however, varies with trends in the stock market.  Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC’s positions could adversely affect the liquidity of the issues held.  In general, falling prices in OTC securities (which make up most of PIC’s trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities.

PIC borrows money from its clearing firm in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of September 30, 2004, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At September 30, 2004, PIC owned 18 underwriter warrants (from 14 issuers), all but six of which were then exercisable; four had an exercise price below the September 30, 2004 market price of the securities receivable upon exercise.  The intrinsic value of these four warrants is $604,737. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the nine months ended September 30, 2004, $120,103 of net cash was used in operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: noncash compensation associated with underwriter warrants of $1,942,572; unrealized depreciation and expiration of underwriter warrants totaling $3,093,668; and income taxes payable/receivable of $1,183,983. The following items are negative adjustments to or a use of cash for operating activities: a decrease in accounts payable and accrued liabilities of $1,342,388; an increase in trading and investment securities of $2,091,468; and the receipt of underwriter warrants of $6,761,240. Net cash used in investing activities in the first nine months of 2004 was for additions to furniture and equipment of $98,540. Net cash provided by financing activities in the first nine months of 2004 totaled $181,073, resulting from proceeds from the exercise of employee stock options and income tax benefit from stock option exercise, dividends paid to common shareholders, and payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At September 30, 2004, the Company had no material commitments for capital expenditures.

In general, the primary sources of PIC’s, and therefore the Company’s, liquidity include PIC’s trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants. All of these sources depend in large part on the trend in the general markets for OTC securities.  Rising OTC price levels will tend to increase the value and liquidity of PIC’s trading positions, the amount that can be borrowed from National Financial Services based upon those positions, and the value of PIC’s underwriter warrants.  The Company believes its liquidity is sufficient to meet its needs for both the short and long term horizon. The Company’s liquidity could be affected by protracted unfavorable market conditions.

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

(b)           For the quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3 to Condensed Consolidated Financial Statements in Part 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Small Business Issuer Purchases of Equity Securities

Period	Paulson Capital Corp. Total Number of Shares Purchased	Paulson Capital Corp. Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04 to 07/31/04	None	N/A	None	233,195
08/01/04 to 08/31/04	2,908	$5.41	2,908	230,287
09/01/04 to 09/30/04	2,643	$5.72	2,643	227,644
Total	5,551	$5.56	5,551	227,644

All of the shares purchased were open-market transactions as part of a corporate plan for stock repurchase. The stock repurchase plan, approved by the board of directors on September 17, 2001, authorizes the repurchase of up to 300,000 shares. There is no expiration date on the stock repurchase plan.

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

PAULSON CAPITAL CORP.

Date: November 12, 2004	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: November 12, 2004	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer