Form 10QSB/A
period 2004-06-30
PAULSON CAPITAL CORP
filed 2004-12-07
CIK 704159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

Paulson Capital Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “Quarterly Report”) to correct Item 2 of Part II. A table summarizing share repurchases already disclosed in Part I was inadvertently omitted from the Quarterly Report previously filed with the Securities and Exchange Commission.  No other portions of the Quarterly Report are being amended.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	06/30/04	12/31/03
	(unaudited)
ASSETS

Cash and cash equivalents	$118,386	$155,314
Receivable from clearing organization	7,940,144	7,162,477
Notes and other receivables	563,889	666,474
Income taxes receivable	1,061,187	1,084,900
Investment securities, at market value	14,751,047	17,588,454
Trading securities, at market value	2,541,752	1,474,649
Underwriter warrants, at estimated fair value	7,184,000	6,311,000
Prepaid and deferred expenses	1,209,605	1,418,537
Furniture and equipment, net	223,846	208,327

Total assets	$35,593,856	$36,070,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$186,219	$446,076
Dividends payable	—	312,481
Payable to clearing organization	1,445,337	496,181
Compensation, employee benefits and payroll taxes	840,548	2,075,735
Securities sold, not yet purchased, at market value	51,362	19,051
Income taxes payable	158,921	—
Deferred income taxes	2,770,613	3,125,700

Total liabilities	5,453,000	6,475,224

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,185,261 at 06/30/04 and 3,124,811 at 12/31/03	1,628,600	1,173,045
Retained earnings	28,512,256	28,421,863

Total shareholders’ equity	30,140,856	29,594,908

Total liabilities and shareholders’ equity	$35,593,856	$36,070,132

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3 to Condensed Consolidated Financial Statements in Part 1.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Small Business Issuer Purchases of Equity Securities

Period	Paulson Capital Corp. Total Number of Shares Purchased	Paulson Capital Corp. Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04 to 04/30/04	1,600	$7.68	1,600	233,645
05/01/04 to 05/31/04	450	$7.37	450	233,195
06/01/04 to 06/30/04	None	N/A	None	233,195
Total	2,050	$7.61	2,050	233,195

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

PAULSON CAPITAL CORP.

Date: December 3, 2004	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: December 3, 2004	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer