Form 10KSB
period 2004-12-31
PAULSON CAPITAL CORP
filed 2005-03-31
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(B) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-18188

PAULSON CAPITAL CORP.

(Name of small business issuer as specified in its charter)

Oregon	93-0589534
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

811 S.W. Naito Parkway, Suite 200, Portland, OR 97204
(Address of Principal Executive Office)

(503) 243-6000
(Issuer’s telephone number, including area code)

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

$32,915,275

As of March 15, 2005, 3,174,590 shares of the registrant’s common stock, no par value, were outstanding and the aggregate market value of the shares of common stock of the Registrant held by non-affiliates (based upon the average of the closing bid and asked prices of Registrant’s shares in the over-the-counter market as of such date) was $10,050,459.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

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

ITEM 1.          DESCRIPTION OF BUSINESS

General

Paulson Capital Corp. (“Paulson Capital” or the “Company”), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. (“PIC”), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities.  The Company operates in one industry segment, the financial services industry.  At March 15, 2005, PIC employed 42 brokers and had independent contractor arrangements with 53 brokers registered with the National Association of Securities Dealers, Inc. (“NASD”).  PIC also employed executive and support staff of 53 persons in its headquarters in Portland, Oregon and in certain of its employee branch offices.  At March 15, 2005, PIC had 25 branch offices throughout the United States.

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

The following table shows the portion of our revenues that was attributable to each category for the last two fiscal years:

	2004	2003
Securities Brokerage	$18,304,103	$16,597,119
Corporate Finance	11,213,195	6,801,330
Investment Income	2,017,840	3,359,973
Trading Income	1,350,816	1,245,018
Other	29,321	55,719

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

Pursuant to an agreement between PIC and National Financial Services LLC, a Fidelity Investment Company (“NFS”), NFS carries all of PIC’s customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to PIC customers; (2) settlement of contracts and transactions in securities between PIC and other broker-dealers and between PIC and its customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange.  PIC determines the amount of commission to be charged to its customers on agency transactions and the price of securities purchased or sold in principal transactions.  NFS receives compensation based on the size of the transaction, subject to certain minimum and maximum amounts. The agreement between PIC and NFS may be canceled by either party upon 60 days written notice, which period may be reduced in certain events.  In the event of a liability arising from a bad debt from a customer, PIC is required to indemnify NFS against any loss.  This potential liability is uninsured.

In addition to providing clearing services for PIC, NFS loans money to PIC in the ordinary course of PIC’s business, pursuant to an arrangement under which NFS agrees to finance PIC’s trading accounts.  At December 31, 2004, no net loans were outstanding pursuant to this arrangement.

Corporate Finance

PIC raises capital for its corporate finance clients through public offerings and, to a lesser extent, private offerings of securities of corporations that are engaged in a variety of businesses.  PIC participates in underwritings of corporate securities as managing underwriter and as a syndicate member.  Management of an underwriting generates more revenue than participation as a member of an underwriting syndicate.  Revenues generated by syndicate participations have not been material.

PIC acts as the managing underwriter of public offerings of securities that typically range in size from $5 million to $45 million.  PIC underwrites these offerings on a “firm commitment” basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount and resells the securities to the public at a specified price after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”). Managing these public offerings involves the risk of loss if PIC is unable to resell at a profit the securities it is committed to purchase.  This risk is usually reduced by accepting other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering.  PIC and the other underwriters may also sell a portion of their commitment through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment.  As an underwriter, PIC is also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission.  PIC has no insurance to cover its potential liabilities as an underwriter.

The commitment of capital by PIC between the time a firm commitment underwriting agreement becomes effective and the time PIC resells the securities constitutes a charge against its net capital.  Accordingly, PIC’s participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD.  See “Net Capital Requirements.”

Between June 1, 1978 and December 31, 2004, PIC acted as the managing underwriter or co-managing underwriter for 152 securities offerings, raising approximately $1.1 billion for corporate finance clients.  Of these, 94 were initial public offerings.  PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, exercisable for a period of five years from the effective date of the public offering at a price equal to 120 percent of the public offering price.  A portion of these underwriter warrants is typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering.

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

Trading and Market Making

In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds.  At December 31, 2004, PIC made a market in 50 securities of 44 issuers.  Of these, 21 were corporations for which PIC has acted as managing or co-managing underwriter of public financings.  In addition, at December 31, 2004, PIC held securities of 22 companies in its investment account.  In 2004, the value of securities held in the trading accounts and investment account ranged between $16,937,466 and $23,803,971. The level of positions carried in PIC’s trading and investment accounts fluctuates significantly.  The size of the securities positions at any date may not be representative of PIC’s exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume.  The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC’s net capital rules.  See “Net Capital Requirements.”

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

Branch Offices

PIC branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch.  PIC typically receives between 10 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff.  Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch’s expenses.  As of March 15, 2005, PIC had 25 branch offices in California, Connecticut, Georgia, New Jersey, New York, North Carolina, Oregon, Utah, Vermont, and Washington.  All of these branches, except our offices in Salem, Oregon and Manhattan, New York, operate as independent contractor offices.  PIC continues to be responsible for all expenses of the Salem and Manhattan offices.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees.  Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers.  The SEC, NASD and state regulatory authorities may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

Net Capital Requirements

PIC is required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67 percent of its “aggregate indebtedness”.  In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations.  In particular, the value of securities that can be included in net capital is subject to reduction in market value or principal amount. The amount of the required reduction or “haircut” depends on the nature of the security.  As of December 31, 2004, PIC had net capital of $14,104,972, which exceeded its minimum requirement of $213,214 by $13,891,758.  The ratio of aggregate indebtedness of $3,198,212 to net capital of $14,104,972 on December 31, 2004, was approximately 0.23 to 1.  The Company recorded a subsequent event related to a legal settlement.  If this amount would have been reflected in the net capital computation at year end, the Company's net capital would have totaled $13,486,973, and the ratio of aggregate indebtedness to net capital would have been 0.31 to 1.  In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formula mandated by the SEC, during the period between effectiveness and the closing of the transaction, usually 3 business days. This results in a significant temporary increase in PIC’s required net capital.  In some cases, the amount of securities underwritten by PIC could be limited by its net capital.  Any significant reduction in PIC’s net capital, even if PIC were still in compliance with the SEC’s net capital rule for its retail and trading activities, could have a material adverse impact on PIC’s ability to continue its investment banking activities.

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

In its investment banking activities, PIC competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies.  Since PIC generally manages offerings smaller than $45 million, it does not typically compete with the investment banking departments of large, well-known national brokerage firms.  Nevertheless, PIC occasionally manages larger offerings.  In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with PIC, typically for fees and compensation less than that charged by PIC.  When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with PIC.

Employees

At March 15, 2005, PIC had 95 employees (of which 93 are full-time), of whom 53 were executives and support staff and 42 were involved in brokerage activities and compensated primarily on a commission basis.  PIC also had independent contractor arrangements with 53 independent contractors, all of whom are compensated solely on a commission basis.  Paulson Capital had no employees separate from PIC.

ITEM 2.          DESCRIPTION OF PROPERTY

PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 31, 2009.  The base monthly rental rate on this lease is currently $25,704.  The rental rate increases every 2-3 years, from $25,704 beginning in June 2002 to $29,988 through the expiration of the lease in June 2009.  PIC’s Salem office leases space under a lease that expires on October 31, 2005 at a monthly rent of $3,055, with rent subject to increases based upon inflation.  PIC’s Manhattan office leases space on a month-to-month basis at $5,400 per month.  The Company believes the existing leased space in Portland and Salem is adequate for its business for the foreseeable future.  The Company is negotiating for leased space in Manhattan that is more suitable for PIC’s Manhattan operations. The other branch offices lease space but, under the terms of the relationship between PIC and these offices, PIC is not responsible for these lease costs. The Company has no additional leases other than through PIC.

ITEM 3.          LEGAL PROCEEDINGS

In March 2002, the Company’s wholly owned subsidiary, Paulson Investment Company (“PIC”), and one of its registered representatives, Marvin Cox, were named as defendants in lawsuits filed by Louis Barinaga and Stuart Mackenzie, former PIC customers.  The claims of Barinaga and Mackenzie relate to purchases of convertible notes of E.com, which were purchased directly from E.com. Plaintiffs abated their lawsuit and refiled their claims before the NASD.  Claimant Barinaga amended his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s amended statement of claim also names UBS PaineWebber, Inc. as a respondent.  Barinaga claims that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of $12 million on sales of e.Digital stock.  Barinaga sought over $18 million plus interest and fees on the e.Digital claims.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  An arbitration hearing was set to begin on January 24, 2005.  The claims of Barinaga and Mackenzie relating to E.com notes were settled prior to the start of the arbitration.  The remaining claim of Barinaga relating to e.Digital stock also was settled between PIC and Barinaga prior to the start of the arbitration.  The settlement has been consummated with Barinaga.  However, PIC’s insurance carrier, after previously providing settlement authorization to PIC, has now withdrawn that authorization because of a dispute between Cox and Barinaga.  PIC believes that the insurance carrier is obligated to provide the settlement authorization to which it previously agreed.  PIC has filed suit against the insurance carrier and intends to pursue the insurance proceeds vigorously. As of December 31, 2004, the Company has recorded the total amount of the settlement expense in its financial statements.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades in the over-the-counter market.  The Company’s stock is quoted on the Nasdaq SmallCap Market under the symbol “PLCC,” but it is not actively traded.  The following are high and low sales prices for the common stock for the periods shown.

	2004 Prices		2003 Prices
	High	Low	High	Low
1st Quarter	$15.30	$7.83	$5.21	$4.22
2nd Quarter	9.07	6.61	5.04	4.02
3rd Quarter	7.41	5.22	6.61	4.15
4th Quarter	8.70	5.83	10.47	5.83

The closing high and low prices for the first quarter of 2005, through March 15, 2005, were $8.57 and $7.92, respectively.

As of March 15, 2004, there were 3,174,590 shares of the Company’s common stock outstanding and held of record by 92 holders.  The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in “street name” for multiple shareholders.  Based on the number of requests for the Company’s proxy materials for its 2004 annual meeting, the Company believes there are approximately 345 beneficial holders of its common stock.  The Company repurchased 13,011 shares of common stock during 2004. Additional shares of common stock may be repurchased from time to time in the future.

No dividend was declared during fiscal year 2004. The Company declared a $0.10 per share dividend on its common stock in December 2003, paid in January 2004. Further, the Company declared a $0.15 per share dividend in January 2005, payable in March 2005. Net capital requirements may limit the ability of PIC to pay future dividends to the Company, which would affect the Company’s ability to pay dividends to its shareholders.

The following table provides certain information about the Company’s equity compensation plans in effect as of the end of fiscal year 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders(1)	110,000	$7.80	260,500
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	110,000	$7.80	260,500

(1)           Consists of the Company’s 1999 Stock Option Plan.

The following table provides certain information about the Company’s unregistered sales of equity securities and use of proceeds during the fourth quarter of 2004.

Small Business Issuer Purchases of Equity Securities

Period	Paulson Capital Corp. Total Number of Shares Purchased	Paulson Capital Corp. Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/04 to 10/31/04	None	N/A	None	227,644
11/01/04 to 11/30/04	None	N/A	None	227,644
12/01/04 to 12/31/04	5,410	$8.34	5,410	222,234
Total	5,410	$8.34	5,410	222,234

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

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

Income Statement Information

	Years Ended December 31,
	2004	2003
	(in thousands, except per share amounts)
Revenues	$32,915	$28,059
Commissions and Salaries	19,263	16,959
Other Expenses	7,756	4,956
Total Expenses	27,019	21,915
Pretax Income	5,896	6,144
Net Income	3,489	4,040
Diluted Earnings per share	$1.09	$1.29
Average Number of Common Shares Outstanding (Diluted)	3,187	3,132

Balance Sheet Information

	December 31,
	2004	2003
	(in thousands)
Total Assets	$44,325	$36,070
Long-Term Debt	—	—
Shareholders’ Equity	33,570	29,595

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

Revenue Recognition. Securities transactions and related revenue are recorded on a trade date basis.  Underwriting revenues are recognized at the time the underwriting is completed.  Revenue from the receipt of underwriter warrants received in corporate finance transactions is recognized based on the estimated fair value of the securities received. Underwriter warrants are valued at estimated fair value using the Black-Scholes option-pricing model, taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

Use of Estimates. We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements.  Accordingly, the aggregate estimated value of our warrants as of the date of any balance sheet is recorded as an asset on that balance sheet.  When a new warrant is received as a result of our investment banking activity, its estimated value is included in corporate finance revenue on the date on which it is earned.  Subsequently, any change in estimated value is recorded as investment income or loss.  When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

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

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value.  According to accounting principles generally accepted in the United States of America (US GAAP), we are required to carry these securities at estimated fair value.

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

Recently Issued Accounting Pronouncements

In March 2005, the Securities Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006.  This is a one-year extension from the previously established July 15, 2005 compliance date.  The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  The Company will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006.

In December 2004, the FASB issued FAS 123R, which requires that compensation costs relating to share-based payments be recognized in the Company’s financial statements. The Company currently accounts for those payments under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company is preparing to implement this standard effective January 1, 2006.  Although we have not yet determined whether the adoption of 123(R) will result in amounts that are similar to the current pro form data (see Note A10), we expect the adoption may have a material impact on future financial statements.  This estimate is based on preliminary information and could materially change based on the actual facts and circumstances and the terms of future option grants.

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

			Vs.
	Increase/(Decrease)	Percent Change	2004	2003
Revenues:
Sales Commissions	$1,706,984	10.3	$18,304,103	$16,597,119
Corporate Finance	4,411,865	64.9	11,213,195	6,801,330
Investment Income	(1,342,133)	(39.9)	2,017,840	3,359,973
Trading Income	105,798	8.5	1,350,816	1,245,018
Other	(26,398)	(47.4)	29,321	55,719

Total	$4,856,116	17.3	$32,915,275	$28,059,159

Expenses:
Commissions and Salaries	2,304,029	13.6	19,263,085	16,959,056
Underwriting Expenses	348,584	66.0	876,981	528,397
Rent, Telephone & Quotes	54,981	4.8	1,211,383	1,156,402
Other	2,396,069	73.3	5,667,360	3,271,291

Total	$5,103,663	23.3	$27,018,809	$21,915,146

Earnings before income taxes	$(247,547)	(4.0)	$5,896,466	$6,144,013

2004 Compared to 2003

Revenues

Total revenues for 2004 increased approximately $4.8 million. As shown in the table above, sales commissions increased approximately $1.7 million, or 10.3 percent for 2004 as compared to 2003. This increase was primarily the result of increased trading activity and increased retail commissions related to the Company’s corporate finance transactions. A large transaction of a nanotechnology company (The Lumera Corporation), completed in July 2004, resulted in additional retail commissions of approximately $700,000.

Corporate finance revenues increased approximately $4.4 million, or 64.9 percent, for 2004 as compared to 2003. Six corporate finance transactions, totaling $83.9 million, were completed during 2004 compared with three corporate finance transactions, totaling $66.0 million, completed during 2003.  The size of corporate finance transactions completed during 2004 ranged from $5 million to $41.7 million. Corporate finance revenues are directly related to the amount of money raised in corporate finance transactions. The transaction completed in the third quarter of 2004 for the Lumera Corporation raised $41.7 million and was one of the largest transactions ever completed by the Company.

Corporate finance revenues also include the receipt of underwriter warrants as compensation for the Company’s underwriting efforts. During 2004, the Company received underwriter warrants, valued using the Black-Scholes option-pricing model, resulting in unrealized revenue of $7,288,588, as compared to underwriter warrants received during 2003 valued at $4,249,407.

Investment income decreased approximately $1.3 million for 2004 compared to 2003, primarily as a result of lower market values of certain stocks in which the Company has a concentration. During 2004, underwriter warrant expiration and depreciation totaled $3,294 and $2,124,342, respectively, compared to underwriter warrant expiration and appreciation of $532,533 and $1,160,968, respectively during 2003. Realized loss in 2004 totaled $410,233, compared to realized loss of $2,317,543 in 2003. The remainder of total investment income is unrealized gain and losses in securities with quoted market prices and securities not readily marketable.

Trading income increased a modest $105,798 in 2004, compared to 2003 as a result of the combination of increases in prices of securities in which the company makes a market and the relative volume of transactions.

Expenses

Total expenses for 2004 increased approximately $5.1 million, or 23.3 percent as compared to 2003. The largest increase was in commissions and salaries. Commission and salary expenses combined increased 13.6 percent, or approximately $2.3 million. Commissions increased year-over-year a total of $1.9 million (from $15 million to $16.9 million) due to larger retail and corporate finance commissions paid on higher commission revenues during 2004. Administrative and salary expense expenses increased year-over-year approximately $414,000 (from $2 million to $2.4 million) as a result of adding additional staff to handle the increasing burdens of operating in a regulated industry and as a publicly traded company.  Underwriting expenses increased a total of $348,584 in the comparative one year period as a result of completing six corporate finance transactions in 2004 compared to completing three corporate finance transactions in 2003. The aggregate of all other expenses increased approximately $2.4 million, or 73.3 percent, for 2004. The increases in other expense included: travel and entertainment increase of approximately $117,000 as a result of the investor conference held in June 2004 with no comparable conference held in 2003; professional fee increase of approximately $379,000 as a result of increased legal activity related to settlements; and advertising expense increase of approximately $90,000 as a result of PIC’s retention of a public relations firm during 2004. The Company incurred bad debt expense of approximately $684,000 during 2004, as compared to approximately $368,000 during 2003, an increase in of $316,000. The significant increase in bad debt expense is primarily the result of an approximate $600,000 in settlement expense that was charged to the responsible broker. The broker accounts receivable was subsequently deemed uncollectible based on the brokers’ inability to pay.  Increases in other expenses year-over-year include an approximate $1.2 million in lawsuit settlement expense (see ITEM 3) and an increase in insurance expense of approximately $91,000 as the cost of the errors and omissions insurance and other coverage has increased. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

The Company had a decrease in earnings before income taxes of $247,547 for 2004 as compared to 2003. Earnings before income taxes as a percentage of revenues totaled 17.9 percent for 2004 as compared to 22 percent for 2003, as a result of the increase in expenses exceeding the increase in revenues. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $2,791,466 for 2004, as compared to pretax income of $2,547,013 for 2003. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

Liquidity and Capital Resources

Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available.  The Company’s equity at December 31, 2004 was $33,570,462. Of Paulson Capital’s total assets (net of intercompany accounts) at December 31, 2004 of $44,325,378, approximately 74.9 percent consisted of securities in the Company’s investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 18 percent consisted of cash and cash equivalents and receivables from its correspondent broker.

PIC’s securities inventory is stated at fair value.  The liquidity of the market for many of PIC’s securities holdings, however, varies with trends in the stock market.  Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC’s positions could adversely affect the liquidity and prices of the issues held.  In general, falling prices in OTC securities (which make up most of PIC’s trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities.  The overall decline in prices for the very small capitalization OTC securities traded by PIC in 2002, 2001, and 2000 were combined with a general reduction in the liquidity of the markets for these securities.  This situation was the reverse of 2004 and 2003, when increases in prices of OTC securities increased the liquidity of the markets for these securities.  PIC’s investment account and trading inventory accounts are stated at fair value. They include shares of restricted stock held by PIC, with an original cost of $1,495,974, currently valued at $1,739,985, which the Company believes, based upon available evidence, approximates market value.

PIC borrows money from NFS in the ordinary course of its business, pursuant to an arrangement under which NFS agrees to finance PIC’s trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 2004, no net loans were owed by PIC to NFS pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities.  The recorded value of our underwriter warrants is typically not readily realizable, either because the warrants are not currently exercisable or because their exercise price is more than the price that we could realize if we exercised the warrants and sold the underlying securities.  There is no public market for our underwriter warrants and the warrants themselves are transferable only under very limited circumstances.  Accordingly, their value cannot be realized by selling the warrants themselves.  Underwriter warrants exercisable to purchase securities having a value in excess of the exercise price are liquid, subject to restrictions on liquidity applicable to OTC securities generally.  The securities issuable on exercise of our underwriter warrants are registered under the Securities Act of 1933, as amended, and, in some cases, may also be resold under an exemption from registration.  Accordingly, there is no legal impediment to liquidity with respect to these securities, except during the first year (the first six months for new issues) following a company’s public offering.  At December 31, 2004, PIC owned 21 underwriter warrants (from 17 different issuers), of which 16 were currently exercisable; five had an exercise price below the current market price of the securities receivable on exercise.  If we had exercised the “in-the-money” warrants and sold the underlying securities on December 31, 2004, we would have received approximately $2.3 million in net proceeds.  As of December 31, 2004, the computed value of our underwriter warrants, based on the Black-Scholes Option Pricing Model, was $9,416,000, a significant increase from the computed value of $6,311,000 million at year-end 2003. The collective value of the underwriter warrants increases significantly during the years in which the Company completes corporate finance transactions as the Company receives underwriter warrants as part of each transaction. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes Option Pricing Model, as described more fully in “Critical Accounting Policies” above.

In 2004, $143,973 of net cash was provided by operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: noncash compensation associated with underwriter warrants of $2,055,952; unrealized depreciation and expiration of underwriter warrants totaling $2,127,636; and deferred income taxes of $2,522,600. The following items are negative adjustments to or a use of cash for operating activities: an increase in trading and investment securities of $4,740,868; and the receipt of underwriter warrants of $7,288,588. Net cash used in investing activities in 2004 was for additions to furniture and equipment of $127,615. Net cash used in financing activities in 2004 totaled $38,827, resulting from proceeds from the exercise of employee stock options, dividends paid to common shareholders, and payments to retire common stock.

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

At December 31, 2004, the Company had no material commitments for capital expenditures.

In general, the primary sources of PIC’s, and therefore the Company’s, liquidity, includes PIC’s trading positions, borrowings on those positions and profits realized upon the exercise of underwriter warrants. All of these sources depend in large part on the trend in the general markets for OTC securities.  Rising OTC price levels will tend to increase the value and liquidity of PIC’s trading positions, the amount that can be borrowed from NFS based upon those positions, and the value of PIC’s underwriter warrants.  The Company believes its liquidity is sufficient to meet its needs for both the short and long term horizon. The Company’s liquidity could be affected by protracted unfavorable market conditions.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) Financial Statements

Reference is made to the report and financial statements beginning on page F-1

Report of Independent Certified Public Accountants

Consolidated Balance Sheet as of December 31, 2004

Consolidated Statements of Income for the years ended December 31, 2004 and 2003

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Supplementary Schedule of Warrants Owned

Schedule II - Valuation and Qualifying Accounts

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8-A.        CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15.1-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004, the end of the period covered by this report.

(b)           For the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8-B.        OTHER INFORMATION

None

PART III

ITEM 9.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information under the captions “Directors and Executive Officers,” “Additional Information Concerning the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2005.

We have adopted a code of ethics that applies to our officers (including our principal executive, financial and accounting officers), directors, employees and consultants.  The text of our code of ethics is posted at our Internet website, located at www.paulsoninvestment.com.  Furthermore, if disclosure of an amendment or waiver to our code of ethics is required by Item 5.05 of Form 8-K, we intend to satisfy such disclosure either by timely filing a Form 8-K or by posting such information at the same Internet website.

ITEM 10.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation,” “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Equity Compensation Plan Information” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2005.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2005. For information required by Item 201(d) of Regulation S-B, reference is made to Item 5 of this report.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To the extent there is information to report, the information required by this item is incorporated by reference to the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2005.

ITEM 13.          EXHIBITS

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

10.3	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001)

10.4	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

10.5

Contract with Correspondent Services Corporation, dated July 24, 1992 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992)

21.1	Subsidiaries of Paulson Capital Corp. Filed herewith electronically.

23.1	Consent of Grant Thornton LLP

31.1	Section 302 Certification. Filed herewith electronically.

31.2	Section 302 Certification. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Independent Public Accountants” and “Audit Committee Report” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: 03/30/05	By:	/s/ Chester L.F. Paulson
Chester L.F. Paulson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
(1) Chief Executive Officer	(Principal Executive Officer)

/s/ Chester L.F. Paulson
Chester L.F. Paulson	Chairman of the Board and President	3/30/05

(2) Chief Financial Officer	(Principal Financial and Accounting Officer)

/s/ Carol Rice
Carol Rice	Chief Financial Officer	3/30/05

(3) Directors

/s/ Jacqueline M. Paulson
Jacqueline M. Paulson	Secretary, Treasurer and Director	3/30/05

/s/ Glen Davis
Glen Davis	Director	3/30/05

/s/ Steve Kleemann
Steve Kleemann	Director	3/30/05

/s/ Shannon Pratt
Shannon Pratt	Director	3/30/05

/s/ Paul Shoen
Paul Shoen	Director	3/30/05

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10)

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10)

10.2

Office Lease renewal for the period from 6/1/97 to 5/31/02, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997)

10.3	Amendment 1 to the Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001)

10.4	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999)

10.5

Contract with Correspondent Services Corporation, dated July 24, 1992 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992)

21.1	Subsidiaries of Paulson Capital Corp. filed herewith electronically.

23.1	Consent of Grant Thornton LLP

31.1	Section 302 Certification. Filed herewith electronically.

31.2	Section 302 Certification. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

Financial Statements and Report of

Independent Certified Public Accountants

Paulson Capital Corp. and Subsidiary

December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Paulson Capital Corp.

We have audited the accompanying consolidated balance sheet of Paulson Capital Corp. (an Oregon corporation) and Subsidiary as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2004, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying Supplementary Schedule of Warrants Owned as of December 31, 2004 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

We have also audited Schedule II for each of the two years in the period ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Portland, Oregon	/s/ GRANT THORNTON LLP
February 24, 2005, except for the second paragraph of Note P as to which the date is March 7, 2005.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS

Cash and cash equivalents	$132,845
Receivable from clearing organization	7,856,254
Notes and other receivables	442,934
Income taxes receivable	851,000
Trading securities, at market value	3,029,326
Investment securities, at market value	20,774,645
Underwriter warrants, at estimated fair value	9,416,000
Prepaid and deferred expenses	1,583,346
Furniture and equipment, net	239,028

Total assets	$44,325,378

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,138,856
Payable to clearing organization	1,021,860
Compensation, employee benefits and payroll taxes	2,108,056
Securities sold, not yet purchased, at market value	50,144
Deferred income taxes payable	5,436,000

Total liabilities	10,754,916

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,190,300 shares	1,745,824
Retained earnings	31,824,638

Total shareholders’ equity	33,570,462

Total liabilities and shareholders’ equity	$44,325,378

The accompanying notes are an integral part of this statement.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,

	2004	2003

Revenues
Commissions	$18,304,103	$16,597,119
Corporate finance	11,213,195	6,801,330
Investment income	2,017,840	3,359,973
Trading income	1,350,816	1,245,018
Interest and dividends	27,686	52,764
Other	1,635	2,955

	32,915,275	28,059,159

Expenses
Commissions and salaries	19,263,085	16,959,056
Underwriting expenses	876,981	528,397
Rent, telephone and quotation services	1,211,383	1,156,402
Interest expense	10,093	16,813
Professional fees	1,029,800	650,831
Bad debt expense	684,429	367,796
Travel and entertainment	368,044	250,973
Depreciation and amortization	96,914	136,876
Settlement expense	1,274,540	96,849
Other	2,203,540	1,751,153

	27,018,809	21,915,146

Earnings before income taxes	5,896,466	6,144,013

Income tax expense	2,406,866	2,103,736

NET EARNINGS	$3,489,600	$4,040,277

Basic earnings per share	$1.10	$1.30

Diluted earnings per share	$1.09	$1.29

Weighted average common shares outstanding:
Basic	3,183,194	3,116,786
Diluted	3,186,889	3,131,605

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Two year period ended December 31, 2004

	Common Stock		Retained Earnings
	Shares	Amount

Balance at December 31, 2002	3,125,811	$1,086,740	$24,756,219

Stock options exercised and income tax benefit from stock option exercise	14,000	90,055	—

Redemption of common stock	(15,000)	(3,750)	(62,152)

Dividends to common shareholders	—	—	(312,481)

Net earnings for the year	—	—	4,040,277

Balance at December 31, 2003	3,124,811	1,173,045	28,421,863

Stock options exercised and income tax benefit from stock option exercise	78,500	577,518	—

Redemption of common stock	(13,011)	(4,739)	(86,825)

Net earnings for the year	—	—	3,489,600

Balance at December 31, 2004	3,190,300	$1,745,824	$31,824,638

The accompanying notes are an integral part of this statement.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2004	2003

Cash flows from operating activities
Net earnings	$3,489,600	$4,040,277
Adjustments to reconcile net earnings to net cash provided by operating activities
Receipt of underwriter warrants	(7,288,588)	(4,249,407)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	2,127,636	(628,435)
Noncash compensation associated with underwriter warrants	2,055,952	1,280,842
Deferred income taxes	2,522,600	3,125,700
Depreciation and amortization	96,914	136,876
Changes in assets and liabilities
Receivables	223,540	15,181
Receivable from/payable to clearing organization	(168,098)	(4,827,452)
Trading and investment securities, net	(4,740,868)	(681,787)
Income taxes receivable/payable	233,900	809,100
Prepaid and deferred expenses	(164,809)	(259,799)
Accounts payable and accrued liabilities	1,725,101	1,401,872
Securities sold, not yet purchased	31,093	(41,792)

Net cash provided by operating activities	143,973	121,176

Cash flows from investing activities
Additions to furniture and equipment	(127,615)	(87,645)

Cash flows from financing activities
Proceeds from exercise of stock options	365,218	90,055
Dividends paid to common shareholders	(312,481)	—
Payments to retire common stock	(91,564)	(65,902)

Net cash provided by (used in) financing activities	(38,827)	24,153

Net (decrease) increase in cash and cash equivalents	(22,469)	57,684

Cash and cash equivalents at beginning of year	155,314	97,630

Cash and cash equivalents at end of year	$132,845	$155,314

Cash paid during the year for

Interest	$10,093	$16,678

Income taxes	$664,330	$41,613

Non-cash items

Dividends declared	$—	$312,481
Deferred tax benefit from stock option exercise	212,300	—

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Paulson Capital Corp. (the Company) is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc. (the Subsidiary), is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended.  The Subsidiary provides broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to National Financial Services, LLC (NFS), a Fidelity Investments Company. The Subsidiary also acts as lead or participating selling group member for Nasdaq and American Stock Exchange securities offerings.  The Subsidiary conducts business throughout the United States.  The Subsidiary is exempt from the reserve requirements under SEC Rule 15c3-3(k)(2)(ii), since it does not handle or carry customer securities or cash.

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

4.   Furniture and Equipment

Depreciation of furniture and equipment is generally computed by the straight-line method over their estimated useful lives (5 years).  Leasehold improvements are amortized over the lesser of their estimated useful life or the lives of their related leases.

5.   Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash due from banks and brokerage accounts, certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less.

6.   Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

7.   Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.  Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.  (Note I).

8.   Income Taxes

The Company provides for income taxes under the liability method.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  Income tax expense (benefit) is the current tax payable (recoverable) for the period and the change during the period in net deferred tax assets and liabilities. The Company establishes a valuation allowance when necessary to reduce the deferred tax assets to the amounts that more likely than not will be realized.

9.   Advertising

Advertising costs of are charged to expense when incurred. Advertising expense for the years ended December 31, 2004 and December 31, 2003, totaled $142,336 and $52,335, respectively.

10. Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting from Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123.

There we no stock option awards during fiscal 2004. The Company granted stock options in 2003, however, no stock-based employee compensation cost is reflected in net income in 2003, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended December 31, 2003. The fair value of each option grant during 2003, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: annual expected dividend yield 1.23%; expected volatility 57.3%; risk-free interest rate of 3.49%; and expected life of 5 years.

Year Ended December 31, 2003
Net income, as reported	$4,040,277
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154,700)
Pro forma net income	$3,885,577
Income per share:
Basic - as reported	$1.30
Diluted – as reported	$1.29
Basic – pro forma	$1.25
Diluted - pro forma	$1.24

11. Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

NOTE B - RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

The Subsidiary introduces all customer transactions in securities traded on U.S. securities markets to NFS on a fully-disclosed basis.  The agreement between the Subsidiary and its clearing broker provides that the Subsidiary is obligated to assume any exposure related to nonperformance by customers or counterparties.  The Subsidiary monitors clearance and settlement of all customer transactions on a daily basis.

The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions is directly affected by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations to the Subsidiary.  In the event of nonperformance, the Subsidiary may be required to purchase or sell financial instruments at unfavorable market prices which could result in a loss.  Management does not anticipate nonperformance by customers and counterparties in the above situations.

In addition to the clearing services provided, NFS also lends money to the Subsidiary to finance its trading accounts.

NOTE C – NOTES AND OTHER RECEIVABLES

Notes and other receivables consist of the following at December 31, 2004:

Officers	$40,253
Employees	137,473
Independent brokers	46,393
Other	218,815

$442,934

Employee and independent broker receivables relate principally to advances, expenses, inventory losses and settlements charged to the registered representatives of the Subsidiary in excess of commission earnings.  For the years ended December 31, 2004 and 2003, receivables from employees and independent brokers of $684,429 and $367,796, respectively, were determined by management to be uncollectible and written off to bad debt expense. Included in the bad debt expense for the year ended December 31, 2004, is $599,250 related to a legal settlement that was charged to the broker and deemed uncollectible.

NOTE D – TRADING AND INVESTMENT SECURITIES

Trading securities and securities sold not yet purchased represent the market value of securities held long and short by the Subsidiary.

The categories of trading securities and their related market values at December 31, 2004 are as follows:

	Owned	Sold, Not Yet Purchased

Corporate equities	$2,809,083	$50,144
State and municipal obligations	220,243	—

	$3,029,326	$50,144

As a securities broker-dealer, the Subsidiary is engaged in various securities trading and brokerage activities as principal.  In the normal course of business, the Subsidiary has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date.  This obligation is recorded in the financial statements at the market value of the related securities and will result in a trading loss on the securities if the market price increases and a trading gain if the market price decreases subsequent to December 31, 2004.

Investment securities held by the Subsidiary which are readily marketable are stated at market value.  Included in investment securities are certain securities which are not readily marketable.  Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Subsidiary.  At December 31, 2004 these securities consisted of corporate stocks and warrants at estimated fair value of approximately $1,739,984.  A summary of the investment securities portfolio at December 31, 2004 follows:

Corporate equities	$20,774,645
Corporate warrants	9,416,000

$30,190,645

Realized loss included in the determination of net earnings was $410,233 and $2,317,543 for the years ended December 31, 2004 and 2003, respectively.

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

The following table summarized activity in underwriter warrants:

Estimated fair value at December 31, 2003	$6,311,000
Warrants received, net of employee compensation	5,232,636
Warrants expired	(3,294)
Unrealized depreciation in estimated value	(2,124,342)
Estimated fair value at December 31, 2004	$9,416,000

The net increase in the estimated fair value of the underwriter warrants is reflected currently in earnings. The fair value of the underwriter warrants received during 2004 of $7,288,588 is included in the Company’s corporate finance revenues. Additionally, $2,055,952 was recognized as compensation expense related to the receipt of the warrants, resulting in net warrants received of $5,232,636. The amount of the underwriter warrants expired of $3,294, and the unrealized depreciation in the fair value of the underwriter warrants of $2,124,342 is included in investment income for 2004.

NOTE F – FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and consist of the following at December 31, 2004:

Office equipment	$1,635,700
Vehicles	65,619
Leasehold Improvements	6,418
1,707,737
Less accumulated depreciation and amortization	1,468,709

$239,028

NOTE G – INCOME TAXES

Income tax expense (benefit) consists of the following:

	2004	2003

Current tax expense (benefit)
Federal	$(140,657)	$(868,670)
State and local	24,923	(153,294)

	(115,734)	(1,021,964)

Deferred tax expense
Federal	1,974,306	3,020,150
State and local	548,294	105,550

	2,522,600	3,125,700

	$2,406,866	$2,103,736

Income tax expense for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2004	2003

Income tax expense at statutory federal tax rate	$2,004,798	$2,089,000
State and local taxes net of federal benefit	353,098	368,000
Permanent and other differences	(2,830)	10,036
Change in valuation allowance on net deferred tax asset	51,800	(363,300)

	$2,406,866	$2,103,736

The deferred income tax asset (liability) consists of the following at December 31, 2004:

Unrealized appreciation on securities	$(6,870,760)
Accrued expenses	435,670
Net operating loss carryforwards and credits	934,063
Capital loss carryfowards	183,775
Fixed asset depreciation	(17,025)
Contribution carryover	55,277
Valuation allowance	(157,000)

$(5,436,000)

The Company has recorded a valuation allowance in the amount of $157,000 based upon management’s assessment that it is more likely than not that a portion of the net deferred tax asset related to certain state net operating loss carryforwards will not be fully realized.  Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods based upon their assessment.

Federal net operating losses of approximately $1.0 million expire in 2024. State net operating loss carryforwards of approximately $9.3 million began to expire in 2004.

NOTE H – COMMON STOCK

The Company’s 1999 Stock Option Plan reserves 500,000 shares of the Company’s common stock for issuance upon exercise of options granted under the plan.  At December 31, 2004, 260,500 options were available for grant.  The Plan provides for the grant of incentive options and nonqualified options.  There were no options granted during 2004. The options granted during 2003 have an exercise price of $8.10 and $8.91, vested immediately, and expire on November 9, 2008. The market price of the Company’s stock at the date of the grant in 2003 was $8.10. The weighted average fair value of the options at the date of grant in 2003, as calculated using the Black-Scholes option-pricing model, was $3.82 per share.

The following table presents the options granted under the plan during 2003:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price

Options whose exercise price equals the market price of the stock on the grant date	50,000	$3.8687	$8.10

Options whose exercise price exceeds the market value of the stock on the grant date	17,500	3.6800	8.91

The following table summarizes activity under the Plan for the years ended December 31, 2004 and 2003:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance at December 31, 2002	141,000	$5.33	2.469 years
Granted	67,500	8.31
Exercised	(14,000)	4.44
Canceled	—

Balance at December 31, 2003	194,500	6.43	2.735 years
Granted	—
Exercised	(78,500)	4.66
Canceled	(6,000)	4.44

Balance at December 31, 2004	110,000	7.80	3.188 years

All outstanding options at December 31, 2004 and 2003 were exercisable.

As of December 31, 2004, outstanding stock options consist of the following:

Exercise Price Range	Options	Weighted Average	Remaining Life

$7.01 – 7.71	45,000	$7.05	2.2137
8.10 - 8.91	65,000	8.31	3.8630
Total	110,000

NOTE I – EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the two years in the period ended December 31, 2004

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

2003
Basic earnings per share
Income available to common stockholders	$4,040,277	3,116,786	$1.30

Effect of dilutive securities
Stock options	—	14,819

Diluted earnings per share
Earnings available to common stockholders	$4,040,277	3,131,605	$1.29

2004
Basic earnings per share	$3,489,600	3,183,194	$1.10
Income available to common stockholders

Effect of dilutive securities
Stock options	—	3,695

Diluted earnings per share
Earnings available to common stockholders	$3,489,600	3,186,889	$1.09

NOTE J – LEASES

Future minimum payments required under non-cancelable operating leases with remaining terms of one year or more consist of the following:

Year ending December 31,

2005	$469,214
2006	484,430
2007	502,248
2008	515,839
Thereafter	430,239
$2,401,970

The leases provide for payment of taxes and other expenses by the Company.  Rental expense for the years ended December 31, 2004 and 2003 approximated $518,779 and $494,383, respectively.

NOTE K – EMPLOYEE BENEFIT PLANS

Retirement benefits for employees of the Company, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan.  Plan contributions are determined by the Board of Directors.  Contributions to the plan for the years ended December 31, 2004 and 2003 were $250,000 and $150,000, respectively.

NOTE L – CONTINGENCIES

The Company has been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages. Included in the financial statements is an accrual for $1.1 million for settlements agreed to near and subsequent to the Company’s year end. As preliminary hearings and discovery in the remaining cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Company’s financial statements, if any.  The Company’s management denies the charges in the remaining legal actions and is vigorously defending against them.  No provision for any liability that may result from the remaining contingencies has been made in the financial statements.

NOTE M – NET CAPITAL REQUIREMENT

The Subsidiary is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission.  This rule prohibits the Subsidiary from engaging in any securities transaction at a time when its “aggregate indebtedness” exceeds fifteen times its “net capital” as those terms are defined by the rule.  At December 31, 2004, the Subsidiary’s net capital and required net capital were $14,104,972 and $213,214, respectively, and its ratio of aggregate indebtedness to net capital was 0.23 to 1.  The Subsidiary’s absolute minimum net capital requirement is $100,000.  Trading and investment securities represent potentially volatile components of net capital.

NOTE N – CONCENTRATION OF RISK

The Company’s trading and investment securities include investments in the common stock of the following companies, which represent more than 10 percent of trading and investment securities at December 31, 2004:

Company	Investment Amount	Percentage of Total
AVI Biopharma, Inc.	$2,760,511	11.6
Charles and Colvard, Ltd.	11,479,719	48.2
Total	$14,240,230	59.8

NOTE O – NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued FAS 123R, which requires that compensation costs relating to share-based payments be recognized in the Company’s financial statements. The Company currently accounts for those payments under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company is preparing to implement this standard effective January 1, 2006.  Although we have not yet determined whether the adoption of 123(R) will result in amounts that are similar to the current pro form data (see Note A10), we expect the adoption may have a material impact on future financial statements.  This estimate is based on preliminary information and could materially change based on the actual facts and circumstances and the terms of future option grants.

NOTE P – SUBSEQUENT EVENT

On January 27, 2005, the Company announced the authorization by the Board of Directors of a $0.15 special cash dividend to shareholders of record on February 10, 2005. The dividend payment date is March 3, 2005.

In 2002, the Subsidiary and one of its registered representatives were named as defendants in lawsuits filed by former customers related to certain investment transactions entered into on behalf of the customers.  Arbitration of this case was scheduled to begin on January 24, 2005, however, the claims were settled prior to the arbitration. On March 4, 2005, the Company paid $1.1 million to settle the e.Digital portion of this case. The Company paid the settlement amount because the insurance company, who previously agreed to pay the settlement, refused to pay. The Company has filed suit against the insurance carrier to recover the settlement amount.  Recovery of the settlement amounts (if any) will be reflected in the period received. Included in accounts payable and accrued liabilities as of December 31, 2004 is $1.1 million related to this settlement.

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

December 31, 2004

Description	Number of Warrants	Exercise Price Per Share/Unit	Expiration Date

AdStar, Inc. ERC* 9-25-01	149,000	$1.80	2005, 09/25
Adstar, Inc. ERC 1-17-02	22,137	$0.75	2007, 01/16
Adstar, Inc. ERC 03-31-04	78,705	$1.87	2009, 03/31
AVI Biopharma, Inc. ERC 7-26-01	151,014	$8.70	2005, 07/26
Beta Oil & Gas, Inc. #2 ERC 6-29-01	1,850	$9.25	2006, 06/29
Creative Products Intl. ERC 7-01-01	30,000	$1.50	2006, 06/30
Daystar Technologies, Inc. (units) ERC 2-05-05	129,949	$6.00	2009, 02/05
Edgar Online, Inc. (units) ERC 11-22-04	196,250	$2.40	2009, 05/25
GMX Resources (units) ERC 2-12-01	76,475	$9.60	2006, 02/12
GMX Resources #2 ERC 7-18-02	126,650	$6.60	2006, 07/18
I-Sector Corp. ERC 5-07-05	29,653	$19.92	2009, 05/07
Imageware Systems, Inc. (units) ERC 3-30-01	106,323	$9.60	2005, 03/30
Lumera Corporation ERC 7-23-05	346,085	$8.34	2009, 07/22
Medinex Systems, Inc. ERC 1-31-02	169,050	$0.23	2005, 01/31
microHelix, Inc. (units) ERC 11-16-02	127,462	$7.20	2006, 11/16
Milestone Scientific, Inc. (units) ERC 2-17-05	99,857	$7.82	2009, 02/16
Pacific Mercantile Bancorp ERC 6-15-01	158,350	$9.60	2005, 06/14
Pacific Mercantile Bancorp ERC 12-08-04	136,118	$11.10	2008, 12/08
Path 1 Network Technologies (units) ERC 7-31-04	87,292	$12.96	2008, 07/30
Q Comm International, Inc. (units) ERC 6-25-04	61,552	$15.60	2008, 06/24
Smart Pros Ltd. (units) ERC 4-17-05	32,970	$15.30	2009, 10/19

* Date exercisable

Schedule II

Paulson Capital Corp. and Subsidiary

Valuation and Qualifying Accounts

Years ended December 31, 2004 and 2003

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year

Allowance for doubtful accounts:

Year ended Dec. 31, 2004	$—	$684,429	$684,429	$—
Year ended Dec. 31, 2003	—	367,796	367,796	—