Form 10-Q
period 2005-03-31
PAULSON CAPITAL CORP
filed 2005-05-18
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer

(as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, no par value 3,121,946 as of May 10, 2005

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PAULSON CAPITAL CORP.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	03/31/05	12/31/04
	(unaudited)
ASSETS

Cash and cash equivalents	$137,265	$132,845
Receivable from clearing organization	7,489,014	7,856,254
Notes and other receivables	698,651	442,934
Income taxes receivable	851,000	851,000
Trading securities, at market value	1,747,202	3,029,326
Investment securities, at market value	21,444,935	20,774,645
Underwriter warrants, at estimated fair value	11,000,000	9,416,000
Prepaid and deferred expenses	1,450,943	1,583,346
Furniture and equipment, net	233,959	239,028

Total assets	$45,052,969	$44,325,378

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$446,382	$2,138,856
Dividends payable	4,457	—
Payable to clearing organization	64,664	1,021,860
Compensation, employee benefits and payroll taxes	1,736,731	2,108,056
Securities sold, not yet purchased, at market value	119,701	50,144
Deferred income taxes	7,147,930	5,436,000

Total liabilities	9,519,865	10,754,916

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,174,590 at 03/31/05 and 3,190,300 at 12/31/04	1,740,005	1,745,824
Retained earnings	33,793,099	31,824,638

Total shareholders’ equity	35,533,104	33,570,462

Total liabilities and shareholders’ equity	$45,052,969	$44,325,378

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	03/31/05	03/31/04

Revenues
Commissions	$4,141,057	$5,237,631
Corporate finance	119,985	4,009,488
Investment income (loss)	5,152,499	(2,001,275)
Trading income	702,004	444,195
Interest and dividends	7,691	4,798
Other	11,169	915

	10,134,405	7,695,752
Expenses
Commissions and salaries	4,254,004	5,662,749
Underwriting expenses	—	252,458
Rent, telephone and quotation services	306,498	303,543
Interest expense	—	73
Professional fees	442,766	264,139
Bad debt expense	—	40,000
Travel and entertainment	60,146	55,066
Settlement expense	262,168	9,590
Depreciation and amortization	23,057	30,865
Other	505,977	501,404

	5,854,616	7,119,887

Income before income taxes	4,279,789	575,865

Income tax expense (benefit)
Current	—	274,548
Deferred	1,711,930	(56,295)
	1,711,930	218,253

Net Income	$2,567,859	$357,612

Basic and diluted earnings per share	$0.81	$0.11

Weighted average number of shares outstanding:
Basic	3,178,847	3,161,322
Diluted	3,182,953	3,187,743

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2004
and the three month period ended March 31, 2005

	Common Stock		Retained Earnings
	Shares	Amount

Balance at December 31, 2003	3,124,811	$1,173,045	$28,421,863

Stock options exercised and income tax benefit from stock option exercise	78,500	577,518	—

Redemption of common stock	(13,011)	(4,739)	(86,825)

Net income for the year	—	—	3,489,600

Balance at December 31, 2004	3,190,300	1,745,824	31,824,638

Redemption of common stock (unaudited)	(15,710)	(5,819)	(122,834)

Dividends to common shareholders (unaudited)	—	—	(476,564)

Net earnings for the year to date (unaudited)	—	—	2,567,859

Balance at March 31, 2005 (unaudited)	3,174,590	$1,740,005	$33,793,099

The accompanying notes are an integral part of this statement.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	03/31/05	03/31/04

Cash flows from operating activities
Net earnings	$2,567,859	$357,612
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Receipt of underwriter warrants	—	(2,858,966)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(1,584,000)	1,670,636
Noncash compensation associated with underwriter warrants	—	659,930
Depreciation and amortization	23,057	30,865
Deferred income taxes	1,711,930	(56,295)
Change in assets and liabilities
Receivables	(255,717)	154,934
Receivables from/payable to clearing organization	(589,956)	(1,698,145)
Trading and investment securities	611,834	2,043,999
Prepaid and deferred expenses	132,403	131,816
Accounts payable and accrued liabilities	(2,059,342)	(765,504)
Securities sold, not yet purchased	69,557	139,730
Income taxes payable/receivable	—	108,494

Net cash provided by (used in) operating activities	627,625	(80,894)

Cash flows from investing activities
Additions to furniture and equipment	(17,988)	(35,783)

Cash flows from financing activities
Proceeds from exercise of stock options and tax benefit from stock option exercise	—	446,843
Dividends paid to common shareholders	(476,564)	(312,481)
Payments to retire common stock	(128,653)	—

Net cash provided by (used in) financing activities	(605,217)	134,362

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,420	17,685

Cash and cash equivalents at beginning of period	132,845	155,314

Cash and cash equivalents at end of period	$137,265	$172,999

Cash paid during the period for:

Interest	$—	$—
Income taxes	$19,527	$5,162

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.               Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiary. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2005 and its results of operations and cash flows for the three months ended March 31, 2005 and 2004. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

2.               Dividend

On January 27, 2005, the Company announced the authorization by the Board of Directors of a $0.15 special cash dividend to shareholders of record on February 10, 2005. The dividend was paid on March 3, 2005.

3.               Securities Owned

Gains and losses from the disposition of trading securities are reflected as trading revenues in the income statement for the period. Gains and losses from the disposition of investment securities are reflected as investment revenues in the income statement for the period.

4.               Commitments and Contingencies

In March 2002, the Company’s wholly owned subsidiary, Paulson Investment Company (“PIC”), and one of its registered representatives, Marvin Cox, were named as defendants in a lawsuit filed by Louis Barinaga, a former PIC customer.  Barinaga’s claims related to purchases of convertible notes of E.com, which were purchased directly from E.com.  Claimant abated his lawsuit and refiled his claims before the NASD.  Subsequently, Barinaga amended his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s amended statement of claim also named UBS PaineWebber, Inc. as a respondent.  Barinaga claimed that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of $12 million on sales of e.Digital stock.  Barinaga sought over $18 million plus interest and fees on the e.Digital claims.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  An arbitration hearing was set to begin on January 24, 2005.  The claim of Barinaga relating to E.com notes was settled prior to the start of the arbitration.  The remaining claim of Barinaga relating to e.Digital stock also was settled between PIC and Barinaga prior to the start of the arbitration.  The settlement has been consummated with Barinaga.  However, PIC’s insurance carrier, after previously providing settlement authorization to PIC, has now withdrawn that authorization because of a dispute between Cox and Barinaga.  PIC believes that the insurance carrier is obligated to provide the settlement authorization to which it previously agreed.  PIC has filed suit against the insurance carrier and intends to pursue the insurance proceeds vigorously. As of December 31, 2004, the Company has recorded the total amount of the settlement expense in its financial statements.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The stock was sold in the August 25, 2000 offering at a price of $8.00 per share.  Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  The federal district court has dismissed the claims against PIC.  Plaintiffs have appealed and the case currently is pending before the United States Third Circuit Court of Appeals.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

On April 12, 2005, the NASD sent a letter to PIC’s outside counsel indicating that the NASD Department of Enforcement had made a preliminary determination to recommend that disciplinary action be brought against PIC, and certain other PIC employees and former employees, for violations of NASD Rules of Conduct 2110, for mutual fund market-timing, and 3010, for failure to supervise the firm’s mutual fund market-timing business.  The NASD also has made a similar preliminary determination with respect to PIC’s president, apparently for failure to supervise as he did not participate in any of the trades identified by the NASD as rule violations.  The NASD has proposed to resolve the action with PIC in return for a payment by PIC of $341,000 in restitution and $525,000 in fines.  The conduct at question relates to activities undertaken in August and September of 2003 by employees in PIC’s New York City office.  Paulson believes that none of the activities violated any state or federal laws or regulations. Accordingly, PIC believes it has meritorious defenses and intends to defend this matter vigorously.  PIC is to file a response to the NASD’s preliminary determination on May 17, 2005.  If this matter is not settled, it will proceed to a hearing before the NASD, either in 2005 or 2006.

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

5.               Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123. There were no stock option grants in the three month periods ended March 31, 2005 or 2004. Accordingly, no pro forma income effect is shown.

6.               Earnings Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three months ended March 31, 2005 and March 31, 2004.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Three Months Ended March 31, 2005 Income available to common stockholders	$2,567,859	3,178,847	$0.81

Effect of dilutive securities – options	—	4,106

Diluted earnings per share	$2,567,859	3,182,953	$0.81

Three Months Ended March 31, 2004 Income available to common stockholders	$357,612	3,161,322	$0.11

Effect of dilutive securities – options	—	26,421

Diluted earnings per share	$357,612	3,187,743	$0.11

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use historical price data combined with certain assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each issuing company’s warrants based on the respective company’s own historical stock price movements as well as an index of historical prices for comparable companies.  When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company.  As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock.  We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. As of March 31, 2005, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $11.0 million, up from the estimated value of $9.4 million as of December 31, 2004.

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

Three Months Ended March 31, 2005 v. March 31, 2004

			Three Months Ended
	Increase/(Decrease)	Percent Change	March 31, 2005	March 31, 2004
Revenues:
Sales Commissions	$(1,096,574)	(20.9)	$4,141,057	$5,237,631
Corporate Finance	(3,889,503)	(97.0)	119,985	4,009,488
Investment Income	7,153,774	N/A	5,152,499	(2,001,275)
Trading Income	257,809	58.0	702,004	444,195
Other	13,147	230.1	18,860	5,713

Total	2,438,653	31.7	10,134,405	7,695,752

Expenses:
Commissions and Salaries	(1,408,745)	(24.9)	4,254,004	5,662,749
Underwriting Expenses	(252,458)	N/A	—	252,458
Rent, Telephone & Quotes	2,955	1.0	306,498	303,543
Other	392,977	43.6	1,294,114	901,137

Total	(1,265,271)	(17.8)	5,854,616	7,119,887

Pretax Income	$3,703,924	643.2	$4,279,789	$575,865

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Revenues

Total revenues for the first quarter of 2005 increased $2.4 million. As shown in the table above, sales commissions—which are commissions generated from the retail stock brokerage business—decreased $1.1 million as a result of lackluster market performance and the lack of commissions associated with corporate finance transactions. Sales commissions are also directly related to the number of brokers engaged by the Company. The Company had 92 stock brokers as of March 31, 2005, as compared to 110 as of March 31, 2004, a decrease of 16 percent.

Corporate finance revenue decreased $3.9 million, from the first quarter of 2004 to the first quarter of 2005. The Company completed two corporate finance transactions in the first quarter of 2004, with no comparable transactions in the first quarter of 2005. During the first quarter of 2005, the Company had a small private placement and participated in a few small transactions in which another investment banking firm was the lead underwriter resulting in approximately $120,000 in corporate finance revenues.

Investment income increased $7.2 million in the first quarter of 2005 as compared to the first quarter of 2004. Investment income can be volatile period-over-period based on the fact it is driven by the market value or fair value of the securities and underwriter warrants held by the Company. Investment income consists of (1) the unrealized and realized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, (3) the realized gain and loss on the sale of securities that are not readily marketable, and (4) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The appreciation of underwriter warrants totaled $1.6 million during the first quarter of 2005, as compared to the depreciation and expiration of underwriter warrants of $1.7 million for the first quarter of 2004. In addition, the Company’s holdings of Charles & Colvard, Ltd., in its investment account increased in value over $1.5 million during the first quarter of 2005. The remainder of the total investment income is the result of the unrealized and realized depreciation of securities with quoted market prices. There was no change in the estimated fair value of securities not readily marketable during the first quarter of 2005.

Trading income increased $257,809 in the first quarter or 2005 as compared to the first quarter of 2004, as a result of exceptional performance from a couple of the Company’s market making securities. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

Expenses

Total expenses decreased by $1.3 million in the first quarter of 2005 from the first quarter of 2004, a decrease of 17.8 percent. The largest dollar decrease was in commissions and salaries with a decrease of $1.4 million in the first quarter of 2005 as compared to the first quarter of 2004. Commission expense decreased approximately $626,000 as a result of lower sales commissions paid on lower commission revenue. Administrative salary expense decreased approximately $783,000 primarily as a result of first quarter 2004 compensation expense associated with underwriter warrants and no corresponding expense in the first quarter of 2005. Underwriting expenses decreased by approximately $252,000 from the first quarter of 2004 as a result of no corporate finance transactions in first quarter 2005 compared to two corporate finance transactions in the first quarter of 2004. Other expenses increased approximately $392,977, or 43.6 percent. The increase in other expenses is primarily attributable to an approximate $179,000 increase in professional fees associated with legal activity related to settlements and fees associated with Sarbanes-Oxley compliance and an estimated $250,000 in settlement expense. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

The Company had pretax income of $4.3 million (42.2 percent of revenues) in the first quarter of 2005 compared to pretax income of approximately $576,000 (7.5 percent of revenues) in the first quarter of 2004. Profitability, as a percentage of revenues, generally increases when a significant portion of the Company’s revenues is derived from investment income because fewer expenses are associated with investment income relative to the other revenue sources. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $2.7 million for the first quarter of 2005, compared to pretax income of approximately $48,000 for the first quarter of 2004. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

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

PIC borrows money from National Financial Services, its clearing firm, in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of March 31, 2005, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At March 31, 2005, PIC owned 14 underwriter warrants, all but three of which were then exercisable; five had an exercise price below the March 31, 2005 market price of the securities receivable upon exercise.  The intrinsic value of these five warrants is $2.4 million. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the three months ended March 31, 2005, approximately $628,000 of net cash was provided by operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: an increase in deferred income taxes of $1.7 million and a decrease in trading and investment securities of approximately $612,000. The following items are negative adjustments to or a use of cash for operating activities: appreciation of underwriter warrants totaling $1.6 million and a decrease in accounts payable and accrued liabilities of $2.1 million. Net cash used in investing activities in the first three months of 2005 was for additions to furniture and equipment of approximately $18,000. Net cash used in financing activities in the first three months of 2005 approximated $605,000, resulting from approximately $477,000 in dividends paid to common shareholders and approximately $129,000 in payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At March 31, 2005, the Company had no material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market risk is the risk of loss to the Company resulting primarily from changes in equity prices and to a significantly lesser extent, interest rates and foreign currency rates.  The Company has exposure to market risk through the market-making and trading operations of PIC, its broker-dealer subsidiary.  In connection with these activities, PIC maintains inventories in order to ensure availability of securities and to facilitate client transactions as well as trading for its own proprietary equity investment account.  PIC was a market-maker for 46 equity securities from 40 different issuers and no tax exempt and taxable debt obligations at March 31, 2005.

	March 31, 2005		December 31, 2004
	Trading and investment securities	Securities sold but not yet purchased	Trading and investment securities	Securities sold but not yet purchased
Marketable equity and other securities at fair value	$23,114,013	$119,701	$23,583,728	$50,144

Marketable debt securities	78,124	—	220,243	—

Total marketable equity, debt and other securities at fair value	$23,192,137	$119,701	$23,803,971	$50,144

Changes in the value of PIC’s trading inventories and its proprietary investment accounts result primarily from fluctuations in equity prices as well as changes in interest rates and general market and economic conditions.  PIC’s primary method of controlling risk in its trading inventories and investment accounts is through daily monitoring and use of position limits.  PIC’s trading inventories consist primarily of Nasdaq equity securities: as of March 31, 2005, the equity trading inventory limit was $2 million and the fixed income limit was $500,000.  PIC’s trading activities were within these limits at March 31, 2005.  Position limits in trading inventory accounts are monitored on a daily basis as are limit exceptions.  Debt obligation trading inventories are relatively small, since, for the most part, these securities are purchased only upon orders from customers.   Consolidated positions and exposure reports are prepared and reviewed monthly by the Senior Vice President of Trading.  Trading also monitors inventory levels and trading results on a monthly basis, with particular focus on position concentration, liquidity and volatility.  Trading prepares summary results every month to record each position at fair market value, which can require adjustments for lack of liquidity, high concentration or other reasons.

Equity Price Risk

PIC is exposed to significant equity price risk as a result of its customer transactions and market-making activity in equity securities and its concentrations in a limited number of equities, many of which are related to its investment banking projects.  PIC’s broker-dealer activities are client-driven, with the objective of meeting its clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventories in equities, many of which are volatile, and some of which are illiquid, micro and small cap securities.  PIC attempts to reduce the risk of loss inherent in this activity by monitoring these securities positions continuously throughout each day. The average aggregate inventory held in PIC’s proprietary investment account during the quarter ended March 31, 2005 was approximately $18.6 million. Prices of the marketable equities held in these accounts are readily available and monitored on a continuous basis.

Interest Rate Risk

 PIC has very little direct exposure to interest rate risk.  A relatively minor amount of PIC’s trading inventory consists of debt obligations, and any of these positions PIC might have occasionally are in its trading inventory for only a very short time.  However, to the extent that interest rate fluctuations affect general market conditions and cause investors to shift away from or more heavily into equity investing, interest rates can have an effect on the value of PIC’s equity positions.

Foreign Currency Risk

PIC does not deal in securities denominated in foreign currencies and only trades foreign equities upon receipt of an order from customers, so it does not have any significant exposure to foreign currency risk in its trading inventory or investment accounts.

ITEM 4.  CONTROLS AND PROCEDURES

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

(b)           For the quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 to Condensed Consolidated Financial Statements in Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Small Business Issuer Purchases of Equity Securities

Period	Paulson Capital Corp. Total Number of Shares Purchased	Paulson Capital Corp. Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
01/01/05 to 01/31/05	13,210	$8.22	13,210	209,024
02/01/05 to 02/28/05	None	N/A	N/A	209,024
03/01/05 to 03/31/05	2,500	$8.05	2,500	206,524
Total	15,710	$8.19	15,710	206,524

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

PAULSON CAPITAL CORP.

Date: May 17, 2005	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: May 17, 2005	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer