Form 10-Q
period 2005-06-30
PAULSON CAPITAL CORP
filed 2005-08-15
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock, no par value, 3,117,912 as of August 9, 2005

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PAULSON CAPITAL CORP.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	06/30/05	12/31/04
	(unaudited)
ASSETS

Cash and cash equivalents	$139,077	$132,845
Receivable from clearing organization	7,719,899	7,856,254
Notes and other receivables	1,461,171	442,934
Income taxes receivable	—	851,000
Trading securities, at market value	2,770,944	3,029,326
Investment securities, at market value	31,976,098	20,774,645
Underwriter warrants, at estimated fair value	11,530,000	9,416,000
Prepaid and deferred expenses	1,271,484	1,583,346
Furniture and equipment, net	265,045	239,028

Total assets	$57,133,718	$44,325,378

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$807,494	$2,138,856
Dividends payable	4,457	—
Payable to clearing organization	142,657	1,021,860
Compensation, employee benefits and payroll taxes	3,758,218	2,108,056
Securities sold, not yet purchased, at market value	17,168	50,144
Income taxes payable	10,126	—
Deferred income taxes	11,196,502	5,436,000

Total liabilities	15,936,622	10,754,916

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,125,446 at 06/30/05 and 3,190,300 at 12/31/04	1,780,302	1,745,824
Retained earnings	39,416,794	31,824,638

Total shareholders’ equity	41,197,096	33,570,462

Total liabilities and shareholders’ equity	$57,133,718	$44,325,378

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	6/30/05	6/30/04	6/30/05	6/30/04
Revenues
Commissions	$3,743,269	$4,041,276	$7,884,326	$9,278,907
Corporate finance	465,970	2,221,684	585,955	6,231,172
Investment income (loss)	12,361,430	(1,537,707)	17,513,929	(3,538,982)
Trading income	1,410,822	19,042	2,112,826	463,237
Interest and dividends	14,454	3,357	22,145	8,155
Other	165	234	11,334	1,149

	17,996,110	4,747,886	28,130,515	12,443,638
Expenses
Commissions and salaries	6,152,185	3,624,438	10,406,189	9,287,187
Underwriting expenses	134,172	210,845	134,172	463,303
Rent, telephone and quotation services	285,601	307,817	592,099	611,360
Interest expense	—	500	—	573
Professional fees	346,350	215,348	789,116	479,487
Bad debt expense	—	27,580	—	67,580
Travel and entertainment	100,923	241,323	161,069	296,389
Settlement expense	256,375	22,500	518,543	32,090
Depreciation and amortization	22,703	22,933	45,760	53,798
Other	576,335	480,974	1,082,312	982,378

	7,874,644	5,154,258	13,729,260	12,274,145

Income (loss) before income taxes	10,121,466	(406,372)	14,401,255	169,493

Income tax expense (benefit)
Current	—	144,777	—	419,325
Deferred	4,048,572	(298,792)	5,760,502	(355,087)
	4,048,572	(154,015)	5,760,502	64,238

Net Income (Loss)	$6,072,894	$(252,357)	$8,640,753	$105,255

Earnings (loss) per share, basic	$1.94	$(0.08)	$2.74	$0.03

Earnings (loss) per share, diluted	$1.93	$(0.08)	$2.73	$0.03

Weighted average number of shares outstanding, basic	3,131,752	3,184,068	3,155,406	3,172,702

Weighted average number of shares outstanding, diluted	3,139,811	3,184,068	3,163,421	3,190,029

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2004
and the six month period ended June 30, 2005

	Common Stock		Retained Earnings
	Shares	Amount

Balance at December 31, 2003	3,124,811	$1,173,045	$28,421,863

Stock options exercised and income tax benefit from stock option exercise	78,500	577,518	—

Redemption of common stock	(13,011)	(4,739)	(86,825)

Net income for the year	—	—	3,489,600

Balance at December 31, 2004	3,190,300	1,745,824	31,824,638

Redemption of common stock (unaudited)	(72,854)	(27,052)	(572,033)

Dividends to common shareholders (unaudited)	—	—	(476,564)

Stock options exercised (unaudited)	8,000	61,530	—

Net income for the year to date (unaudited)	—	—	8,640,753

Balance at June 30, 2005 (unaudited)	3,125,446	$1,780,302	$39,416,794

The accompanying notes are an integral part of this statement.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	06/30/05	06/30/04

Cash flows from operating activities
Net income	$8,640,753	$105,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Receipt of underwriter warrants	(303,056)	(4,213,583)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(1,906,400)	2,282,072
Noncash compensation associated with underwriter warrants	95,456	1,058,511
Depreciation and amortization	45,760	53,798
Deferred income taxes	5,760,502	(355,087)
Change in assets and liabilities
Receivables	(1,018,237)	102,585
Receivables from/payable to clearing organization	(742,848)	171,489
Trading and investment securities	(10,943,071)	1,770,304
Prepaid and deferred expenses	311,862	208,932
Accounts payable and accrued liabilities	323,257	(1,495,044)
Securities sold, not yet purchased	(32,976)	32,311
Income taxes payable/receivable	861,126	182,634

Net cash provided by (used in) operating activities	1,092,128	(95,823)

Cash flows from investing activities
Additions to furniture and equipment	(71,777)	(69,317)

Cash flows from financing activities
Proceeds from exercise of stock options	61,530	456,293
Dividends paid to common shareholders	(476,564)	(312,481)
Payments to retire common stock	(599,085)	(15,600)

Net cash provided by (used in) financing activities	(1,014,119)	128,212

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,232	(36,928)

Cash and cash equivalents at beginning of period	132,845	155,314

Cash and cash equivalents at end of period	$139,077	$118,386

Cash paid during the period for:

Interest	$—	$573
Income taxes	$19,705	$276,762

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.               Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiary. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2005 and its results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

2.               Dividend

On January 27, 2005, the Company announced the authorization by the Board of Directors of a $0.15 special cash dividend to shareholders of record on February 10, 2005. The dividend was paid on March 3, 2005.

3.               Securities Owned

Gains and losses from the disposition and appreciation/depreciation of trading securities are reflected as trading revenues in the income statement for the period. Gains and losses from the disposition and unrealized gains/losses of investment securities are reflected as investment revenues in the income statement for the period. Investment securities may be held for the long term or sold pursuant to the intention of management.

4.               Commitments and Contingencies

In March 2002, the Company’s wholly owned subsidiary, Paulson Investment Company (“PIC”), and one of its registered representatives, Marvin Cox, were named as defendants in a lawsuit filed by Louis Barinaga, a former PIC customer.  Barinaga’s claims related to purchases of convertible notes of E.com, which were purchased directly from E.com.  Claimant abated his lawsuit and refiled his claims before the NASD.  Subsequently, Barinaga amended his arbitration statement of claim to include claims for breach of fiduciary duty, violations of federal and state securities laws, fraud and negligence relating to transactions in stock of e.Digital.  Barinaga’s amended statement of claim also named UBS PaineWebber, Inc. as a respondent.  Barinaga claimed that Cox, PIC and UBS PaineWebber, Inc.’s actions prevented him from realizing in excess of $12 million on sales of e.Digital stock.  Barinaga sought over $18 million plus interest and fees on the e.Digital claims.  The e.Digital stock in question was subject to an agreement entered into between Barinaga and UBS PaineWebber, Inc.  An arbitration hearing was set to begin on January 24, 2005.  The claim of Barinaga relating to E.com notes was settled prior to the start of the arbitration.  The remaining claim of Barinaga relating to e.Digital stock also was settled between PIC and Barinaga prior to the start of the arbitration.  The settlement has been consummated with Barinaga.  However, PIC’s insurance carrier, after previously providing settlement authorization to PIC, has now withdrawn that authorization because of a dispute between Cox and Barinaga.  PIC believes that the insurance carrier is obligated to provide the settlement authorization to which it previously agreed.  PIC has filed suit against the insurance carrier and intends to pursue the insurance proceeds vigorously. Mediation is scheduled for August 30, 2005.  As of December 31, 2004, the Company has recorded the total amount of the settlement expense in its financial statements.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The stock was sold in the August 25, 2000 offering at a price of $8.00 per share.  Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  The federal district court has dismissed the claims against PIC.  Plaintiffs have appealed and the case currently is pending before the United States Third Circuit Court of Appeals.  Oral argument on the appeal is set for September 16, 2005.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

On April 12, 2005, the NASD sent a letter to PIC’s outside counsel indicating that the NASD Department of Enforcement had made a preliminary determination to recommend that disciplinary action be brought against PIC, and certain other PIC employees, including its former president, and former employees, for violations of NASD Rules of Conduct 2110, for mutual fund market-timing, and 3010, for failure to supervise the firm’s mutual fund market-timing business.  The NASD has proposed to resolve the action with PIC in return for a payment by PIC of $218,000 in restitution and $282,000 in fines.  The conduct at question relates to activities undertaken in August and September of 2003 by employees in PIC’s New York City office.  Paulson believes that none of the activities violated any state or federal laws or regulations. Accordingly, PIC believes it has meritorious defenses and its legal counsel is defending this matter vigorously.  PIC filed a response to the NASD’s preliminary determination on May 17, 2005.  If this matter is not settled, it will proceed to a hearing before the NASD, either in 2005 or 2006.

In addition to the matters described above, PIC has been named in an NASD arbitration filed in July 2005 by a group of former customers.  The statement of claim indicates it was filed in an attempt to “toll” the running of applicable statutes of limitation.  The statement provides no specific factual allegations or any information regarding what amounts, if any, may be sought from PIC, although PIC believes the amounts may be material.  PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if the claim is pursued.

An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. From time to time, PIC is named in certain other legal proceedings and receives notice that certain customers may commence legal proceedings against PIC.  The Company has no additional legal proceedings other than through PIC. The Company believes, based upon information received to date and, where the Company believes it appropriate, discussions with legal counsel, that resolution of any additional pending or threatened litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.

5.               Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123. There were no stock option grants in the six month periods ended June 30, 2005 or 2004. Accordingly, no pro forma income effect is shown.

6.               Earnings Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three months ended June 30, 2005 and June 30, 2004.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Three Months Ended June 30, 2005 Income available to common shareholders	$6,072,894	3,131,752	$1.94

Effect of dilutive securities – options		8,059

Diluted earnings per share	$6,072,894	3,139,811	$1.93

Three Months Ended June 30, 2004 Loss available to common shareholders	$(252,357)	3,184,068	$(.08)

Effect of dilutive securities – options		—

Diluted earnings per share	$(252,357)	3,184,068	$(.08)

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the six months ended June 30, 2005 and June 30, 2004.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Six Months Ended June 30, 2005 Income available to common shareholders	$8,640,753	3,155,406	$2.74

Effect of dilutive securities – options		8,015

Diluted earnings per share	$8,640,753	3,163,421	$2.73

Six Months Ended June 30, 2004 Income available to common shareholders	$105,255	3,172,702	$0.03

Effect of dilutive securities – options		17,327

Diluted earnings per share	$105,255	3,190,029	$0.03

7.               Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FAS 123R, which requires that compensation costs relating to share-based payments be recognized in the Company’s financial statements. The Company currently accounts for those payments under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company is preparing to implement this standard effective January 1, 2006.  Although we have not yet determined whether the adoption of 123(R) will result in amounts that are similar to the current pro form data, we expect the adoption may have a material impact on future financial statements.  This estimate is based on preliminary information and could materially change based on the actual facts and circumstances and the terms of future option grants.

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

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies.  As a part of our compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public.  Generally, the warrants are not exercisable for the first six months after the offering in which they are earned and are thereafter exercisable for four and one-half years, after which they expire.  The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use historical price data combined with certain assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each issuing company’s warrants based on the respective company’s own historical stock price movements as well as an index of historical prices for comparable companies.  When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company.  As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock.  We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. As of June 30, 2005, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $11.5 million, up from the estimated value of $9.4 million as of December 31, 2004.

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

Three Months Ended June 30, 2005 v. June 30, 2004

			Three Months Ended
	Increase/(Decrease)	Percent Change	June 30, 2005	June 30, 2004
Revenues:
Sales Commissions	$(298,007)	(7.4)	$3,743,269	$4,041,276
Corporate Finance	(1,755,714)	(79.0)	465,970	2,221,684
Investment Income	13,899,137	N/A	12,361,430	(1,537,707)
Trading Income	1,391,780	7,309.0	1,410,822	19,042
Other	11,028	307.1	14,619	3,591

Total	13,248,224	279.0	17,996,110	4,747,886

Expenses:
Commissions and Salaries	2,527,747	69.7	6,152,185	3,624,438
Underwriting Expenses	(76,673)	(36.4)	134,172	210,845
Rent, Telephone & Quotes	(22,216)	(7.2)	285,601	307,817
Other	291,528	28.8	1,302,686	1,011,158

Total	2,720,386	52.8	7,874,644	5,154,258

Pretax Income (Loss)	$10,527,838	N/A	$10,121,466	$(406,372)

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Revenues

Total revenues for the second quarter of 2005 increased $13.2 million. As shown in the table above, sales commissions—which are commissions generated from the retail stock brokerage business—decreased approximately $300,000 as a result of lackluster market performance and lower commissions associated with corporate finance transactions. Sales commissions are also directly related to the number of brokers engaged by the Company. The Company had 95 stockbrokers as of June 30, 2005, as compared to 104 as of June 30, 2004, a decrease of approximately 9 percent.

Corporate finance revenue decreased $1.8 million, from the second quarter of 2004 to the second quarter of 2005. The Company completed two corporate finance transactions in the second quarter of 2004 with proceeds totaling $14.5 million, as compared to one corporate finance transaction in the second quarter of 2005 with gross proceeds totaling $2.7 million.

Investment income increased $13.9 million in the second quarter of 2005 as compared to the second quarter of 2004. Investment income can be volatile period-over-period based on the fact it is driven by the market value or fair value of the securities and underwriter warrants held by the Company. Investment income consists of (1) the unrealized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, (3) the realized gain and loss on the sale of securities with quoted market prices and securities that are not readily marketable, and (4) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The appreciation of underwriter warrants totaled approximately $322,000 during the second quarter of 2005, as compared to the depreciation and expiration of underwriter warrants of approximately $611,000 for the second quarter of 2004. In addition, in the Company’s investment account, the holdings in Charles & Colvard, Ltd., increased in value over $8.5 million and the holdings in Daystar Technologies, Inc., increased in value over $1.8 million during the second quarter of 2005. The Company has a concentration in Charles and Colvard with holdings approximating $21.3 million as of June 30, 2005. The Company may sell Charles & Colvard, Ltd., and/or Daystar Technologies, Inc., or any other security in its investment account any time deemed appropriate. The remainder of the total investment income is the result of the unrealized and realized appreciation of securities with quoted market prices. There was no change in the estimated fair value of securities not readily marketable during the second quarter of 2005.

Trading income increased $1.4 million in the second quarter of 2005 as compared to the second quarter of 2004, as a result of exceptional performance from a couple of the Company’s market making securities. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

Expenses

Total expenses increased $2.7 million in the second quarter of 2005 from the second quarter of 2004, an increase of 52.8 percent. The largest dollar increase was in commissions and salaries with an increase of $2.5 million in the second quarter of 2005 as compared to the second quarter of 2004. Commission expense increased $1.6 million as a result of higher commissions paid based on performance of the Company’s investments. Administrative salary expense increased approximately $950,000 primarily as a result of second quarter bonus and profit sharing accrual as compared to no bonus and profit sharing accrual during the second quarter of 2004. Underwriting expenses decreased by approximately $77,000 in the second quarter of 2005 from the second quarter of 2004 as a result of fewer and smaller corporate finance transactions in the second quarter of 2005. Other expenses increased approximately $290,000, or 28.8 percent. The increase in other expenses is primarily attributable to an approximate $131,000 increase in professional fees primarily associated with legal activity related to settlements and an estimated $250,000 in settlement expense recorded in the second quarter of 2005. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

The Company had pretax income of $10.1 million (56.2 percent of revenues) in the second quarter of 2005 compared to a pretax loss of approximately $406,000 in the second quarter of 2004. Profitability, as a percentage of revenues, generally increases when a significant portion of the Company’s revenues is derived from investment income because fewer expenses are associated with investment income relative to the other revenue sources. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $9.6 million for the second quarter of 2005, compared to pretax loss of approximately $750,000 for the second quarter of 2004. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

Summary of Changes in Major Categories
of Revenues and Expense

Six Months Ended June 30, 2005 v. June 30, 2004

			Six Months Ended
	Increase/(Decrease)	Percent Change	June 30, 2005	June 30, 2004
Revenues:
Sales Commissions	$(1,394,581)	(15.0)	$7,884,326	$9,278,907
Corporate Finance	(5,645,217)	(90.6)	585,955	6,231,172
Investment Income	21,052,911	N/A	17,513,929	(3,538,982)
Trading Income	1,649,589	356.1	2,112,826	463,237
Other	24,175	259.8	33,479	9,304

Total	15,686,877	126.1	28,130,515	12,443,638

Expenses:
Commissions and Salaries	1,119,002	12.0	10,406,189	9,287,187
Underwriting Expenses	(329,131)	(71.0)	134,172	463,303
Rent, Telephone & Quotes	(19,261)	(3.2)	592,099	611,360
Other	684,505	35.8	2,596,800	1,912,295

Total	1,455,115	11.9	13,729,260	12,274,145

Pretax Income	$14,231,762	8,396.7	$14,401,255	$169,493

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Revenues

Total revenues for the first half of 2005 increased $15.7 million. As shown in the table above, sales commissions decreased $1.4 million as a result of lackluster market performance and the lack of commissions associated with corporate finance transactions. The Russell 2000 Index decreased 1.8 percent during the first half of 2005 and the Nasdaq Composite Index decreased 5.4 percent during the same period.

Corporate finance revenue decreased $5.6 million for the first half of 2005, from the same comparable period in the prior year. The Company completed four corporate finance transactions in the first six months of 2004 with gross proceeds totaling $34.5 million, compared with one corporate finance transaction during the first six months of 2005 with gross proceeds totaling $2.7 million. In addition, during the first half of 2005 the Company had a small private placement and participated in a few small transactions in which another investment banking firm was the lead underwriter. Market conditions have resulted in a more challenging IPO market during the first half of 2005 as compared to the prior year.

Investment income increased $21.1 million in the first half of 2005 as compared to the first half of 2004. Investment income can be volatile period-over-period based on the fact it is driven by the market value or fair value of the securities and underwriter warrants held by the Company. Investment income consists of (1) the unrealized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, , (3) the realized gain and loss on the sale of securities with quoted market prices and securities that are not readily marketable, and (4) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The appreciation of underwriter warrants totaled $1.9 million during the first half of 2005, as compared to the depreciation and expiration of underwriter warrants of $2.3 million for the first half of 2004. In the Company’s investment account, the holdings of Charles & Colvard, Ltd., increased in value $10.0 million during the first half of 2005, in addition to significant increases in several other holdings of the Company. The Company may sell Charles & Colvard, Ltd., or any other security in its investment account any time deemed appropriate. The remainder of the total investment income is the result of the unrealized and realized appreciation of securities with quoted market prices. There was no change in the estimated fair value of securities not readily marketable during the first half of 2005.

Trading income increased $1.6 million in the first half of 2005 as compared to the first half of 2004, as a result of exceptional performance from a couple of the Company’s market making securities. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

Expenses

Total expenses increased $1.5 million in the first six months of 2005 as compared to the same time period in 2004, an increase of 11.9 percent. The largest dollar increase was in commissions and salaries with an increase of $1.1 million in the first half of 2005. Commission expense increased approximately $800,000 as a result of higher commissions paid based on performance of the Company’s investments. Administrative salary expense increased approximately $315,000 as a result of (1) accrued profit sharing and bonus amount of $1.3 million for the first half of 2005 with no comparable expense for the first half of 2004, (2) a decrease of approximately $960,000 in compensation expense associated with the receipt of underwriter warrants during the first half of 2005 as compared to the same period in the prior year, and (3) additional salary expense. Underwriting expenses decreased by approximately $330,000 from the first half of 2004 as a result of fewer corporate finance transactions in the 2005 period. Other expenses increased approximately $685,000 or 35.8 percent. The increase in other expenses is primarily attributable to an approximate $310,000 increase in professional fees primarily associated with legal activity related to settlements and an increase of $485,000 in estimated settlement expense. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

The Company had pretax income of $14.4 million (51.2 percent of revenues) in the first half of 2005 compared to pretax income of approximately $170,000 in the first half of 2004. Profitability, as a percentage of revenues, generally increases when a significant portion of the Company’s revenues is derived from investment income because fewer expenses are associated with investment income relative to the other revenue sources. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $12.3 million for the first half of 2005, compared to pretax loss of approximately $700,000 for the first half of 2004. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

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

PIC borrows money from National Financial Services, its clearing firm, in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of June 30, 2005, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At June 30, 2005, PIC owned 16 underwriter warrants, all but two of which were then exercisable; five had an exercise price below the June 30, 2005 market price of the securities receivable upon exercise. In the six months ended June 30, 2005, the Company exercised a total of six underwriter warrants. The intrinsic value of these five warrants is $4.2 million. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future.

In the six months ended June 30, 2005, approximately $1.1 million of net cash was provided by operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: an increase in deferred income taxes of $5.8 million; an increase in accounts payable and accrued liabilities of approximately $323,000; and an increase of income taxes receivable/payable of approximately $861,000. The following items are negative adjustments to or a use of cash for operating activities: appreciation of underwriter warrants totaling $1.9 million; an increase in trading and investment securities of approximately $11.0 million; and an increase in receivables of $1.0 million. Net cash used in investing activities in the first six months of 2005 was for additions to furniture and equipment of approximately $72,000. Net cash used in financing activities in the first six months of 2005 approximated $1.0 million, primarily resulting from approximately $477,000 in dividends paid to common shareholders and approximately $600,000 in payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At June 30, 2005, the Company had no material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market risk is the risk of loss to the Company resulting primarily from changes in equity prices and to a significantly lesser extent, interest rates and foreign currency rates.  The Company has exposure to market risk through the market-making and trading operations of PIC, its broker-dealer subsidiary.  In connection with these activities, PIC maintains inventories in order to ensure availability of securities and to facilitate client transactions as well as trading for its own proprietary equity investment account.  PIC was a market-maker for 43 equity securities from 39 different issuers and no tax exempt or taxable debt obligations at June 30, 2005.

	June 30, 2005		December 31, 2004
	Trading and investment securities	Securities sold but not yet purchased	Trading and investment securities	Securities sold but not yet purchased
Marketable equity and other securities at fair value	$34,643,598	$17,168	$23,583,728	$50,144

Marketable debt securities	103,444	—	220,243	—

Total marketable equity, debt and other securities at fair value	$34,747,042	$17,168	$23,803,971	$50,144

Changes in the value of PIC’s trading inventories and its proprietary investment accounts result primarily from fluctuations in equity prices as well as changes in interest rates and general market and economic conditions.  PIC’s primary method of controlling risk in its trading inventories and investment accounts is through daily monitoring and use of position limits.  PIC’s trading inventories consist primarily of Nasdaq equity securities: as of June 30, 2005, the equity trading inventory limit was $2 million and the fixed income limit was $500,000.  PIC’s trading activities were within these limits at June 30, 2005.  Position limits in trading inventory accounts are monitored on a daily basis as are limit exceptions.  Debt obligation trading inventories are relatively small, since, for the most part, these securities are purchased only upon orders from customers.   Consolidated positions and exposure reports are prepared and reviewed monthly by the Senior Vice President of Trading.  Trading also monitors inventory levels and trading results on a monthly basis, with particular focus on position concentration, liquidity and volatility.  Trading prepares summary results every month to record each position at fair market value, which can require adjustments for lack of liquidity, high concentration or other reasons.

Equity Price Risk

PIC is exposed to significant equity price risk as a result of its customer transactions and market-making activity in equity securities and its concentrations in a limited number of equities, many of which are related to its investment banking projects.  PIC’s broker-dealer activities are client-driven, with the objective of meeting its clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventories in equities, many of which are volatile, and some of which are illiquid, micro and small cap securities.  PIC attempts to reduce the risk of loss inherent in this activity by monitoring these securities positions continuously throughout each day. The average aggregate inventory held in PIC’s proprietary investment accounts during the quarter ended June 30, 2005 was approximately $29.7 million. Prices of the marketable equities held in these accounts are readily available and monitored on a continuous basis.

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

(b)           For the quarter ended June 30, 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 to Condensed Consolidated Financial Statements in Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Paulson Capital Corp. Total Number of Shares Purchased	(b) Paulson Capital Corp. Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
04/01/05 to 04/30/05	52,644	$8.03	2,249	204,275
05/01/05 to 05/31/05	None	N/A	N/A	204,275
06/01/05 to 06/30/05	4,500	$10.66	2,000	202,275
Total	57,144 (1)	$8.22	4,249	202,275

All of the shares reflected in column (c) were open-market transactions as part of a corporate plan for stock repurchase. The stock repurchase plan, approved by the board of directors on September 17, 2001, authorizes the repurchase of up to 300,000 shares. There is no expiration date on the stock repurchase plan.

(1) Of these 57,144 shares, 52,895 were purchased from executive officers and employees of the Company (and their affiliates), not as open-market purchases, at an average price of $8.21 per share.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On June 9, 2005, the Company held its annual meeting of stockholders to elect five directors. The directors elected at the meeting were Chester L.F. Paulson, Jacqueline M. Paulson, Steve Kleeman, Shannon P. Pratt, and Paul F. Shoen. The number of votes cast for or withheld for each candidate is as follows:

	For	Withheld
Chester L. F. Paulson	3,016,019	46,390
Jacqueline M. Paulson	3,019,119	43,290
Steve Kleemann	3,061,309	1,100
Shannon Pratt	3,058,209	4,200
Paul Schoen	3,058,209	4,200

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: August 12, 2005	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: August 12, 2005	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer