Form 10-Q
period 2005-09-30
PAULSON CAPITAL CORP
filed 2005-11-14
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 0-18188

PAULSON CAPITAL CORP.

(Exact name of issuer as specified in its charter)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, no par value, 3,103,370 as of November 11, 2005

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PAULSON CAPITAL CORP.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	09/30/05	12/31/04
	(unaudited)
ASSETS

Cash and cash equivalents	$266,144	$132,845
Receivable from clearing organization	10,371,528	7,856,254
Notes and other receivables	1,260,966	442,934
Income taxes receivable	—	851,000
Trading securities, at market value	3,745,601	3,029,326
Investment securities, at market value	36,518,532	20,774,645
Underwriter warrants, at estimated fair value	7,495,000	9,416,000
Prepaid and deferred expenses	1,360,382	1,583,346
Furniture and equipment, net	267,096	239,028

Total assets	$61,285,249	$44,325,378

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$596,277	$2,138,856
Dividends payable	4,457	—
Payable to clearing organization	3,037,977	1,021,860
Compensation, employee benefits and payroll taxes	4,246,064	2,108,056
Securities sold, not yet purchased, at market value	71,865	50,144
Income taxes payable	1,924,340	—
Deferred income taxes	9,741,690	5,436,000

Total liabilities	19,622,670	10,754,916

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,103,370 at 09/30/05 and 3,190,300 at 12/31/04	1,771,693	1,745,824
Retained earnings	39,890,886	31,824,638

Total shareholders’ equity	41,662,579	33,570,462

Total liabilities and shareholders’ equity	$61,285,249	$44,325,378

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	09/30/05	09/30/04	09/30/05	09/30/04
Revenues
Commissions	$4,335,517	$4,088,558	$12,219,843	$13,367,465
Corporate finance	2,176,018	3,996,238	2,761,973	10,227,410
Investment income (loss)	820,278	796,771	18,344,757	(2,742,211)
Trading income	755,231	664,686	2,868,057	1,127,923
Interest and dividends	8,661	16,978	30,806	25,133
Other	9,544	340	10,328	1,489

	8,105,249	9,563,571	36,235,764	22,007,209
Expenses
Commissions and salaries	5,461,956	4,941,263	15,868,145	14,228,450
Underwriting expenses	76,078	303,588	210,250	766,891
Rent, telephone and quotation services	291,249	308,088	883,348	919,448
Interest expense	421	9,520	421	10,093
Professional fees	425,406	198,436	1,214,522	677,923
Bad debt expense	—	4,947	—	72,527
Travel and entertainment	14,161	31,641	175,230	328,030
Settlement expense	(175,000)	—	343,535	32,090
Depreciation and amortization	22,559	20,950	68,319	74,748
Other	785,008	505,000	1,867,328	1,487,378

	6,901,838	6,323,433	20,631,098	18,597,578

Income before income taxes	1,203,411	3,240,138	15,604,666	3,409,631

Income tax expense (benefit)
Current	1,956,954	239,803	1,956,954	659,129
Deferred	(1,491,288)	996,169	4,269,214	641,081
	465,666	1,235,972	6,226,168	1,300,210

Net Income	$737,745	$2,004,166	$9,378,498	$2,109,421

Earnings per share, basic	$0.24	$0.63	$2.99	$0.66

Earnings per share, diluted	$0.24	$0.62	$2.97	$0.66

Weighted average number of shares outstanding, basic	3,113,221	3,192,454	3,141,235	3,179,308

Weighted average number of shares outstanding, diluted	3,129,722	3,209,877	3,157,675	3,184,418

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
As of  December 31, 2004
and the nine months ended September 30, 2005

	Common Stock		Retained
	Shares	Amount	Earnings

Balance at December 31, 2004	3,190,300	$1,745,824	$31,824,638

Redemption of common stock (unaudited)	(94,930)	(35,661)	(835,686)

Dividends to common shareholders (unaudited)	—	—	(476,564)

Stock options exercised (unaudited)	8,000	61,530	—

Net income for the year to date (unaudited)	—	—	9,378,498

Balance at September 30, 2005 (unaudited)	3,103,370	$1,771,693	$39,890,886

The accompanying notes are an integral part of this statement.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	09/30/05	09/30/04

Cash flows from operating activities
Net income	$9,378,498	$2,109,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Receipt of underwriter warrants	(1,759,264)	(6,761,240)
Unrealized depreciation/expiration/exercise of underwriter warrants	3,271,723	3,093,668
Noncash compensation associated with underwriter warrants	408,541	1,942,572
Depreciation	68,319	74,748
Deferred income taxes	4,305,690	641,081
Change in assets and liabilities
Receivables	(818,032)	209,418
Receivables from/payable to clearing organization	(499,157)	658,526
Trading and investment securities	(16,460,162)	(2,091,468)
Prepaid and deferred expenses	222,964	125,544
Accounts payable and accrued liabilities	599,886	(1,342,388)
Securities sold, not yet purchased	21,721	36,032
Income taxes payable/receivable	2,775,340	1,183,983

Net cash provided by (used in) operating activities	1,516,067	(120,103)

Cash flows from investing activities
Additions to furniture and equipment	(96,387)	(98,540)

Cash flows from financing activities
Proceeds from exercise of stock options	61,530	539,997
Dividends paid to common shareholders	(476,564)	(312,481)
Payments to retire common stock	(871,347)	(46,443)

Net cash provided by (used in) financing activities	(1,286,381)	181,073

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,299	(37,570)

Cash and cash equivalents at beginning of period	132,845	155,314

Cash and cash equivalents at end of period	$266,144	$117,744

Cash paid during the period for:

Interest	$421	$10,093
Income taxes	$16,416	$314,330

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)

1.               Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiary. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2005 and its results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

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

4.               Commitments and Contingencies

In December 2004 and January 2005, the Company’s wholly owned subsidiary, Paulson Investment Company (“PIC”), settled arbitration proceedings filed by Louis Barinaga, a former PIC customer.  The December 2004 settlement related to Barinaga’s claims involving the purchases of convertible notes of E.com, which were purchased directly from E.com.  The January 2005 settlement related to Barinaga’s claims involving transactions in the stock of e.Digital.  The settlement has been consummated with Barinaga.  However, PIC’s insurance carrier, after previously providing settlement authorization to PIC regarding the e.Digital settlement, has now withdrawn that authorization.  PIC believes that the insurance carrier is obligated to provide the settlement authorization to which it previously agreed.  PIC has filed suit against the insurance carrier and intends to pursue the insurance proceeds vigorously.  As of December 31, 2004, the Company has recorded the total amount of the settlement expense in its financial statements.

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The stock was sold in the August 25, 2000 offering at a price of $8.00 per share.  Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  The federal district court has dismissed the claims against PIC.  Plaintiffs have appealed and the case currently is pending before the United States Third Circuit Court of Appeals.  Oral argument on the appeal occurred September 16, 2005.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

On April 12, 2005, the NASD sent a letter to PIC’s outside counsel indicating that the NASD Department of Enforcement had made a preliminary determination to recommend that disciplinary action be brought against PIC, and certain other PIC employees, including its former president, and former employees, for violations of NASD Rules of Conduct 2110, for mutual fund market-timing, and 3010, for failure to supervise the firm’s mutual fund market-timing business.  The NASD and Paulson have agreed to resolve the action with PIC in return for a payment by PIC of $150,000 in restitution and $175,000 in fines.  The NASD and Paulson currently are negotiating the language of the settlement, and there is no assurance that an agreement will be finalized.  If this matter is not settled, it likely will proceed to a hearing before the NASD by the end of 2006.

In addition to the matters described above, PIC has been named in an NASD arbitration filed in July 2005 by a group of former customers.  The statement of claim indicates it was filed in an attempt to “toll” the running of applicable statutes of limitation.  The statement provides no specific factual allegations or any information regarding what amounts, if any, may be sought from PIC. PIC has not had an opportunity to fully investigate this claim, but believes it has meritorious defenses and intends to defend this matter vigorously if the claim is pursued.

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

5.               Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only requirements of SFAS No. 123. There were no stock option grants in the nine month periods ended September 30, 2005 or 2004. Accordingly, no pro forma income effect is shown.

6.               Earnings Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three months ended September 30, 2005 and September 30, 2004.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Three Months Ended September 30, 2005 Income available to common shareholders	$737,745	3,113,221	$0.24

Effect of dilutive securities – options		16,501

Diluted earnings per share	$737,745	3,129,722	$0.24

Three Months Ended September 30, 2004 Income available to common shareholders	$2,004,166	3,192,454	$0.63

Effect of dilutive securities – options		17,423

Diluted earnings per share	$2,004,166	3,209,877	$0.62

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the nine months ended September 30, 2005 and September 30, 2004.

	Income	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Nine Months Ended September 30, 2005 Income available to common shareholders	$9,378,498	3,141,235	$2.99

Effect of dilutive securities – options		16,440

Diluted earnings per share	$9,378,498	3,157,675	$2.97

Nine Months Ended September 30, 2004 Income available to common shareholders	$2,109,421	3,179,308	$0.66

Effect of dilutive securities – options		5,110

Diluted earnings per share	$2,109,421	3,184,418	$0.66

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

8.               Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements.  Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements.  Because of such factors, we cannot assure you that the results anticipated in this report will be realized.  As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control.  In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts.  Other factors that may affect our future financial condition or results of operations include the following:

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

•                  Alternatives available to our customers to transact securities’ trades could affect our ability to continue to execute our brokerage customers’ transactions.

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use historical price data combined with certain assumptions and judgments as inputs for the model.  The most influential factor in this model is price volatility, which we calculate for each issuing company’s warrants based on the respective company’s own historical stock price movements as well as an index of historical prices for comparable companies.  When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company.  As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock.  We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. As of September 30, 2005, our underwriter warrants, based on the Black-Scholes Option Pricing Model, were valued at approximately $7.5 million, down from the estimated value of $9.4 million as of December 31, 2004. During the nine months ended September 30, 2005, the Company exercised eight of its underwriter warrants.

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

Three Months Ended September 30, 2005 v. September 30, 2004

			Three Months Ended
	Increase/(Decrease)	Percent Change	September 30, 2005	September 30, 2004
Revenues:
Sales Commissions	$246,959	6.0	$4,335,517	$4,088,558
Corporate Finance	(1,820,220)	(45.5)	2,176,018	3,996,238
Investment Income	23,507	3.0	820,278	796,771
Trading Income	90,545	13.6	755,231	664,686
Other	887	5.1	18,205	17,318

Total	(1,458,322)	(15.2)	8,105,249	9,563,571

Expenses:
Commissions and Salaries	520,693	10.5	5,461,956	4,941,263
Underwriting Expenses	(227,510)	(74.9)	76,078	303,588
Rent, Telephone & Quotes	(16,839)	(5.5)	291,249	308,088
Other	302,061	39.2	1,072,555	770,494

Total	578,405	9.1	6,901,838	6,323,433

Pretax Income (Loss)	$(2,036,727)	(62.9)	$1,203,411	$3,240,138

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Revenues

Total revenues for the third quarter of 2005 decreased $1.5 million from the same quarter of the prior year primarily as a result of a decrease in corporate finance revenue. Corporate finance revenue decreased $1.8 million from the third quarter of 2004 to the third quarter of 2005. The Company completed one corporate finance transaction in each of the two respective quarters; however, the corporate finance transaction in the third quarter of 2004 had gross proceeds totaling $41.7 million as compared to the corporate finance transaction in the third quarter of 2005 with gross proceeds totaling $10.7 million.

As shown in the table above, sales commissions—which are commissions generated from the retail stock brokerage business—increased approximately $247,000 as a result of a slightly more favorable market during the third quarter of 2005 and a modest increase in trading activity. Total number of trades executed by the Company’s stock brokers for the third quarter of 2005 approximated 27,000 as compared to 23,000 trades during the comparable quarter of the prior year.

Investment income increased approximately $24,000 in the third quarter of 2005 as compared to the third quarter of 2004. Investment income can be volatile period-over-period based on the fact it is driven by the market value or fair value of the securities and underwriter warrants held by the Company. Investment income consists of (1) the unrealized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, (3) the realized gain and loss on the sale of securities with quoted market prices and securities that are not readily marketable, and (4) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The depreciation/expiration/exercise of underwriter warrants of approximately $5.1 million during the third quarter of 2005, was significantly greater than the depreciation/expiration/exercise of underwriter warrants of approximately $812,000 for the third quarter of 2004. The depreciation/expiration/exercise of the underwriter warrants was offset by a $2.0 million increase in the holdings of Charles and Colvard in addition to increases in several other holdings of the Company during the third quarter of 2005. There was a decrease of $25,000 in the estimated fair value of securities not readily marketable during the third quarter of 2005. The remainder of the total investment income is the result of the unrealized and realized appreciation of securities with quoted market prices.

Trading income increased approximately $91,000 in the third quarter of 2005 as compared to the third quarter of 2004, as a result of stronger performance from a couple of the securities in which the Company makes a market. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

Expenses

Total expenses increased approximately $578,000 in the third quarter of 2005 from the third quarter of 2004, an increase of 9.1 percent. The largest dollar increase was in commissions and salaries with an increase of approximately $521,000 in the third quarter of 2005 as compared to the same period of the prior year. Commission expense increased approximately $540,000 primarily as a result of higher commissions paid on higher commission revenues and an increase in commissions paid based on the performance of the Company’s investments. Administrative salary expense decreased approximately $20,000 as a result of an internal reorganization resulting in the elimination of a couple of operational positions. Underwriting expenses decreased by approximately $228,000 in the third quarter of 2005 from the third quarter of 2004 as a result of the smaller corporate finance transaction completed in the third quarter of 2005 as compared to the same period of the prior year. Other expenses increased approximately $302,000, or 39.2 percent. The increase in other expenses is attributable to an approximate $254,000 increase in professional fees primarily associated with legal activity related to settlements. In addition, the Company’s contribution expense increased approximately $268,000 during the third quarter of 2005 as a result of a significant donation made to the University of Oregon. As an offset, the Company reduced its estimated settlement expense in the third quarter of 2005 by approximately $175,000 as ongoing legal negotiations resulted in a change in the estimated amount. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

The Company had pretax income of $1.2 million (14.8 percent of revenues) in the third quarter of 2005 compared to pretax income of approximately $3.2 million (33.9 percent of revenues) in the third quarter of 2004. Pretax income as a percentage of revenues was less in the third quarter of 2005 as compared to the same period the prior year due to the decrease in corporate finance revenues. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants during the third quarter of each respective year, the Company would have had pretax income totaling $5.2 million for the third quarter of 2005, compared with pretax income of approximately $2.4 million for the third quarter of 2004. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

Summary of Changes in Major Categories
of Revenues and Expense

Nine months Ended September 30, 2005 v. September 30, 2004

			Nine months Ended
	Increase/(Decrease)	Percent Change	September 30, 2005	September 30, 2004
Revenues:
Sales Commissions	$(1,147,622)	(8.6)	$12,219,843	$13,367,465
Corporate Finance	(7,465,437)	(73.0)	2,761,973	10,227,410
Investment Income	21,086,968	N/A	18,344,757	(2,742,211)
Trading Income	1,740,134	154.3	2,868,057	1,127,923
Other	14,512	54.5	41,134	26,622

Total	14,228,555	64.7	36,235,764	22,007,209

Expenses:
Commissions and Salaries	1,639,695	11.5	15,868,145	14,228,450
Underwriting Expenses	(556,641)	(72.6)	210,250	766,891
Rent, Telephone & Quotes	(36,100)	(3.9)	883,348	919,448
Other	986,566	36.8	3,669,355	2,682,789

Total	2,033,520	10.9	20,631,098	18,597,578

Pretax Income	$12,195,035	357.7	$15,604,666	$3,409,631

Nine months Ended September 30, 2005 vs. Nine months Ended September 30, 2004

Revenues

Total revenues for the first nine months of 2005 increased $14.2 million. As shown in the table above, sales commissions decreased $1.1 million as a result of lackluster market performance generally and the lack of commissions associated with corporate finance transactions. The Russell 2000 Index increased a modest 2.5 percent during the first nine months of 2005 and the Nasdaq Composite Index decreased 1.1 percent during the same period. Sales commissions are also directly related to the number of brokers engaged by the Company. The Company had 94 stock brokers as of September 30, 2005, as compared to 99 as of September 30, 2004.

Corporate finance revenue decreased $7.5 million for the first nine months of 2005, from the comparable period in the prior year. The Company completed five corporate finance transactions in the first nine months of 2004 with gross proceeds totaling $76.2 million, compared with two corporate finance transactions during the first nine months of 2005 with gross proceeds totaling $13.4 million. In addition, during the first nine months of 2005 the Company had a small private placement and participated in a few small transactions in which another investment banking firm was the lead underwriter. Market conditions have resulted in a more challenging IPO market during the first nine months of 2005 as compared to the prior year.

Investment income increased $21.1 million in the first nine months of 2005 as compared to the first nine months of 2004. Investment income can be volatile period-over-period because it is driven by the market value or fair value of the securities and underwriter warrants held by the Company. Investment income consists of (1) the unrealized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, (3) the realized gain and loss on the sale of securities with quoted market prices and securities that are not readily marketable, and (4) the unrealized appreciation and depreciation of underwriter warrants held by the Company.  The depreciation/expiration/exercise of underwriter warrants totaling $3.3 million during the first nine months of 2005, closely compares to the depreciation/expiration/exercise of underwriter warrants of $3.1 million for the first nine months of 2004. In the Company’s investment account, the holdings of Charles & Colvard, Ltd., increased in value $10.9 million during the first nine months of 2005, in addition to significant increases in several other holdings of the Company. The Company may sell Charles & Colvard, Ltd., or any other security in its investment account at any time deemed appropriate. There was a decrease of $25,000 in the estimated fair value of securities not readily marketable during the first nine months of 2005.  The remainder of the total investment income is the result of the unrealized and realized appreciation of securities with quoted market prices.

Trading income increased $1.7 million in the first nine months of 2005 as compared to the first nine months of 2004, as a result of exceptional performance from a couple of the securities in which the Company makes a market. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

Expenses

Total expenses increased $2.0 million in the first nine months of 2005 as compared to the same time period in 2004, an increase of 10.9 percent. The largest dollar increase was in commissions and salaries with an increase of $1.6 million in the first nine months of 2005. Commission expense increased approximately $1.6 million primarily as a result of higher commissions paid based on the performance of the Company’s investments. Administrative salary expense increased approximately $297,000 as a result of (1) an increase in accrued profit sharing and bonus amount of $1.6 million for the first nine months of 2005 as compared to the same period in the prior year, (2) a decrease of approximately $1.5 million in compensation expense associated with the receipt of underwriter warrants during the first nine months of 2005 as compared to the same period in the prior year, and (3) additional salary expense. Underwriting expenses decreased by approximately $557,000 from the first nine months of 2004 as a result of fewer corporate finance transactions in the 2005 period. Other expenses increased approximately $987,000, or 36.8 percent. The increase in other expenses is primarily attributable to an approximate $445,000 increase in professional fees primarily associated with legal activity related to settlements, an increase of approximately $311,000 in estimated settlement expense, and an increase of approximately $277,000 in charitable contributions. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

The Company had pretax income of $15.6 million (43.1 percent of revenues) in the first nine months of 2005 compared to pretax income of approximately $3.4 million (15.5 percent of revenues) in the first nine months of 2004. In the Company’s investment account, the holdings of Charles & Colvard, Ltd., increased $10.9 million during the first three quarters of 2005. Profitability, as a percentage of revenues, generally increases when a significant portion of the Company’s revenues is derived from investment income because fewer expenses are associated with investment income relative to the other revenue sources. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $17.5 million for the first nine months of 2005, compared with pretax income of approximately $1.7 million for the first nine months of 2004. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

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

PIC borrows money from National Financial Services, its clearing firm, in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts.  As of September 30, 2005, no net loans were outstanding pursuant to this arrangement.  PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available.  Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities.  At September 30, 2005, PIC owned 14 underwriter warrants, all but two of which were then exercisable; three had an exercise price below the September 30, 2005 market price of the securities receivable upon exercise. The intrinsic value of these three warrants is $1.8 million. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants.  The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future. In the nine months ended September 30, 2005, the Company exercised a total of eight underwriter warrants.

In the nine months ended September 30, 2005, approximately $1.5 million of net cash was provided by operating activities.  The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: depreciation/expiration/exercise of underwriter warrants of approximately $3.3 million; an increase in deferred income taxes of approximately $4.3 million; an increase of income taxes payable/receivable of approximately $2.8 million; and an increase in accounts payable and accrued liabilities of approximately $600,000. The following items are negative adjustments to or a use of cash for operating activities: receipt of underwriter warrants totaling approximately $1.8 million; an increase in trading and investment securities of approximately $16.5 million; an increase in receivables of approximately $818,000; and an increase in receivable from/payable to clearing organization of approximately $499,000. Net cash used in investing activities in the first nine months of 2005 was for additions to furniture and equipment of approximately $96,000. Net cash used in financing activities in the first nine months of 2005 approximated $1.3 million, primarily resulting from approximately $477,000 in dividends paid to common shareholders and approximately $871,000 in payments to retire common stock.

As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards.  We believe we are in compliance with these standards.

At September 30, 2005, the Company had no material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market risk is the risk of loss to the Company resulting primarily from changes in equity prices and to a significantly lesser extent, interest rates and foreign currency rates.  The Company has exposure to market risk through the market-making and trading operations of PIC, its broker-dealer subsidiary.  In connection with these activities, PIC maintains inventories in order to ensure availability of securities and to facilitate client transactions as well as trading for its own proprietary equity investment account.  PIC was a market-maker for 46 equity securities from 41 different issuers and no tax exempt or taxable debt obligations at September 30, 2005.

	September 30, 2005		December 31, 2004
	Trading and investment securities	Securities sold but not yet purchased	Trading and investment securities	Securities sold but not yet purchased
Marketable equity and other securities at fair value	$40,222,651	$71,865	$23,583,728	$50,144

Marketable debt securities	41,482	—	220,243	—

Total marketable equity, debt and other securities at fair value	$40,264,133	$71,865	$23,803,971	$50,144

Changes in the value of PIC’s trading inventories and its proprietary investment accounts result primarily from fluctuations in equity prices as well as changes in interest rates and general market and economic conditions.  PIC’s primary method of controlling risk in its trading inventories and investment accounts is through daily monitoring and use of position limits.  PIC’s trading inventories consist primarily of Nasdaq equity securities: as of September 30, 2005, the equity trading inventory limit was $2 million and the fixed income limit was $500,000.  PIC’s trading activities were within these limits at September 30, 2005.  Position limits in trading inventory accounts are monitored on a daily basis as are limit exceptions.  Debt obligation trading inventories are relatively small, since, for the most part, these securities are purchased only upon orders from customers.   Consolidated positions and exposure reports are prepared and reviewed monthly by the Senior Vice President of Trading.  Trading also monitors inventory levels and trading results on a monthly basis, with particular focus on position concentration, liquidity and volatility.  Trading prepares summary results every month to record each position at fair market value, which can require adjustments for lack of liquidity, high concentration or other reasons.

Equity Price Risk

PIC is exposed to significant equity price risk as a result of its customer transactions and market-making activity in equity securities and its concentrations in a limited number of equities, many of which are related to its investment banking projects.  PIC’s broker-dealer activities are client-driven, with the objective of meeting its clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventories in equities, many of which are volatile, and some of which are illiquid, micro and small cap securities.  PIC attempts to reduce the risk of loss inherent in this activity by monitoring these securities positions continuously throughout each day. The average aggregate inventory held in PIC’s proprietary investment accounts during the quarter ended September 30, 2005 was approximately $37.4 million. Prices of the marketable equities held in these accounts are readily available and monitored on a continuous basis.

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

(b)                                 For the quarter ended September 30, 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 to Condensed Consolidated Financial Statements in Part I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Paulson Capital Corp. Total Number of Shares Purchased		(b) Paulson Capital Corp. Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
07/01/05 to 07/31/05	7,534		$13.38	—	202,275
08/01/05 to 08/31/05	10,135		$11.89	10,135	192,140
09/01/05 to 09/30/05	4,407		$11.56	4,407	187,733
Total	22,076	(1)	$12.33	14,542	187,733

All of the shares reflected in column (c) were open-market transactions as part of a corporate plan for stock repurchase. The stock repurchase plan, approved by the board of directors on September 17, 2001, authorizes the repurchase of up to 300,000 shares; a total of 112,267 shares have been repurchased through September 30, 2005. There is no expiration date on the stock repurchase plan.

(1) Of these 22,076 shares, 7,534 were purchased from executive officers and employees of the Company (and their affiliates), not as open-market purchases, at an average price of $13.38 per share.

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

PAULSON CAPITAL CORP.

Date: November 11, 2005	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President Principal Executive Officer

Date: November 11, 2005	By:	/s/ CAROL RICE
Carol Rice
Chief Financial Officer Principal Financial Officer