Form 10-K
period 2005-12-31
PAULSON CAPITAL CORP
filed 2006-03-29
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from to

PAULSON CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Oregon	0-18188	93-0589534
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

811 SW Naito Parkway, Suite 200, Portland, OR 97204		97204
(Address of principal executive offices)		(Zip Code)

(503) 243-6000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,420,509 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Capital Market.

The number of shares of Common Stock outstanding on March 15, 2006, was 3,093,970.

Part III is incorporated by reference to the registrant’s proxy statement for its 2006 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2005.

PAULSON CAPITAL CORP.

FORM 10-K FOR FISCAL YEAR ENDED

DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

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

PART I

ITEM 1.                             BUSINESS

General

Paulson Capital Corp. (“Paulson Capital” or the “Company”), established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc. (“PIC”), a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and in investment banking activities. The Company operates in one industry segment, the financial services industry. At March 15, 2006, PIC employed 34 brokers and had independent contractor arrangements with 57 brokers registered with the National Association of Securities Dealers, Inc. (“NASD”). PIC also employed executive and support staff of 57 persons in its headquarters in Portland, Oregon and in certain of its employee branch offices. At March 15, 2006, PIC had 31 branch offices throughout the United States.

Paulson Capital is located at 811 S.W. Naito Parkway, Suite 200, Portland, Oregon 97204. Its telephone number is (503)  243-6000.

Principal Products, Services and Markets

Virtually all of Paulson Capital’s business is carried on through PIC. PIC is involved in the purchase and sale of most investment securities but is not involved in commodities or futures. Four broad categories of securities activities contribute to revenues of PIC: retail brokerage, corporate finance/investment banking, trading and market making (or wholesale), and investments. PIC receives revenues from gains and losses in its investment accounts, from underwriter warrants received in connection with its corporate finance activities, and from other sources.

The following table shows the portion of our revenues that was attributable to each category for the last three fiscal years:

	2005	% of Total	2004	% of Total	2003	% of Total
Securities Brokerage	$16,517,709	41.5	$18,304,103	55.6	$16,597,119	59.2
Corporate Finance	3,259,092	8.2	11,213,195	34.1	6,801,330	24.2
Investment Income	15,839,768	39.9	2,017,840	6.1	3,359,973	12.0
Trading Income	2,926,440	7.4	1,350,816	4.1	1,245,018	4.4
Other	1,193,339	3.0	29,321	0.1	55,719	0.2
Total	$39,736,348	100.0	$32,915,275	100.0	$28,059,159	100.0

The table listed above reflects revenue categories and does not take into account any associated expenses. Because trading and investment income are determined by changes in the market value of PIC’s investment accounts, revenue in these categories can be either positive or negative. In fiscal years 2003 through 2005, none of PIC’s revenues were from foreign sources. Please refer to our financial statements for an income statement and summary of our total assets.

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

In addition to providing clearing services for PIC, NFS loans money to PIC in the ordinary course of PIC’s business, pursuant to an arrangement under which NFS agrees to finance PIC’s trading accounts. At December 31, 2005 and 2004, no net loans were outstanding pursuant to this arrangement.

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

PIC acts as the managing underwriter of public offerings of securities that typically range in size from $5 million to $45 million. PIC underwrites these offerings on a “firm commitment” basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount and resells the securities to the public at a specified price after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”). Managing these public offerings involves the risk of loss if PIC is unable to resell at a profit the securities it is committed to purchase. This risk is usually reduced by including other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering. PIC and the other underwriters may also sell a portion of their commitment through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment. As an underwriter, PIC is also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission. PIC has no insurance to cover its potential liabilities as an underwriter.

The commitment of capital by PIC between the time a firm commitment underwriting agreement becomes effective and the time PIC resells the securities constitutes a charge against its net capital. Accordingly, PIC’s participation in or initiation of underwritings may be limited by the financial requirements of the SEC and NASD. See “Net Capital Requirements.”

Between June 1, 1978 and December 31, 2005, PIC acted as the managing underwriter or co-managing underwriter for 154 securities offerings, raising approximately $1.1 billion for corporate finance clients. Of these, 96 were initial public offerings. PIC typically receives 2 to 3 percent of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7 and 9 percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. PIC also typically receives warrants to purchase securities, equal to 10 percent of the securities sold in the offering, exercisable for a period of five years from the effective date of the public offering at a price equal to 120 percent of the public offering price. A portion of these underwriter warrants is typically transferred as compensation to persons associated with PIC and, in certain cases, to other major underwriters in the public offering. In 2005, the Company completed two corporate finance transactions with gross proceeds totaling $13.4 million. In addition, during 2005 the Company completed several small private placements and participated in a few small transactions in which another investment banking firm was the lead underwriter.

Investment Income

For a variety of reasons, PIC holds securities for investment. Securities held for investment are maintained in investment accounts that are segregated from the trading accounts. PIC’s investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, PIC makes investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. PIC also makes investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typical investments described in this paragraph have ranged from $100,000 to $1,000,000.

Trading and Market Making

In addition to executing trades as an agent, PIC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. At December 31, 2005, PIC made a market in 45 securities of 41 issuers. Of these, 21 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 2005, PIC held securities of 21 companies in its investment account. In 2005, the value of securities held in the trading accounts and investment account ranged between $22.3 million and $40.6 million. At December 31, 2004, PIC made a market in 50 securities of 44 issuers. Of these, 21 were corporations for which PIC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 2004, PIC held securities of 22 companies in its investment account. In 2004, the value of securities held in the trading accounts and investment account ranged between $16.9 million and $23.8 million. The level of positions carried in PIC’s trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of PIC’s exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that PIC may carry is limited by certain requirements under the SEC’s net capital rules. See “Net Capital Requirements.”

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

Branch Offices

PIC branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch. PIC typically receives between 10 and 20 percent of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with PIC, and PIC assumes the same compliance and regulatory obligations as would be the case if PIC were fully responsible for the branch’s expenses. As of March 15, 2006, PIC had 31 branch offices in California, Connecticut, Georgia, Montana, New Jersey, New York, North Carolina, Oregon, Utah, Vermont, and Washington. All of these branches, except our offices in Salem, Oregon and Manhattan, New York, operate as independent contractor offices. PIC continues to be responsible for all expenses of the Salem and Manhattan offices.

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

Net Capital Requirements

PIC is required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67 percent of its “aggregate indebtedness”. In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in market value or principal amount. The amount of the required reduction or “haircut” depends on the nature of the security. As of December 31, 2005, PIC had net capital of $22.7 million which exceeded its minimum requirement of $388,271 by $22.3 million. The ratio of aggregate indebtedness of $5.8 million to net capital of $22.7 million on December 31, 2005, was approximately 0.26 to 1. As of December 31, 2004, PIC had net capital of $14.1 million which exceeded its minimum requirement of $213,214 by $13.9 million. The ratio of aggregate indebtedness of $3.2 million to net capital of $14.1 million on December 31, 2004, was approximately 0.23 to 1. In a public offering in which PIC acts as an underwriter, PIC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formula mandated by the SEC, during the period between effectiveness and the closing of the transaction, usually 3 business days. This results in a significant temporary increase in PIC’s required net capital. In some cases, the amount of securities underwritten by PIC could be limited by its net capital. Any significant reduction in PIC’s net capital, even if PIC were still in compliance with the SEC’s net capital rule for its retail and trading activities, could have a material adverse impact on PIC’s ability to continue its investment banking activities.

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

Employees

At March 15, 2006, PIC had 91 employees (of which 89 are full-time), of whom 57 were executives and support staff and 34 were involved in brokerage activities and compensated primarily on a commission basis. PIC also had independent contractor arrangements with 57 independent contractors, all of whom are compensated solely on a commission basis. Paulson Capital had no employees separate from PIC.

ITEM 1A.                    RISK FACTORS

In the course of operating a financial services business, the Company is exposed to a variety of risks. These risks include:

Aspects of our business are volatile and affected by factors beyond our control.

Our business depends heavily on the conditions of the financial and securities markets, which in turn are affected by domestic and foreign economic conditions generally. These conditions, which can be impacted by a variety of factors such as business trends, actual and proposed legislation, political considerations, inflation, interest rates, and the popular perceptions of the health of the economy, are outside of our control, and therefore inject significant amounts of uncertainty and volatility into our business and financial results. Volatility is compounded by our focus on small-cap companies. In sum, factors outside of our control significantly influence on our business and financial results from year to year, and a downturn in the financial markets, securities markets or economic conditions generally likely would materially and adversely affect our business.

Our ability to attract and retain customers may be affected by our reputation.

The performance of companies whose securities we have underwritten or otherwise sold to our customers may affect our reputation with other potential syndicate and selling group members and institutional and other retail accounts and may also affect the amount of money in our customers’ portfolios available for the kinds of investments that we offer.

We are subject to extensive regulation that could result in investigations, fines or other penalties.

We are subject to a very high degree of regulation and are responsible for compliance with applicable regulations by all of our personnel. A significant regulatory infraction by us or any of our registered representatives could result in significant penalties, including the loss of our license to conduct securities business in one or more jurisdictions.

We face intense competition in our industry.

There are several competitors in all aspects of our business. For example, alternatives available to our customers to transact securities trades could affect our ability to continue to execute our brokerage customers’ transactions. If we are unable to compete effectively in any aspect of our business, our results of operations could suffer.

Our future success depends on retaining existing management and hiring and assimilating new key employees, and our inability to attract or retain key personnel would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of Chester Paulson, our Chairman. Our success also will depend, in part, on our ability to attract and retain highly skilled employees, including management. The loss of services of any of our key personnel, the inability to attract, retain or assimilate key personnel in the future, or delays in hiring required personnel could materially harm our business.

As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of our company. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements in the future or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our competitors.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                             PROPERTIES

PIC leases approximately 17,100 square feet of space for its office in Portland, Oregon under a lease expiring May 2009. The base monthly rental rate on this lease is currently $27,846. The rental rate increases every 2-3 years, from $25,704 beginning in June 2002 to $29,988 through the expiration of the lease in May 2009. PIC’s Salem office leases space under a lease that expires on October 2008 at a monthly rent of $3,129, with rent subject to increases based upon inflation. PIC leases approximately 2,500 square feet of space for its office in Manhattan under a lease expiring September 2010. The base monthly rental rate on this lease is currently $12,311. The rental rate increases every year, from $12,311 beginning in July 2005 to $13,593 through the expiration of the lease in September 2010. The Company’s operating leases are accounted for on a straight-line basis. The Company believes the existing leased space in Portland, Salem, and Manhattan is adequate for its business for the foreseeable future. The other branch offices lease space but, under the terms of the relationship between PIC and these offices, PIC is not responsible for these lease costs. The Company has no additional leases other than through PIC.

ITEM 3.                             LEGAL PROCEEDINGS

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP. The lawsuit was filed in U.S. District Court for the District of New Jersey. It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc. PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total. The stock was sold in the August 25, 2000 offering at a price of $8.00 per share. Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001. The federal district court dismissed the claims against PIC. In February 2006, the United States Third Circuit Court of Appeals affirmed the dismissal in part and reversed the dismissal in part. With respect to PIC, the Third Circuit affirmed the dismissal of the Rule 10b-5 claim and reversed the dismissal of the Section 11 claim. Therefore, PIC now faces claims for Section 11 violations, common law fraud and negligence. The Third Circuit has not yet issued its mandate, returning the case to the district court, although it should do so shortly. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In December 2005, PIC received notice of possible claims being asserted against it by three individuals who invested in Wood River Partners LP (“Wood River”). All of the investors purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of PIC. He and his brother have indicated that they paid $1,050,000 for their interests in Wood River. The other individual has indicated that he paid $2,700,000 for his interest in Wood River. The SEC sued Wood River in October 2005, and a receiver currently runs Wood River. At this point, it is not known how much the individuals might recover through the receivership. The individuals have indicated that they believe they may have claims against PIC under the Oregon law for rescission, interest and attorney’s fees. PIC believes it has meritorious defenses and, if litigation is filed, PIC intends to defend this matter vigorously.

In January 2006, PIC received notice of a customer complaint against a former PIC registered representative. The customer has indicated that her accounts declined in value by approximately $500,000. The customer has asserted that the former registered representative failed to implement strategies and techniques to provide for safety and preservation of capital in her accounts and made misrepresentations regarding the handling of her accounts. The customer has not indicated that she plans to pursue litigation against PIC. At this time, the customer has requested that the former registered representative compensate her for the decline in value of her account and return any fees earned by the former registered representative. PIC has not yet had an opportunity to investigate this complaint.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades in the over-the-counter market. The Company’s stock is quoted on the Nasdaq Capital Market under the symbol “PLCC,” but it is not actively traded. The following are closing high and low sales prices for the common stock for the periods shown.

	2005 Prices		2004 Prices
	High	Low	High	Low
1st Quarter	$8.57	$7.65	$15.30	$7.83
2nd Quarter	13.68	7.90	9.07	6.61
3rd Quarter	18.34	10.75	7.41	5.22
4th Quarter	12.29	10.34	8.70	5.83

The closing low and high prices for the first quarter of 2006, through March 15, 2006, were $11.30 and $15.80, respectively.

As of March 15, 2006, there were 3,093,970 shares of the Company’s common stock outstanding and held of record by 66 holders. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in “street name” for multiple shareholders. Based on the number of requests for the Company’s proxy materials for its 2005 annual meeting, the Company believes there are approximately 325 beneficial holders of its common stock. The Company repurchased 106,076 shares of common stock during 2005. Additional shares of common stock may be repurchased from time to time in the future.

On March 1, 2006, the Company announced that the Board of Directors approved a two-for-one stock split of the common stock to be effected in the form of a stock dividend. The stock split will be effected by issuing one additional share of common stock for each outstanding share of common stock. The record date of the forward split is March 15, 2006 and payable on March 29, 2006. The common stock will trade on a split basis beginning at market open on March 30, 2006.

On December 22, 2005, the Company announced the authorization by the Board of Directors of a $0.30 special cash dividend to shareholders of record on January 17, 2006. The dividend payment date was February 10, 2006.

On January 27, 2005, the Company announced the authorization by the Board of Directors of a $0.15 special cash dividend to shareholders of record on February 10, 2005. The dividend was paid on March 3, 2005.

No dividend was declared during fiscal year 2004.

Net capital requirements may limit the ability of PIC to pay future dividends to the Company, which would affect the Company’s ability to pay dividends to its shareholders.

The following table provides certain information about the Company’s equity compensation plans in effect as of the end of fiscal year 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders(1)	96,500	$7.83	260,500
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	96,500	$7.83	260,500

(1)                                  Consists of the Company’s 1999 Stock Option Plan.

The following table provides certain information about the Company’s unregistered sales of equity securities and use of proceeds during the fourth quarter of fiscal year 2005.

Issuer Purchases of Equity Securities

Period	(a) Paulson Capital Corp. Total Number of Shares Purchased		(b) Paulson Capital Corp. Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
10/01/05 to 10/31/05	None		$	N/A	None	187,733
11/01/05 to 11/30/05	None		$	N/A	None	187,733
12/01/05 to 12/31/05	11,146			$11.80	11,146	176,587
Total	11,146	(1)		$11.80	11,146	176,587

All of the shares reflected in column (c) were open-market transactions as part of a corporate plan for stock repurchase. The stock repurchase plan, approved by the board of directors on September 17, 2001, authorizes the repurchase of up to 300,000 shares; a total of 123,413 shares has been repurchased through December 31, 2005. There is no expiration date on the stock repurchase plan.

(1) Of these 11,146 shares, none were purchased from executive officers and employees of the Company (and their affiliates).

ITEM 6.                             SELECTED FINANCIAL DATA

Income Statement Information

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Revenues	$39,736	$32,915	$28,059	$1,010	$25,337
Commissions and Salaries	18,701	19,263	16,959	8,266	9,563
Other Expenses	7,655	7,756	4,956	3,654	4,178
Total Expenses	26,356	27,019	21,915	11,920	13,741
Pretax Income (loss)	13,380	5,896	6,144	(10,910)	11,596
Net Income (loss)	8,492	3,489	4,040	(7,011)	7,037
Diluted Earnings (loss) per share	$2.70	$1.09	$1.29	$(2.23)	$2.17
Dividends Declared per share	0.45		0.10	—
Average Number of Common Shares Outstanding (Diluted)	3,148	3,187	3,132	3,141	3,240

Balance Sheet Information

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Total Assets	54,995	44,325	36,070	29,112	38,591
Long-Term Debt	—	—	—	—	—
Shareholders’ Equity	39,765	33,570	29,595	25,843	33,131

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap companies. As a part of our compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which PIC cannot exercise the warrants. The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

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

	2005 vs. 2004		2004 vs. 2003
	Increase/(Decrease)	Percent Change	Increase/(Decrease)	Percent Change
Revenues:
Sales Commissions	$(1,786,394)	(9.8)	$1,706,984	10.3
Corporate Finance	(7,954,103)	(70.9)	4,411,865	64.9
Investment Income	13,821,928	685.0	(1,342,133)	(39.9)
Trading Income	1,575,624	116.6	105,798	8.5
Other	1,164,018	3969.9	(26,398)	(47.4)

Total	$6,821,073	20.7	$4,856,116	17.3

Expenses:
Commissions and Salaries	(561,825)	(2.9)	2,304,029	13.6
Underwriting Expenses	(649,569)	(74.1)	348,584	66.0
Professional Fees	426,849	41.5	378,969	52.8
Other	122,024	2.1	2,072,081	54.9

Total	$(662,521)	(2.5)	$5,103,663	23.3

Earnings before income taxes	$7,483,594	126.9	$(247,547)	(4.0)

2005 Compared to 2004

Revenues

Total revenues for 2005 increased $6.8 million. As shown in the table above, sales commissions decreased $1.8 million as a result of lackluster market performance. The Russell 2000 Index increased a modest 3.3 percent during 2005 and the Nasdaq Composite Index increased 1.4 percent during the same period. In addition, sales commissions decreased as a result of the lack of commissions associated with corporate finance transactions. Sales commissions are also directly related to the number of brokers engaged by the Company. The Company had 94 stock brokers as of December 31, 2005, as compared to 97 as of December 31, 2004.

Corporate finance revenue decreased $8.0 million for 2005 as compared to 2004. The Company completed six corporate finance transactions in 2004 with gross proceeds totaling $83.9 million, compared with two corporate finance transactions during 2005 with gross proceeds totaling $13.4 million. In addition, during 2005 the Company completed several small private placements and participated in a few small transactions in which another investment banking firm was the lead underwriter. Market conditions have resulted in a more challenging IPO market during 2005 as compared to the prior year.

Investment income increased $13.8 million in 2005 as compared to 2004. Investment income can be volatile period-over-period because it is driven by the market value or fair value of the securities and underwriter warrants held by the Company. Investment income consists of (1) the unrealized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, (3) the realized gain and loss on the sale of securities with quoted market prices and securities that are not readily marketable, and (4) the unrealized appreciation and depreciation of underwriter warrants held by the Company. The depreciation/expiration/exercise of underwriter warrants totaling $4.6 million in 2005 exceeded the depreciation/expiration/exercise of underwriter warrants of $2.1 million for 2004. The Company exercised ten separate warrants in 2005 as compared to zero in 2004. Generally, when the Company exercises a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term. In 2005, the increase in the Company’s investment income included realized and unrealized gain on Charles & Colvard of $12.5 million and $5.1 million, respectively. The Company may sell Charles & Colvard, Ltd., or any other security in its investment account at any time deemed appropriate. The Company realized a total of $20.2 million in 2005 on security sales from its investment account. The remainder of the change in the investment account is unrealized gains and losses in securities with quoted market prices and securities not readily marketable.

Trading income increased $1.6 million in 2005 as compared to 2004, as a result of exceptional performance from a couple of the securities in which the Company makes a market. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients.

PIC was successful in a lawsuit filed suit against its former insurance carrier to recover settlement amounts paid in 2004. Included in other income in 2005 is a $1.1 million settlement recovery.

Expenses

Total expenses decreased approximately $663,000 in 2005 as compared to 2004, a decrease of 2.5 percent. The largest dollar decrease of approximately $650,000 was in underwriting expense as a result of fewer corporate finance transactions in 2005 as compared to 2004. Commission and salary expense decreased approximately $562,000 in 2005 as compared to 2004. Commission expense increased approximately $396,000 primarily as a result of higher commissions paid based on performance of the Company’s investments. Administrative salary expense decreased approximately $958,000 as a result of (1) an increase in accrued bonus $550,000 for 2005 as compared to 2004, (2) a decrease of approximately $1.4 million in compensation expense associated with the receipt of underwriter warrants during 2005 as compared to the same period in the prior year, (3) a modest decrease in salary and expense and related payroll taxes as PIC as has not filled certain vacant positions. Professional fees increased approximately $427,000 as a result of legal activity related to settlements. Other expenses increased approximately $122,000 or 2.1 percent. The increase in other expenses is primarily attributable to (1) an increase of approximately $849,000 in charitable contributions, (2) a decrease of approximately $404,000 in estimated settlement expense, (3) a decrease of approximately $385,000 in bad debt expense and (4) increases and decreases in various expense categories.

Income

The Company had pretax income of $13.4 million (33.7 percent of revenues) in 2005 compared to pretax income of approximately $5.9 million (17.9 percent of revenues) in 2004. Profitability, as a percentage of revenues, generally increases when a significant portion of the Company’s revenues is derived from investment income because fewer expenses are associated with investment income relative to its other revenue sources. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, the Company would have had pretax income totaling $16.5 million for 2005, compared with pretax income of approximately $2.8 million for 2004. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

2004 Compared to 2003

Revenues

Total revenues for 2004 increased approximately $4.8 million. Sales commissions increased approximately $1.7 million, or 10.3 percent for 2004 as compared to 2003. This increase was primarily the result of increased trading activity and increased retail commissions related to PIC’s corporate finance transactions. A large transaction of a nanotechnology company (Lumera Corporation), completed in July 2004, resulted in additional retail commissions of approximately $700,000.

Corporate finance revenues increased approximately $4.4 million, or 64.9 percent, for 2004 as compared to 2003. Six corporate finance transactions, totaling $83.9 million, were completed during 2004 compared with three corporate finance transactions, totaling $66.0 million, completed during 2003. The size of corporate finance transactions completed during 2004 ranged from $5 million to $41.7 million. Corporate finance revenues are directly related to the amount of money raised in corporate finance transactions. The $41.7 million transaction completed in the third quarter of 2004 for Lumera Corporation was one of the largest transactions ever completed by PIC.

Corporate finance revenues also include the receipt of underwriter warrants as compensation for PIC’s underwriting efforts. During 2004, PIC received underwriter warrants, valued using the Black-Scholes option-pricing model, resulting in unrealized revenue of approximately $7.3 million, as compared to underwriter warrants received during 2003 valued at $4.2 million.

Investment income decreased approximately $1.3 million for 2004 compared to 2003, primarily as a result of lower market values of certain stocks in which PIC has a concentration. Realized loss in 2004 totaled approximately $410,000, compared to realized loss of $2.3 million in 2003. The remainder of total investment income is unrealized gain and losses in securities with quoted market prices and securities not readily marketable.

Trading income increased a modest $105,798 in 2004 compared to 2003 as a result of the combination of increases in prices of securities in which PIC makes a market and the relative volume of transactions.

Expenses

Total expenses for 2004 increased approximately $5.1 million, or 23.3 percent as compared to 2003. The largest increase was in commissions and salaries. Commission and salary expenses combined increased 13.6 percent, or approximately $2.3 million. Commissions increased year-over-year approximately $900,000 due to larger retail and corporate finance commissions paid on higher commission revenues during 2004. Administrative and salary expense expenses increased approximately $1.4 million as a result of (1) an increase in accrued bonus $150,000 for 2004 as compared to 2003, (2) an increase of approximately $775,000 in compensation expense associated with the receipt of underwriter warrants during 2004, (3) a increase in salary and expense and related payroll taxes of $471,000 as PIC added additional staff to handle the increasing burdens of operating in a regulated industry and as a publicly traded company. Underwriting expenses increased approximately $349,000 in the comparative one year period as a result of completing six corporate finance transactions in 2004 compared to completing three corporate finance transactions in 2003. Professional fees increased $379,000 as a result of increased legal activity related to settlements. The aggregate of all other expenses increased approximately $2.1 million, or 54.9 percent, for 2004. The increases in other expense included: travel and entertainment increase of approximately $117,000 as a result of the investor conference held in June 2004 with no comparable conference held in 2003 and advertising expense increase of approximately $90,000 as a result of PIC’s retention of a public relations firm during 2004. PIC incurred bad debt expense of approximately $684,000 during 2004, as compared to approximately $368,000 during 2003, an increase in of $316,000. The significant increase in bad debt expense is primarily the result of an approximate $600,000 in settlement expense that was charged to the responsible broker. The broker accounts receivable subsequently deemed uncollectible based on the broker’s inability to pay. Increases in other expenses year-over-year include approximately $1.2 million in lawsuit settlement expense and an increase in insurance expense of approximately $91,000 as the cost of the errors and omissions insurance and other coverage has increased. The remainder of the net increase in other expenses consists of increases and decreases in various expense categories.

Income

PIC had a decrease in earnings before income taxes of approximately $248,000 for 2004 as compared to 2003. Earnings before income taxes as a percentage of revenues totaled 17.9 percent for 2004 as compared to 22 percent for 2003, as a result of the increase in expenses exceeding the increase in revenues. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants, PIC would have had pretax income totaling $2.8 million for 2004, as compared to pretax income of $2.5 million for 2003. Because of the Black-Scholes value of underwriter warrants and other factors, significant fluctuations often occur in PIC’s revenues and operating results from one period to another.

Liquidity and Capital Resources

Conducting business as a dealer in securities requires that a substantial inventory of securities be maintained and that a large amount of liquid assets be readily available. The Company’s equity at December 31, 2005 and 2004 was $39.8 million and $33.6 million, respectively. Of Paulson Capital’s total assets (net of intercompany accounts) at December 31, 2005 of $55 million, approximately 73.2 percent consisted of securities in the Company’s investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 23.2 percent consisted of cash and cash equivalents and receivables from its correspondent broker. At December 31, 2004, of $44.3 million in total assets approximately 74.9 percent consisted of securities in the Company’s investment account, trading inventory and underwriter warrant securities, at fair value, and approximately 18 percent consisted of cash and cash equivalents and receivables from its correspondent broker.

PIC’s securities inventory is stated at fair value. The liquidity of the market for many of PIC’s securities holdings, however, varies with trends in the stock market. Since many of the securities held by PIC are thinly traded, and PIC is in many cases a primary market maker in the issues held, any significant sales of PIC’s positions could adversely affect the liquidity and prices of the issues held. In general, falling prices in OTC securities (which make up most of PIC’s trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities. The overall decline in prices for the very small capitalization OTC securities traded by PIC in 2002, 2001, and 2000 were combined with a general reduction in the liquidity of the markets for these securities. This situation was the reverse of 2005, 2004 and 2003, when increases in prices of OTC securities increased the liquidity of the markets for these securities. PIC’s investment account and trading inventory accounts are stated at fair value. They include shares of restricted stock held by PIC. As of December 31, 2005 the restricted shares with an original cost of $3,938,506, were valued at $4,186,064 and, as of December 31, 2004, the restricted shares with an original cost of $1,495,974, were valued at $1,739,985, which PIC believes, based upon available evidence, approximates market value.

PIC borrows money from NFS in the ordinary course of its business, pursuant to an arrangement under which NFS agrees to finance PIC’s trading accounts in an amount determined by the size of those accounts and the type of securities held, with interest charged at prevailing margin rates. As of December 31, 2005 and 2004, no net loans were owed by PIC to NFS pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities. The recorded value of our underwriter warrants is typically not readily realizable, either because the warrants are not currently exercisable or because their exercise price is more than the price that we could realize if we exercised the warrants and sold the underlying securities. There is no public market for our underwriter warrants and the warrants themselves are transferable only under very limited circumstances. Accordingly, their value cannot be realized by selling the warrants themselves. Underwriter warrants exercisable to purchase securities having a value in excess of the exercise price are liquid, subject to restrictions on liquidity applicable to OTC securities generally. The securities issuable on exercise of our underwriter warrants are registered under the Securities Act of 1933, as amended, and, in some cases, may also be resold under an exemption from registration. Accordingly, there is no legal impediment to liquidity with respect to these securities, except during the first year (the first six months for new issues) following a company’s public offering. At December 31, 2005, PIC owned 15 underwriter warrants (from 13 different issuers) of which 13 were currently exercisable; five had an exercise price below the current market price of the securities receivable on exercise. If we had exercised the “in-the-money” warrants and sold the underlying securities on December 31, 2005, we would have received approximately $1.5 million in net proceeds. As of December 31, 2005, the computed value of our underwriter warrants, based on the Black-Scholes Option Pricing Model, was $6,275,000, a significant decrease from the computed value of $9,416,000 at year-end 2004. The collective value of the underwriter warrants increases significantly during the years in which PIC completes corporate finance transactions as PIC receives underwriter warrants as part of each transaction. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes Option Pricing Model, as described more fully in “Critical Accounting Policies” above.

In 2005, $1.5 million of net cash was provided by operating activities. The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: noncash compensation associated with underwriter warrants of approximately $651,000; unrealized depreciation and expiration of underwriter warrants totaling $4.6 million; income taxes receivable/payable of approximately $3.2 million; and prepaid and deferred expenses of approximately $909,000. The following items are negative adjustments to or a use of cash for operating activities: an increase in trading and investment securities of $10.2 million; receipt of underwriter warrants of $2.1 million; receivable from/payable to clearing organization of $2.6 million; and accounts payable and accrued liabilities of approximately $898,000. Net cash used in investing activities in 2005 was primarily for additions to furniture and equipment of approximately $116,000. Net cash used in financing activities in 2005 totaled $1.4 million, primarily resulting from dividends paid to common shareholders of approximately $477,000 and payments to retire common stock of $1.0 million.

In 2004, approximately $144,000 of net cash was provided by operating activities. The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: noncash compensation associated with underwriter warrants of $2.1 million; unrealized depreciation and expiration of underwriter warrants totaling $2.1 million; and deferred income taxes of $2.5 million. The following items are negative adjustments to or a use of cash for operating activities: an increase in trading and investment securities of $4.7 million; and the receipt of underwriter warrants of $7.3 million. Net cash used in investing activities in 2004 was for additions to furniture and equipment of approximately $128,000. Net cash used in financing activities in 2004 totaled approximately $39,000, resulting from proceeds from the exercise of employee stock options, dividends paid to common shareholders, and payments to retire common stock.

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

At December 31, 2005 and 2004, the Company had no material commitments for capital expenditures.

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

Contractual Obligations

The Subsidiary has operating lease obligations related to office space and automobiles. As of December 31, 2005, the operating lease obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,029,800	$527,384	$1,083,388	$419,028	—

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

Revenue Recognition. Securities transactions and related revenue are recorded on a trade date basis. Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold. Revenue from the receipt of underwriter warrants, received in corporate finance transactions, is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

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

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value. According to accounting principles generally accepted in the United States of America (US GAAP), we are required to carry these securities at estimated fair value. The Company’s estimates regarding the fair value of not readily marketable securities are significant estimates and these estimates could change in the near term.

As a result of the factors described above, our revenues and earnings are subject to substantial fluctuation from period to period based on a variety of circumstances, many of which are beyond our control. An increase in financial market activity generally, and/or an increase in equity valuations generally, will normally result in increases in our revenues, earnings and net worth as our activity levels and the value of our investment portfolio increase. Conversely, a general market retrenchment will typically lead to decreased revenues, earnings and net worth as a result both of decreased activity and the need to adjust high investment portfolio values to lower levels. Accordingly, results for any historical period are not necessarily indicative of similar results for any future period.

Recently Issued Accounting Pronouncements

In September 2005, the Securities Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. This extension is the second one-year extension from the originally established July 15, 2005 compliance date. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2007.

In December 2004, the FASB issued FAS 123R, which requires that compensation costs relating to share-based payments be recognized in the Company’s financial statements. The Company currently accounts for those payments under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company is preparing to implement this standard effective January 1, 2006 and the results will be included in the Form 10-Q for the quarter ended March 31, 2006. Although we have made preliminary estimates regarding the financial statement impact we have not concluded as to whether the adoption of 123(R) will result in amounts that are similar to the current pro form data (see Note A10), we expect the adoption may have a material impact on future financial statements. This estimate is based on preliminary information and could materially change based on the actual facts and circumstances and the terms of future option grants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market risk is the risk of loss to the Company resulting primarily from changes in equity prices and to a significantly lesser extent, interest rates and foreign currency rates. The Company has exposure to market risk through the market-making and trading operations of PIC, its broker-dealer subsidiary. In connection with these activities, PIC maintains inventories in order to ensure availability of securities and to facilitate client transactions as well as trading for its own proprietary equity investment account. PIC was a market-maker for 45 equity securities from 41 different issuers and no tax exempt or taxable debt obligations at December 31, 2005.

	December 31, 2005
	Investment Securities	Investment securities sold but not yet purchased	Trading securities	Trading securities sold but not yet purchased
Marketable equity and other securities at fair value	$32,401,808	$—	$1,553,557	$23,033

Marketable debt securities	—	—	5,007	—

Total marketable equity, debt and other securities at fair value	$32,401,808	$—	$1,558,564	$23,033

Changes in the value of PIC’s trading inventories and its proprietary investment accounts result primarily from fluctuations in equity prices as well as changes in interest rates and general market and economic conditions. PIC’s primary method of controlling risk in its trading inventories and investment accounts is through daily monitoring and use of position limits. PIC’s trading inventories consist primarily of Nasdaq equity securities. As of December 31, 2005, the equity trading inventory limit was $2 million and the fixed income limit was $500,000. PIC’s trading activities were within these limits at December 31, 2005. Position limits in trading inventory accounts are monitored on a daily basis as are limit exceptions. Debt obligation trading inventories are relatively small, since, for the most part, these securities are purchased only upon orders from customers. Consolidated positions and exposure reports are prepared and reviewed monthly by the Senior Vice President of Trading. Trading also monitors inventory levels and trading results on a monthly basis, with particular focus on position concentration, liquidity and volatility. Trading prepares summary results every month to record each position at fair market value, which can require adjustments for lack of liquidity, high concentration or other reasons.

Value-at-Risk

In addition to the management procedures and processes we use to monitor and limit risk, we also apply an industry standard statistical model known as Value-at-Risk (“VaR”) to the public securities in our portfolios to estimate the potential losses that could arise from changes in market conditions. VaR seeks to predict the risk of loss based on historical and/or market-implied price and volatility patterns by estimating the probability of the value of a financial instrument rising above or falling below a specified amount. Our non-public investments are not included in the VaR analysis because the model requires historical trading prices as one of its inputs and our very small bond position ($5,000) at year end December 31, 2005 was immaterial. Our calculations are based on a methodology that uses a one-day interval and a 95% confidence level, which means that there was a 5% chance that our securities portfolios could suffer a loss equivalent to the VaR on any one trading day during the past year.

The following table sets forth the VaR for our overall portfolio of public equities for the year ended December 31, 2005:

	Investments	Trading
VaR	$2,368,337	$81,328
Portfolio value (net)	$28,215,744	$1,517,298
VaR as a percentage of portfolio value	8.39%	5.36%

The VaR on equities is based on a calculation of the volatility of each equity, the current position value of each equity, and a correlation matrix of all equities included in the portfolio. Both the volatility and correlation in the formula are based on historical closing prices for the past year. Other inputs include selecting the confidence level (usually 95-99%) and time horizon (usually 1 day) for the measurement. We have had to make adjustments to the formula for certain equities which are very illiquid and do not trade every day; in these instances, we have used the closing prices from the previous day as the price for the days when there were no trades.

VaR calculations have inherent limitations, particularly in the case of low volume, small cap equities, which constitutes a large percentage of our portfolio value. The historical data on which the VaR is based may not accurately predict future market risk and the calculation has no input that reflects the liquidity of the equities in the portfolio, so the VaR for a one-day horizon does not capture the market risk of positions that could not be liquidated , or that could only be liquidated at a very low price in any one-day period. There can be no assurance that the actual losses would not exceed the VaR for any one-day period.

Equity Price Risk

PIC is exposed to significant equity price risk as a result of its customer transactions and market-making activity in equity securities and its concentrations in a limited number of equities, many of which are related to its investment banking projects. PIC’s broker-dealer activities are client-driven, with the objective of meeting its clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventories in equities, many of which are volatile, and some of which are illiquid, micro and small cap securities. PIC attempts to reduce the risk of loss inherent in this activity by monitoring these securities positions continuously throughout each day. The average aggregate inventory held in PIC’s proprietary investment and trading accounts during the quarter ended December 31, 2005 was approximately $ 34.3 million. Prices of the marketable equities held in these accounts are readily available and monitored on a continuous basis.

Interest Rate Risk

PIC has little direct exposure to interest rate risk. A relatively minor amount of PIC’s trading inventory consists of debt obligations, and any of these positions PIC might have occasionally are in its trading inventory for only a very short time. However, to the extent that interest rate fluctuations affect general market conditions and cause investors to shift away from or more heavily into equity investing, interest rates can have an effect on the value of PIC’s equity positions.

Foreign Currency Risk

PIC does not deal in securities denominated in foreign currencies and only trades foreign equities upon receipt of orders from customers, so it does not have any significant exposure to foreign currency risk in its trading inventory or investment accounts.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 17, 2005, the Audit Committee of the Board of Directors of Paulson Capital Corp. approved the engagement of McGladrey & Pullen, LLP (“McGladrey & Pullen”) as the Company’s independent auditors for the fiscal year ending December 31, 2005, to replace Grant Thornton LLP (“Grant Thornton”), who were dismissed as the Company’s auditors as of the same date.  This action followed the Audit Committee’s determination that the Company’s audit and tax services should be separated.  The Company intends to continue its relationship with Grant Thornton for tax services.

Grant Thornton’s audit reports on the Company’s financial statements as of and for the two most recent fiscal years, which ended December 31, 2004 and 2003, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim periods through September 30, 2005:

(i) there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference thereto in their report on the financial statements;

(ii) none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred; and

(iii) the Company did not consult with McGladrey & Pullen regarding any of the matters or events described in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.               CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this report.

(b)           For the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information under the captions “Directors and Executive Officers,” “Additional Information Concerning the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2006.

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

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation,” “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Equity Compensation Plan Information” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2006.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2006. For information required by Item 201(d) of Regulation S-B, reference is made to Item 5 of this report.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To the extent there is information to report, the information required by this item is incorporated by reference to the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2006.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Public Accountants” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2006.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Our Financial Statements filed as part of this annual report on Form 10-K begin at page F-1. The following is a list of exhibits required by Item 601 of Regulation S-K:

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10).

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10).

10.2

Office Lease renewal for the period from June 1, 1997 to May 31, 2002, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997).

10.3	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).

10.4	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999).

10.5

Contract with Correspondent Services Corporation, dated July 24, 1992 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992).

21.1	Subsidiaries of Paulson Capital Corp. Filed herewith electronically.

23.1	Consent of McGladrey & Pullen, LLP.

23.2	Consent of Grant Thornton LLP

31.1	Section 302 Certification. Filed herewith electronically.

31.2	Section 302 Certification. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

The information required by this item is incorporated by reference to the information under the captions “Independent Public Accountants” and “Audit Committee Report” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in June 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAULSON CAPITAL CORP.

Date: 03/29/06	By:	/s/ Chester L.F. Paulson
Chester L.F. Paulson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
(1) Chief Executive Officer	(Principal Executive Officer)

/s/ Chester L.F. Paulson
Chester L.F. Paulson	Chairman of the Board and President	3/29/06

(2) Chief Financial Officer	(Principal Financial and Accounting Officer)

/s/ Karen L. Johannes
Karen L. Johannes	Chief Financial Officer	3/29/06

(3) Directors

/s/ Jacqueline M. Paulson
Jacqueline M. Paulson	Secretary, Treasurer and Director	3/29/06

/s/ Steve Kleemann
Steve Kleemann	Director	3/29/06

/s/ Shannon Pratt
Shannon Pratt	Director	3/29/06

/s/ Paul Shoen
Paul Shoen	Director	3/29/06

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the Commission on December 18, 1989 (the “Form 10”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10).

10.1	Office lease dated June 28, 1988 (incorporated by reference to Exhibit 10.2 to the Form 10).

10.2

Office Lease renewal for the period from June 1, 1997 to May 31, 2002, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to the Form 10-QSB for the quarter ended June 30, 1997 filed with the Commission on August 13, 1997).

10.3	Amendment 1 to the Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).

10.4	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1999).

10.5

Contract with Correspondent Services Corporation, dated July 24, 1992 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1992 filed with the Commission on November 13, 1992).

21.1	Subsidiaries of Paulson Capital Corp. filed herewith electronically.

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of Grant Thornton LLP

31.1	Section 302 Certification. Filed herewith electronically.

31.2	Section 302 Certification. Filed herewith electronically.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

Financial Statements and Report of

Independent Certified Public Accountants

Paulson Capital Corp. and Subsidiary

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Shareholders
Paulson Capital Corp.

Portland, Oregon

We have audited the consolidated balance sheet of Paulson Capital Corp. and Subsidiary as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for year then ended in conformity with U.S. generally accepted accounting principles.

We have also audited Schedule II as of and for the year ended December 31, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Chicago, Illinois

March 27, 2006

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

Paulson Capital Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31,

	2005	2004
ASSETS

Cash and cash equivalents	$129,549	$132,845
Receivable from clearing organization	12,608,491	7,856,254
Notes and other receivables	1,081,528	442,934
Income taxes receivable	—	851,000
Trading securities, at market value	1,558,564	3,029,326
Investment securities, at market value and estimated fair value	32,401,808	20,774,645
Underwriter warrants, at estimated fair value	6,275,000	9,416,000
Prepaid and deferred expenses	674,328	1,583,346
Furniture and equipment, net	265,791	239,028

Total assets	$54,995,059	$44,325,378

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$1,243,866	$2,138,856
Payable to clearing organization	3,182,347	1,021,860
Compensation, employee benefits and payroll taxes	2,105,259	2,108,056
Securities sold, not yet purchased, at market value	23,033	50,144
Dividends payable – current	929,317	—
Income taxes payable – current	2,338,218	—
Deferred income taxes payable	5,408,000	5,436,000

Total liabilities	15,230,040	10,754,916

COMMITMENTS AND CONTINGENCIES (Notes J and L)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 3,097,724 shares and 3,190,300, respectively	1,817,100	1,745,824
Retained earnings	37,947,919	31,824,638

Total shareholders’ equity	39,765,019	33,570,462

Total liabilities and shareholders’ equity	$54,995,059	$44,325,378

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,

	2005	2004	2003

Revenues
Commissions	$16,517,709	$18,304,103	$16,597,119
Corporate finance	3,259,092	11,213,195	6,801,330
Investment income	15,839,768	2,017,840	3,359,973
Trading income	2,926,440	1,350,816	1,245,018
Interest and dividends	51,062	27,686	52,764
Other	1,142,277	1,635	2,955

	39,736,348	32,915,275	28,059,159

Expenses
Commissions and salaries	18,701,260	19,263,085	16,959,056
Underwriting expenses	227,412	876,981	528,397
Rent, telephone and quotation services	1,281,293	1,211,383	1,156,402
Interest expense	421	10,093	16,813
Professional fees	1,456,649	1,029,800	650,831
Bad debt expense	299,745	684,429	367,796
Travel and entertainment	229,055	368,044	250,973
Depreciation and amortization	90,814	96,914	136,876
Advertising and promotion expense	273,430	302,486	280,387
Settlement expense	870,535	1,274,540	96,849
Other	2,925,674	1,901,054	1,470,766

	26,356,288	27,018,809	21,915,146

Earnings before income taxes	13,380,060	5,896,466	6,144,013

Income tax expense	4,888,000	2,406,866	2,103,736

NET EARNINGS	$8,492,060	$3,489,600	$4,040,277

Basic earnings per share	$2.71	$1.10	$1.30

Diluted earnings per share	$2.70	$1.09	$1.29

Weighted average common shares outstanding:
Basic	3,131,443	3,183,194	3,116,786
Diluted	3,147,632	3,186,889	3,131,605

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three year period ended December 31, 2005

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2002	3,125,811	$1,086,740	24,756,219	$25,842,959

Stock options exercised and income tax benefit from stock option exercise	14,000	90,055	—	90,055

Redemption of common stock	(15,000)	(3,750)	(62,152)	(65,902)

Dividends to common shareholders (0.10 per share)	—	—	(312,481)	(312,481)

Net earnings for the year	—	—	4,040,277	4,040,277

Balance at December 31, 2003	3,124,811	1,173,045	28,421,863	29,594,908

Stock options exercised and income tax benefit from stock option exercise	78,500	577,518	—	577,518

Redemption of common stock	(13,011)	(4,739)	(86,825)	(91,564)

Net earnings for the year	—	—	3,489,600	3,489,600

Balance at December 31, 2004	3,190,300	1,745,824	31,824,638	33,570,462

Stock options exercised and income tax benefit from stock option exercise	13,500	111,284	—	111,284

Redemption of common stock	(106,076)	(40,008)	(962,898)	(1,002,906)

Dividends to common shareholders (0.45 per share)	—	—	(1,405,881)	(1,405,881)

Net earnings for the year	—	—	8,492,060	8,492,060

Balance at December 31, 2005	3,097,724	$1,817,100	$37,947,919	$39,765,019

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2005	2004	2003
Cash flows from operating activities
Net earnings	$8,492,060	$3,489,600	$4,040,277
Adjustments to reconcile net earnings to net cash provided by operating activities
Receipt of underwriter warrants	(2,123,014)	(7,288,588)	(4,249,407)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	4,612,960	2,127,636	(628,435)
Noncash compensation associated with underwriter warrants	651,054	2,055,952	1,280,842
Deferred income taxes	(19,526)	2,522,600	3,125,700
Depreciation and amortization	90,815	96,914	136,876
Gain on sale of vehicle	(2,000)	—	—
Changes in assets and liabilities
Notes and other receivables	(638,594)	223,540	15,181
Receivable from/payable to clearing organization	(2,591,750)	(168,098)	(4,827,452)
Trading and investment securities, net	(10,156,401)	(4,740,868)	(681,787)
Income taxes receivable/payable	3,189,218	233,900	809,100
Prepaid and deferred expenses	909,018	(164,809)	(259,799)
Accounts payable, accrued liabilities and compensation payable	(897,787)	1,725,101	1,401,872
Securities sold, not yet purchased	(27,111)	31,093	(41,792)

Net cash provided by operating activities	1,488,942	143,973	121,176

Cash flows from investing activities
Sale of vehicle	2,000	—	—
Additions to furniture and equipment	(117,578)	(127,615)	(87,645)

Net cash (used in) investing activities	(115,578)	(127,615)	(87,645)

Cash flows from financing activities
Proceeds from exercise of stock options	102,810	365,218	90,055
Dividends paid to common shareholders	(476,564)	(312,481)	—
Payments to retire common stock	(1,002,906)	(91,564)	(65,902)

Net cash provided by (used in) financing activities	(1,376,660)	(38,827)	24,153

Net (decrease) increase in cash and cash equivalents	(3,296)	(22,469)	57,684

Cash and cash equivalents at beginning of year	132,845	155,314	97,630

Cash and cash equivalents at end of year	$129,549	$132,845	$155,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for
Interest	$421	$10,093	$16,678

Income taxes	$2,710,114	$664,330	$41,613

Non-cash items
Dividends declared	$1,405,881	$—	$312,481
Deferred tax benefit from stock option exercise	8,474	212,300	—

The accompanying notes are an integral part of these statements.

Paulson Capital Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Paulson Capital Corp. (the Company) is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc. (the Subsidiary), is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended and is a member of the National Association of Securities Dealers.  The Subsidiary provides broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to National Financial Services, LLC (NFS), a Fidelity Investments Company. The Subsidiary also acts as lead or participating selling group member for securities offerings.  The Subsidiary conducts business throughout the United States.

The Subsidiary operates under the provision of paragraph (k)(2)(ii) of rule 15c3-3 of the Securities and Exchange Act of 1934 and, accordingly, is exempt from the remaining provisions of that rule. Essentially, the requirements of paragraph (k)(2)(ii) provide that the Subsidiary clear all transactions on behalf of customers on a fully disclosed basis with a clearing broker-dealer and promptly transmit all customer funds and securities to the clearing broker-dealer. The clearing broker-dealer carries all of the accounts of the customers and maintains and preserves all related books and records as are customarily kept by a clearing broker-dealer.

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

2.               Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Subsidiary’s estimates regarding the fair value of not readily marketable securities are significant estimates and these estimates could change in the near term.  Actual results could differ from those estimates.

3.   Securities Transactions

Security transactions:  Security transactions and related revenue and expenses are recorded on a trade date basis. Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold. Revenue from the receipt of underwriter warrants, received in corporate finance transactions, is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model.

Marketable securities are valued at fair market value, and securities not readily marketable are valued at fair value as determined by management. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security if recently purchased adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in the results of operations.

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

4.   Fair Value of Financial Instruments

The carrying amounts reflected in the financial statements for cash and cash equivalents, receivables and payables approximate their respective fair values due to the short-term nature of these items. The fair values of securities owned and securities sold, not yet purchased are equal to the carrying value. Changes in the market value of these securities are reflected currently in the results of operations for the year.

5.   Furniture and Equipment

Depreciation of furniture and equipment is generally computed by the straight-line method over their estimated useful lives (5 years).  Leasehold improvements are amortized over the lesser of their estimated useful life or the lives of their related leases.

6.  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7.               Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with banks, and highly liquid debt instruments with a maturity of three months or less when purchased.

Balances maintained within accounts on deposit with banks, at times, may exceed federally insured limits.  The Company or the Subsidiary has not experienced any losses in such accounts.

8.   Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.  Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.  (Note I).

9.   Advertising

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2005, 2004 and  2003, totaled $127,301, $142,336 and $52,335, respectively.

10. Stock Options

The Company has a stock-based employee compensation plan. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to account for stock options for employees under APB No. 25, “Accounting from Stock Issued to Employees,” and has only adopted the disclosure requirements of SFAS No. 123.

There were no stock option awards during fiscal 2005 or 2004. The Company granted stock options in 2003, however, no stock-based employee compensation cost is reflected in net income in 2003, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended December 31, 2003. The fair value of each option grant during 2003, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: annual expected dividend yield 1.23%; expected volatility 57.3%; risk-free interest rate of 3.49%; and expected life of 5 years.

Year Ended December 31, 2003
Net income, as reported	$4,040,277
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154,700)
Pro forma net income	$3,885,577
Income per share:
Basic - as reported	$1.30
Diluted – as reported	$1.29
Basic – pro forma	$1.25
Diluted – pro forma	$1.24

11. Reclassifications

Certain 2003 and 2004 amounts have been reclassified to conform to the 2005 presentation.

NOTE B - RECEIVABLE FROM AND PAYABLE TO CORRESPONDENT BROKER-DEALER

The Subsidiary introduces all customer transactions in securities traded on U.S. securities markets to NFS on a fully-disclosed basis. The agreement between the Subsidiary and its clearing broker provides that the Subsidiary is obligated to assume any exposure related to nonperformance by customers or counterparties. The Subsidiary monitors clearance and settlement of all customer transactions on a daily basis. The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations to the Subsidiary. In the event of nonperformance, the Subsidiary may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss. Management does not anticipate significant nonperformance by customers and counterparties in the above situations.

In addition to the clearing services provided, NFS also loans money to the Subsidiary to finance trading accounts. Such loans are collateralized by trading and investment securities on deposit with NFS.

NOTE C – NOTES AND OTHER RECEIVABLES

Notes and other receivables consist of the following at December 31, 2005 and 2004:

	2005	2004
Officers	$37,431	$40,253
Employees	99,108	137,473
Independent brokers	16,756	46,393
Other	928,233	218,815

	$1,081,528	$442,934

Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to the Subsidiary’s employees and registered representatives. Other receivables are primarily related to commissions receivable and amounts receivable from insurance companies as reimbursement for insured losses. An allowance is recorded for specific amounts when they are determined by management to be uncollectible. For the years ended December 31, 2005, 2004 and 2003, receivables of  $299,745, $684,429 and $367,796, respectively, were determined by management to be uncollectible and written off to bad debt expense.

NOTE D – TRADING AND INVESTMENT SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by the Subsidiary.

The categories of trading securities and their related market values at December 31, 2005 and 2004 are as follows:

	2005		2004
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased

Corporate equities	$1,553,557	$23,033	$2,809,083	$50,144
State and municipal obligations	5,007	—	220,243	—

	$1,558,564	$23,033	$3,029,326	$50,144

As a securities broker-dealer, the Subsidiary is engaged in various securities trading and brokerage activities as principal.  In the normal course of business, the Subsidiary has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date.  This obligation is recorded in the financial statements at the market value of the related securities and will result in a trading loss on the securities if the market price increases and a trading gain if the market price decreases subsequent to calendar year end.

Investment securities held by the Subsidiary which are readily marketable are stated at market value.  Included in investment securities are certain securities which are not readily marketable.  Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Subsidiary.  At December 31, 2005 and 2004, these securities consisted of corporate stocks and warrants at estimated fair value of approximately $4,186,064 and $1,739,984, respectively. A summary of the investment securities portfolio at December 31, 2005 and 2004 follows:

	2005	2004
Corporate equities and warrants	$32,401,808	$20,774,645
Corporate underwriter warrants	6,275,000	9,416,000

	$38,676,808	$30,190,645

The cost basis related to the investment security portfolio as of December 31, 2005 and 2004 was approximately $22,622,000 and $12,702,000, respectively.

Realized gain included in the determination of net earnings was $20,210,372 for the year ended December 31, 2005. Realized loss included in the determination of net earnings was $410,233 and $2,317,543 for the years ended December 31, 2004 and 2003, respectively.

NOTE E – UNDERWRITER WARRANTS

The estimated fair value of warrants is determined by management using the Black-Scholes option-pricing model, taking into account the exercise price, remaining contractual life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant (see Note A3).  The warrants generally have a five-year expiration date and vest immediately.  The warrants are generally subject to a restriction period of six months to one-year in which the Subsidiary cannot exercise the warrants.  The expected volatility factors were determined using historical volatility of the underlying stock if available and historical volatility of a peer group if volatility for the underlying stock is not available.

The following table summarized activity in underwriter warrants:

Estimated fair value at December 31, 2003	$6,311,000
Warrants received, net of employee compensation	5,232,636
Warrants expired/exercised	(3,294)
Unrealized depreciation in estimated value	(2,124,342)
Estimated fair value at December 31, 2004	9,416,000
Warrants received, net of employee compensation	1,471,960
Warrants expired/exercised	(3,300,090)
Unrealized depreciation in estimated value	(1,312,870)
Estimated fair value at December 31, 2005	$6,275,000

The net change in the estimated fair value of the underwriter warrants is reflected currently in earnings. The fair value of the underwriter warrants received during 2005 and 2004 is $2,123,014 and $7,288,588, respectively. The fair value is included in the Subsidiary’s corporate finance revenues. Additionally, in 2005 and 2004, $651,054 and $2,055,952, respectively, was recognized as compensation expense related to the receipt of the warrants. The amount of the underwriter warrants expired/exercised in 2005 and 2004 of $3,300,090 and $3,294, respectively, and the unrealized depreciation in the fair value of the underwriter warrants in 2005 and 2004 of $1,312,870 and $2,124,342, respectively, is included in investment income.

NOTE F – FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and consist of the following:

	2005	2004
Office equipment	$1,195,469	$1,635,700
Vehicles	—	65,619
Leasehold Improvements	33,265	6,418
	1,228,734	1,707,737
Less accumulated depreciation and amortization	962,943	1,468,709

	$265,791	$239,028

NOTE G – INCOME TAXES

Income tax expense (benefit) consists of the following:

	2005	2004	2003

Current tax expense (benefit)
Federal	$4,510,000	$(140,657)	$(868,670)
State and local	406,000	24,923	(153,294)

	4,916,000	(115,734)	(1,021,964)

Deferred tax expense
Federal	(25,200)	1,974,306	3,020,150
State and local	(2,800)	548,294	105,550

	(28,000)	2,522,600	3,125,700

	$4,888,000	$2,406,866	$2,103,736

Income tax expense for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2005	2004	2003

Income tax expense at statutory federal tax rate	$4,549,000	$2,004,798	$2,089,000
State and local taxes net of federal benefit	517,000	353,098	368,000
Permanent and other differences	(32,000)	(2,830)	10,036
Change in valuation allowance on net deferred tax asset	(146,000)	51,800	(363,300)

	$4,888,000	$2,406,866	$2,103,736

The deferred income tax asset (liability) consists of the following:

	2005	2004
Unrealized appreciation on securities	$(5,577,000)	$(6,870,760)
Accrued expenses	247,500	435,670
Net operating loss carryforwards and credits	114,000	934,063
Capital loss carryfowards	—	183,775
Fixed asset depreciation	(9,500)	(17,025)
Contribution carryover	—	55,277
Prepaid expense	(172,000)	—
Valuation allowance	(11,000)	(157,000)

	$(5,408,000)	$(5,436,000)

The Company has recorded a valuation allowance for 2005 and 2004 in the amount of $11,000 and $157,000, respectively, based upon management’s assessment that it is more likely than not that a portion of the net deferred tax asset related to certain state net operating loss carryforwards will not be fully realized.  Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods based upon their assessment.

State net operating loss carryforwards of approximately $2.7 million expire 2005 through 2024.

NOTE H – COMMON STOCK

The Company’s 1999 Stock Option Plan reserves 500,000 shares of the Company’s common stock for issuance upon exercise of options granted under the plan.  At December 31, 2005, 260,500 options were available for grant.  The Plan provides for the grant of incentive options and nonqualified options.  There were no options granted during 2005 and 2004. The options granted during 2003 have an exercise price of $8.10 and $8.91, vested immediately, and expire on November 9, 2008. The market price of the Company’s stock at the date of the grant in 2003 was $8.10. The weighted average fair value of the options at the date of grant in 2003, as calculated using the Black-Scholes option-pricing model, was $3.82 per share.

The following table presents the options granted under the plan during 2003:

	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price

Options whose exercise price equals the market price of the stock on the grant date	50,000	$3.8687	$8.10

Options whose exercise price exceeds the market value of the stock on the grant date	17,500	3.6800	8.91

The following table summarizes activity under the Plan for the years ended December 31, 2005, 2004 and 2003:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2002	141,000	$5.33	2.469 years
Granted	67,500	8.31
Exercised	(14,000)	4.44
Canceled	—

Balance at December 31, 2003	194,500	6.43	2.735 years
Granted	—
Exercised	(78,500)	4.66
Canceled	(6,000)	4.44

Balance at December 31, 2004	110,000	7.80	3.188 years
Granted	—
Exercised	(13,500)	7.62
Canceled	—

Balance at December 31, 2005	96,500	$7.83	2.196 years

As of December 31, 2005, outstanding stock options consist of the following:

Exercise Price Range	Options	Weighted Average Exercise Price	Weighted Average Remaining Life

$7.01 – 7.71	39,000	$7.06	1.2137
8.10 - 8.91	57,500	8.35	2.8630
Total	96,500

NOTE I – EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years in the period ended December 31, 2005

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
2003
Basic earnings per share Income available to common stockholders	$4,040,277	3,116,786	$1.30

Effect of dilutive securities Stock options	—	14,819

Diluted earnings per share Earnings available to common stockholders	$4,040,277	3,131,605	$1.29

2004
Basic earnings per share Income available to common stockholders	$3,489,600	3,183,194	$1.10

Effect of dilutive securities Stock options	—	3,695

Diluted earnings per share Earnings available to common stockholders	$3,489,600	3,186,889	$1.09

2005
Basic earnings per share Income available to common stockholders	$8,492,060	3,131,443	$2.71

Effect of dilutive securities Stock options	—	16,189

Diluted earnings per share Earnings available to common stockholders	$8,492,060	3,147,632	$2.70

NOTE J – LEASES

The Company leases office space under the terms of various non-cancelable operating leases.  The future minimum payments, by year and in aggregate, required for leases with initial or remaining terms of one year or more consist of the following:

Year ending December 31,

2006	$516,509
2007	533,753
2008	538,800
2009	301,572
2010	117,456
$2,008,090

The leases, accounted for on a straight-line basis, provide for payment of taxes and other expenses by the Subsidiary.  Occupancy expense for the years ended December 31, 2005, 2004 and 2003 approximated $605,468, $518,779 and $494,383, respectively.

NOTE K – EMPLOYEE BENEFIT PLANS

Retirement benefits for employees of the Subsidiary, who have completed certain service requirements, are provided by a defined contribution profit-sharing plan.  Plan contributions are determined by the Board of Directors.  Contributions to the plan for the years ended December 31, 2005, 2004 and 2003 approximated $605,000, $348,000 and $235,000, respectively.

NOTE L – CONTINGENCIES

The Subsidiary has been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages. As preliminary hearings and discovery in the remaining cases is not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on the Subsidiary’s financial statements, if any.  The Subsidiary’s management denies the charges in the remaining legal actions and is vigorously defending against them.  No provision for any liability that may result from the remaining contingencies has been made in the financial statements. A summary of legal activity is as follows:

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP.  The lawsuit was filed in U.S. District Court for the District of New Jersey.  It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc.  PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total.  The stock was sold in the August 25, 2000 offering at a price of $8.00 per share.  Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001.  The federal district court dismissed the claims against PIC.  In February 2006, the United States Third Circuit Court of Appeals affirmed the dismissal in part and reversed the dismissal in part.  With respect to PIC, the Third Circuit affirmed the dismissal of the Rule 10b-5 claim and reversed the dismissal of the Section 11 claim.  Therefore, PIC now faces claims for Section 11 violations, common law fraud and negligence.  The Third Circuit has not yet issued its mandate, returning the case to the district court, although it should do so shortly.  PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In December 2005, PIC received notice of possible claims being asserted against it by three individuals who invested in Wood River Partners LP(“Wood River”).  All of the investors purchased their interests in Wood River directly from Wood River.  One of the individuals was a customer of PIC.  He and his brother have indicated that they paid $1,050,000 for their interests in Wood River.  The other individual has indicated that he paid $2,700,000 for his interest in Wood River.  The SEC sued Wood River in October 2005, and a receiver currently runs Wood River.  At this point, it is not known how much the individuals might recover through the receivership.  The individuals have indicated that they believe they may have claims against PIC under the Oregon law for rescission, interest and attorneys fees.  PIC believes it has meritorious defenses and, if litigation is filed, PIC intends to defend this matter vigorously.

In January 2006, PIC received notice of a customer complaint against a former PIC registered representative.  The customer has indicated that her accounts declined in value by approximately $500,000.  The customer has asserted that the former registered representative failed to implement strategies and techniques to provide for safety and preservation of capital in her accounts and asserts that the registered representative made misrepresentations regarding the handling of her accounts.  The customer has not indicated that she plans to pursue litigation against PIC.  At this time, the customer has requested that the former registered representative compensate her for the decline in value of her account and return any fees earned by the former registered representative.  PIC has not had an opportunity to investigate this complaint.

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

NOTE M – NET CAPITAL REQUIREMENT

The Subsidiary is subject to the Securities and Exchange Commission Uniform Net Capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2005, the Subsidiary had net capital of $22,696,747, which was $22,308,476 in excess of its required net capital of $388,271. The Subsidiary’s net capital ratio was 0.26 to 1. The minimum requirements may effectively restrict the payment of cash dividends to the Company.

NOTE N – CONCENTRATION OF RISK

The Subsidiary’s trading and investment securities include investments in the common stock of the following companies, which represent more than 10 percent of trading and investment securities at December 31, 2005 and 2004:

As of December 31, 2005:

Company	Investment Amount Dec. 31, 2005	Percentage of Total
ICOP Digital	$4,435,039	13.1
Charles and Colvard, Ltd.	16,890,351	49.7
Total	$21,325,390	62.8

As of December 31, 2004:

Company	Investment Amount Dec. 31, 2004	Percentage of Total
AVI Biopharma	$2,760,511	11.6
Charles and Colvard, Ltd.	11,479,719	48.2
Total	$14,240,230	59.8

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

NOTE P – SUBSEQUENT EVENTS

On December 22, 2005, the Company announced the authorization by the Board of Directors of a $0.30 special cash dividend to shareholders of record on January 17, 2006. The dividend payment date is February 10, 2006.

On March 1, 2006, the Company announced that the Board of Directors approved a two-for-one stock split of the common stock to be effected in the form of a stock dividend. The stock split will be effected by issuing one additional share of common stock for each outstanding share of common stock. The record date of the forward split is March 15, 2006 and payable on March 29, 2006. The common stock will trade on a split basis beginning at market open on March 30, 2006. The effect of the stock split on earnings per share for fiscal years ended December 31, 2003 through 2005 is as follows:

	2005	2004	2003
Basic earnings per share	1.36	0.55	0.65
Diluted earnings per share	1.35	0.55	0.65
Weighted average common shares outstanding:
Basic	6,262,886	6,366,388	6,233,572
Diluted	6,295,264	6,373,778	6,263,210

NOTE Q – NONOPERATING INCOME

In March 2005 the Subsidiary paid $1.1 million to settle a lawsuit (eDigital). This amount was included in accounts payable and accrued liabilities as of December 31, 2004. The Subsidiary paid the settlement amount because the insurance company, who previously agreed to pay the settlement, refused to pay. The Subsidiary was successful in the lawsuit filed against the insurance carrier to recover the settlement amount.  Included in other income in 2005 is $1.1 million settlement recovery.

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

December 31, 2005

Description	Number of Warrants	Exercise Price Per Share/Unit	Expiration Date

Beta Oil & Gas, Inc. ERC* 06-29-01	1,850	$9.25	2006, 06/29
Creative Products Intl. ERC 07-01-01	30,000	$1.50	2006, 06/30
Daystar Technologies, Inc. (units) ERC 02-05-05	25,000	$6.00	2009, 02/05
ICOP Digital, Inc. (units) ERC 01-04-06	100,750	$9.90	2010, 07/08
ICOP Digital, Inc. (common+warrant) ERC 01-08-06	25,187	$5.92	2010, 07/08
I-Sector Corp. (units) ERC 05-07-05	29,653	$19.92	2009, 05/07
Lumera Corporation ERC 7-23-05	346,085	$8.34	2009, 07/22
microHelix, Inc. (units) ERC 11-16-02	127,462	$7.20	2006, 11/16
Milestone Scientific, Inc. ERC 02-17-05	34,610	$4.89	2009, 02/16
Milestone Scientific, Inc. (units) ERC 2-17-05	99,857	$7.82	2009, 02/16
Nuvim, Inc. (units) ERC 12-18-05	184,950	$1.20	2010, 06/20
Pacific Mercantile Bancorp ERC 12-08-04	136,118	$11.10	2008, 12/08
Path 1 Network Technologies (units) ERC 07-31-04	87,292	$12.96	2008, 07/30
Q Comm International, Inc. (units) ERC 06-25-04	61,552	$15.60	2008, 06/24
Smart Pros Ltd. (units) ERC 04-17-05	32,970	$15.30	2009, 10/19

* Date exercisable

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY INFORMATION—QUARTERLY FINANCIAL DATA (Unaudited)

December 31, 2005

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2005 (in thousands, except per share amounts):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$10,134	$17,996	$8,105	$3,501

Revenue less commissions/underwriting expense	6,794	13,525	4,113	705

Net income (loss)	2,568	6,072	738	(886)

Earnings per share (loss)

Basic	$0.81	$1.94	$0.24	$(0.29)

Diluted	0.81	1.93	0.24	(0.29)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$7,696	$4,747	$9,564	$10,908

Revenue less commission/underwriting expense	3,328	1,777	6,143	6,814

Net income (loss)	358	(252)	2,004	1,380

Earnings (loss) per share

Basic	$0.11	$(0.08)	$0.63	$0.43

Diluted	0.11	(0.08)	0.62	0.43

Schedule II

Paulson Capital Corp. and Subsidiary

Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003

Description	Balance Beginning of Year	Additions-Charges to Cost and Expenses	Deductions Write-offs	Balance at End of Year

Allowance for doubtful accounts:

Year ended Dec. 31, 2005	$—	$299,745	$299,745	$—
Year ended Dec. 31, 2004	—	684,429	684,429	—
Year ended Dec. 31, 2003	—	367,796	367,796	—