Form 10-Q
period 2006-03-31
PAULSON CAPITAL CORP
filed 2006-05-15
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(503) 243-6000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former year if changed since last report)

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

Common stock, no par value, 6,193,340 as of April 28, 2006

PAULSON CAPITAL CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	03/31/06	12/31/05
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$244,381	$129,549
Receivable from clearing organization	8,727,502	12,608,491
Notes and other receivables	845,087	1,081,528
Trading securities, at market value	2,150,867	1,558,564
Investment securities, at market value	23,618,202	32,401,808
Underwriter warrants, at estimated fair value	4,650,000	6,275,000
Prepaid and deferred expenses	577,147	674,328
Furniture and equipment, net	251,134	265,791

Total assets	$41,064,320	$54,995,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$392,481	$1,243,866
Payable to clearing organization	262,686	3,182,347
Compensation, employee benefits and payroll taxes	988,185	2,105,259
Securities sold, not yet purchased, at market value	84,580	23,033
Dividends payable	345	929,317
Income taxes payable	1,976,707	2,338,218
Deferred income taxes	1,164,851	5,408,000

Total liabilities	4,869,835	15,230,040

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 500,000 shares; issued and outstanding, no shares	—	—
Common stock, no par value; authorized, 10,000,000 shares; issued and outstanding, 6,187,940 at 03/31/06 and 6,195,448 at 12/31/05	1,815,598	1,817,100
Retained earnings	34,378,887	37,947,919

Total shareholders’ equity	36,194,485	39,765,019

Total liabilities and shareholders’ equity	$41,064,320	$54,995,059

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	03/31/06	03/31/05

Revenues
Commissions	$4,103,034	$4,141,057
Corporate finance	53,268	119,985
Investment income (loss)	(5,164,766)	5,152,499
Trading income	35,837	702,004
Interest and dividends	13,168	7,691
Other	1,173	11,169

	(958,286)	10,134,405
Expenses
Commissions and salaries	3,717,009	4,254,004
Underwriting expenses	35,000	—
Rent, telephone and quotation services	296,508	306,498
Professional fees	224,287	442,766
Travel and entertainment	42,032	60,146
Advertising and promotion expense	36,034	55,695
Settlement expense	—	262,168
Depreciation and amortization	21,873	23,057
Other	338,969	450,282

	4,711,712	5,854,616

Income before income taxes	(5,669,998)	4,279,789

Income tax expense (benefit)
Current	2,099,890	—
Deferred	(4,243,149)	1,711,930
	(2,143,259)	1,711,930

Net Income (Loss)	$(3,526,739)	$2,567,859

Basic and diluted earnings per share	$(0.57)	$0.40

Weighted average number of shares outstanding:
Basic	6,189,194	6,357,694
Diluted	6,189,194	6,365,906

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2006

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2005	6,195,448	$1,817,100	$37,947,919	$39,765,019

Redemption of common stock (unaudited)	(7,508)	(1,502)	(42,293)	(43,795)

Net loss for the period (unaudited)	—	—	(3,526,739)	(3,526,739)

Balance at March 31, 2006 (unaudited)	6,187,940	$1,815,598	$34,378,887	$36,194,485

The accompanying notes are an integral part of this statement.

PAULSON CAPITAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	03/31/06	03/31/05

Cash flows from operating activities
Net income (loss)	$(3,526,739)	$2,567,859
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Receipt of underwriter warrants	—	—
Unrealized (appreciation) depreciation/expiration of underwriter warrants	1,625,000	(1,584,000)
Noncash compensation associated with underwriter warrants	—	—
Depreciation and amortization	21,873	23,057
Deferred income taxes	(4,243,149)	1,711,930
Change in assets and liabilities
Receivables	236,441	(255,717)
Receivables from/payable to clearing organization	961,328	(589,956)
Trading and investment securities	8,191,303	611,834
Prepaid and deferred expenses	97,181	132,403
Accounts payable and accrued liabilities	(1,968,459)	(2,059,342)
Dividends payable	(928,972)	—
Securities sold, not yet purchased	61,547	69,557
Income taxes payable	(361,511)	—
Loss on disposal of furniture and equipment	1,486	—

Net cash provided by operating activities	167,329	627,625

Cash flows from investing activities
Additions to furniture and equipment	(8,702)	(17,988)

Cash flows from financing activities
Dividends paid to common shareholders	—	(476,564)
Payments to retire common stock	(43,795)	(128,653)

Net cash (used in) financing activities	(43,795)	(605,217)

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,832	4,420

Cash and cash equivalents at beginning of period	129,549	132,845

Cash and cash equivalents at end of period	$244,381	$137,265

Cash paid during the period for:

Income taxes	$2,470,275	$19,527

The accompanying notes are an integral part of these statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

These financial statements are those of the Company and its wholly owned subsidiary, Paulson Investment Company (“PIC”). In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2006 and its results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and Form 10-K of the Company for the fiscal year ended December 31, 2005.

2.     Dividend

On December 22, 2005, the Company announced the authorization by the Board of Directors of a $0.30 special cash dividend to shareholders of record on January 17, 2006. The dividend payment date was February 10, 2006.

3.     Securities Owned

Gains and losses from the disposition and appreciation/depreciation of trading securities are reflected as trading revenues in the statement of operations for the period. Gains and losses from the disposition and unrealized gains/losses of investment securities are reflected as investment revenues in the statement of operations for the period. Investment securities may be held for the long term or sold pursuant to the intention of management.

4.     Commitments and Contingencies

In October 2002, PIC was named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP. The lawsuit was filed in U.S. District Court for the District of New Jersey. It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including PIC, arising out of two follow-on offerings of Suprema Specialties, Inc. PIC participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, agreeing to underwrite 75,000 shares in total, although the amount actually retained by PIC appears to be only 35,000 shares. The stock was sold in the August 25, 2000 offering at a price of $8.00 per share. Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001. The federal district court dismissed the claims against PIC. On appeal, the United States Third Circuit Court of Appeals affirmed the dismissal of the plaintiffs’ claims for violation of Rule 10b-5 but reversed as to the dismissal of claims under Section 11 of the Securities Act of 1933. The common law fraud and negligence claims also remain in the case. PIC believes its liability under Section 11 is limited to the amount of shares either underwritten or actually retained by PIC in the offering. Discovery has not yet begun. PIC believes it has meritorious defenses and intends to defend this matter vigorously.

In December 2005, PIC received notice of possible claims being asserted against it by three individuals who invested in Wood River Partners LP(“Wood River”). All of the investors purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of PIC. Along with his brother, they have indicated that they paid $1,050,000 for their interests in Wood River. The other individual has indicated that he paid $2,700,000 for his interest in Wood River. The SEC sued Wood River in October 2005, and a receiver currently runs Wood River. At this point, it is not known how much the individuals might recover through the receivership. The individuals have indicated that they believe they may have claims against PIC under the Oregon Securities Law for rescission, interest and attorney fees. PIC believes it has meritorious defenses and, if litigation is filed, PIC intends to defend this matter vigorously.

In January 2006, PIC received notice of a customer complaint against a former PIC registered representative. The customer has indicated that her accounts declined in value by just over $500,000. The customer has asserted that the former PIC registered representative failed to implement strategies and techniques to provide for safety and preservation of capital in her accounts. She asserts that the registered representative made misrepresentations regarding the handling of her accounts. The customer has not indicated that she plans to pursue litigation against PIC. At this time, the customer has requested that the former registered representative compensate her for the decline in value of her account and return any fees earned by the former registered representative. PIC has not had an opportunity to investigate this complaint.

An adverse outcome in certain of the matters described above could have a material adverse effect on PIC or the Company. PIC either has been named in certain other legal proceedings or is aware of certain complaints that may lead to legal proceedings. The Company believes, based upon information received to date and, where the Company believes it appropriate, discussions with legal counsel, that resolution of additional pending or threatened litigation will have no material adverse effect on the consolidated financial condition, results of operations, or business of the Company.

5.     Stock Options

Prior to January 1, 2006, the Company accounted for stock options granted to employees under APB No. 25, “Accounting for Stock Issued to Employees” and only adopted the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation.” On January 1, 2006, using the modified prospective method of adoption, the Company adopted SFAS 123(R), “Share Based Payment,” which requires that compensation costs relating to share-based payments be recognized in the Company’s financial statements rather than a disclosure only in the notes to the financial statements as previously allowed.

SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (January 1, 2006). The Company did not grant any stock options during the three month period ending March 31, 2006, and there was no unvested portion of awards outstanding as of January 1, 2006. As a result, no share based compensation expense has been recorded in the accompanying Consolidated Statements of Operations.

Upon adoption of FAS 123(R), the Company maintained its method of valuation of employee stock options granted using the Black-Scholes option pricing model which was previously used for the disclosure only provisions allowed under SFAS 123. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including risk free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. To the extent share based payment awards are granted in future periods, the Company will recognize the related expense over the requisite service period based on the portion of awards that are ultimately expected to vest during the period.

6.     Earnings Per Share

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three months ended March 31, 2006 and March 31, 2005.

	Income (Loss)	Weighted Average Shares	Per Share Amount
	(Numerator)	(Denominator)

Three Months Ended March 31, 2006 loss available to common shareholders	$(3,526,739)	6,189,644	$(0.57)

Effect of dilutive securities – options	—	—

Diluted earnings per share	$(3,526,739)	6,189,644	$(0.57)

Three Months Ended March 31, 2005 Income available to common shareholders	$2,567,859	6,357,694	$0.40

Effect of dilutive securities – options	—	8,212

Diluted earnings per share	$2,567,859	6,365,906	$0.40

For the three months ending March 31, 2006, the Company had stock options covering 193,000 shares that were not considered in the diluted earnings per share calculation since their effect would have been antidilutive.

7.     Recently Issued Accounting Pronouncements

In September 2005, the Securities Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. This extension is the second one-year extension from the originally established July 15, 2005 compliance date. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2007.

8.     Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

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

A substantial portion of our investment banking business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for this activity, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which PIC cannot exercise the warrants. The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

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

Three Months Ended March 31, 2006 v. March 31, 2005

			Three Months Ended
	Increase/(Decrease)	Percent Change	March 31, 2006	March 31, 2005
Revenues:
Sales Commissions	$(38,023)	(1.0)	$4,103,034	$4,141,057
Corporate Finance	(66,717)	(55.6)	53,268	119,985
Investment Income	(10,317,265)	(200.2)	(5,164,766)	5,152,499
Trading Income	(666,167)	(94.9)	35,837	702,004
Other	(4,519)	(24.0)	14,341	18,860

Total	(11,092,691)	(109.5)	(958,286)	10,134,405

Expenses:
Commissions and Salaries	(536,995)	(12.6)	3,717,009	4,254,004
Settlement Expense	(262,168)	NA	—	262,168
Rent, Telephone & Quotes	(9,990)	(3.3)	296,508	306,498
Professional Fees	(218,479)	(49.3)	224,287	442,766
Other	(115,272)	(19.5)	473,908	589,180

Total	(1,142,904)	(19.5)	4,711,712	5,854,616

Pretax Income (Loss)	$(9,949,787)	(232.5)	$(5,669,998)	$4,279,789

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Revenues

Total revenues for the first quarter of 2006 decreased $11.1 million from the same quarter of the prior year primarily as a result of a decrease in investment income. Investment income decreased approximately $10.3 million in the first quarter of 2006 as compared to the first quarter of 2005. Investment income can be volatile period-over-period based on the fact it is driven by the market value or fair value of the securities and underwriter warrants held by the Company. Investment income consists of (1) the unrealized appreciation and depreciation of securities held based on quoted market prices, (2) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon the Company’s estimate of their fair value, (3) the realized gain and loss on the sale of securities with quoted market prices and securities that are not readily marketable, and (4) the unrealized appreciation and depreciation of underwriter warrants held by the Company. The net depreciation/expiration/exercise of underwriter warrants of approximately $1.6 million during the first quarter of 2006, compared unfavorably to the net appreciation of underwriter warrants of $1.6 million first quarter of 2005. During the first quarter of 2006, the Company’s realized gains totaled $6.6 million and unrealized losses totaled $11.2 million including the unrealized loss on the underwriter warrants. There was no change in the estimated fair value of securities not readily marketable during the first quarter of 2006.

Corporate finance revenue decreased approximately $66,700 from the first quarter of 2005 to the first quarter of 2006. The Company did not complete an initial public offering in either of the two respective quarters. In addition to initial public offerings, the Company completes other types of offerings including private investments in public entities (PIPEs) as well transactions in which another investment banking firm is the lead underwriter. The Company completed fewer PIPEs and other offerings in the first quarter of 2006 as compared to the first quarter of 2005.

As shown in the table above, sales commissions—which are commissions generated from the retail stock brokerage business—decreased approximately $38,000 during the first quarter of 2006 as a result of a modest decrease in trading activity. The total number of customer trades executed by the Company’s stock brokers in the first quarter of 2006 was about 26,500 compared to about 29,700 trades in the first quarter of 2005.

Trading income decreased approximately $666,000 in the first quarter of 2006 as compared to the first quarter of 2005, as a result of weaker performance from a couple of the securities in which the Company makes a market. PIC’s focus is on very small capitalization issues, especially those tied to PIC’s corporate finance clients. Trading income can be volatile period-over-period based on the fact it is driven by the market value or fair value of the securities in which the Company makes a market.

Expenses

Total expenses decreased approximately $1.1 million in the first quarter of 2006 from the first quarter of 2005, a decrease of 19.5 percent. The largest dollar decrease was in commissions and salaries with a decrease of approximately $537,000 in the first quarter of 2006 as compared to the same period of the prior year. This decrease is primarily attributable to lower commission expense resulting from lower revenues. There was no significant difference in administrative salary expense between the two respective quarters. During the first quarter of 2005 the Company had significant activity related to legal settlements, with comparably less activity during the first quarter of 2006 resulting in an approximate $218,000 decrease in professional fees. Settlement expense decreased approximately $262,000 as a result of no actual or estimated legal settlements during the first quarter of 2006. Other expenses decreased approximately $115,000, or 19.5 percent. The decrease in other expenses is attributable to an approximate $18,000 decrease in travel and entertainment as the Company sponsored a broker appreciation trip in the first quarter of 2005 with no comparable trip in the first quarter of 2006 and a $20,000 decrease in advertising and promotion as the Company became more focused in its advertising strategy. The remainder of the net decrease in other expenses consists of increases and decreases in various expense categories.

Income

The Company had pretax loss of approximately $5.7 million in the first quarter of 2006 compared to pretax income of approximately $4.3 million in the first quarter of 2005. Independent of the change in the Black-Scholes value of the underwriter warrants and the income and expense associated with the receipt of the underwriter warrants during the first quarter of each respective year, the Company would have had pretax loss totaling $4.0 million for the first quarter of 2006, compared with pretax income of approximately $2.7 million for the first quarter of 2005. Because of changes in the values of underlying securities and other factors, significant fluctuations in the value of underwriter warrants often occur in PIC’s revenues and operating results from one period to another.

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

PIC borrows money from National Financial Services, its clearing firm, in the ordinary course of its business, pursuant to an understanding under which the clearing firm agrees to finance PIC’s trading accounts. As of March 31, 2006, no net loans were outstanding pursuant to this arrangement. PIC and the Company are generally able to meet their compensation and other obligations out of current liquid assets.

Another source of capital to PIC and the Company has been the underwriter warrants issued to PIC in connection with its corporate finance activities and the sale of the underlying securities. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon PIC’s ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At March 31, 2006, PIC owned 14 underwriter warrants, all of which were then exercisable; one had an exercise price below the March 31, 2006 market price of the securities receivable upon exercise. The intrinsic value of this warrant is $1.2 million. There is little or no direct relationship between the intrinsic value of PIC’s underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes pricing model, as described more fully in Critical Accounting Policies above. The prices of these securities are influenced by general movements in the prices of OTC securities as well as the success of the issuers of the underwriter warrants. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in the Company’s estimate of their value can be expected in the future. In the three months ended March 31, 2006, the Company exercised one underwriter warrant.

In the three months ended March 31, 2006, approximately $167,000 of net cash was provided by operating activities. The major adjustments to reconcile this result to the Company’s net income include the following items that are positive adjustments to or provided cash to operating activities: depreciation/expiration/exercise of underwriter warrants of approximately $1.6 million; a decrease in trading and investment securities of $8.2 million; and a decrease in receivable from clearing organization of approximately $961,000. The following items are negative adjustments to or a use of cash for operating activities: a decrease in deferred income tax liability of approximately $4.2 million; a decrease in accounts payable and accrued liabilities of approximately $2.0 million; a decrease in dividends payable of approximately $929,000; and a decrease in current income taxes payable of approximately $361,000. Net cash used in investing activities in the first three months of 2006 consisted of additions to furniture and equipment of approximately $8,700. Net cash used in financing activities in the first three months of 2006 consisted of payment of approximately $44,000 to retire common stock. As a securities broker-dealer, PIC is required by SEC regulations to meet certain liquidity and capital standards. We believe we are in compliance with these standards.

At March 31, 2006, the Company had no material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market risk is the risk of loss to the Company resulting primarily from changes in equity prices and to a significantly lesser extent, interest rates and foreign currency rates. The Company has exposure to market risk through the market-making and trading operations of PIC, its broker-dealer subsidiary. In connection with these activities, PIC maintains inventories in order to ensure availability of securities and to facilitate client transactions as well as trading for its own proprietary equity investment account. PIC was a market-maker for 46 equity securities from 42 different issuers and no tax exempt or taxable debt obligations at March 31, 2006.

	March 31, 2006		December 31, 2005
	Trading and investment securities	Securities sold but not yet purchased	Trading and investment securities	Securities sold but not yet purchased
Marketable equity and other securities at fair value	$25,749,122	$84,580	$33,955,365	$23,033

Marketable debt securities	19,947		5,007	—

Total marketable equity, debt and other securities at fair value	$25,769,069	$84,580	$33,960,372	$23,033

Changes in the value of PIC’s trading inventories and its proprietary investment accounts result primarily from fluctuations in equity prices as well as changes in interest rates and general market and economic conditions. PIC’s primary method of controlling risk in its trading inventories and investment accounts is through daily monitoring and use of position limits. PIC’s trading inventories consist primarily of Nasdaq and over-the-counter equity securities: as of March 31, 2006, the equity trading inventory limit was $2 million and the fixed income limit was $500,000. PIC’s trading activities were within these limits at March 31, 2006. Position limits in trading inventory accounts are monitored on a daily basis as are limit exceptions. Debt obligation trading inventories are relatively small, since, for the most part, these securities are purchased only upon orders from customers. Consolidated positions and exposure reports are prepared and reviewed monthly by the Senior Vice President of Trading. Trading also monitors inventory levels and trading results on a monthly basis, with particular focus on position concentration, liquidity and volatility. Trading prepares summary results every month to record each position at fair market value, which can require adjustments for lack of liquidity, high concentration or other reasons.

Value at Risk

In addition to the management procedures and processes we use to monitor and limit risk, we also apply an industry standard statistical model known as Value-at-Risk (“VaR”) to the public securities in our portfolios to estimate the potential losses that could arise from changes in market conditions. VaR seeks to predict the risk of loss based on historical and/or market-implied price and volatility patterns by estimating the probability of the value of a financial instrument rising above or falling below a specified amount. Our non-public investments are not included in the VaR analysis because the model requires historical trading prices as one of its inputs. Our bond position ($19,900) at March 31, 2006 is subject to the risk associated with the loss in value from a change in interest rates. Based on the size of the position we concluded that the potential loss from our bond holding is negligible so the bond was not included in the VaR analysis. Our calculations are based on a methodology that uses a one-day interval and a 95% confidence level, which means that there was a 5% chance that our securities portfolios could suffer a loss equivalent to the VaR on any one trading day during the past year.

The following table sets forth the VaR for our overall portfolio of public equities for the year ended March 31, 2006:

	Investments	Trading
VaR	$1,033,721	$44,355
Portfolio value (net)	$18,117,306	$2,023,726
VaR as a percentage of portfolio value	5.7%	2.2%

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

VaR calculations have inherent limitations, particularly in the case of low volume, small cap equities, which constitutes a large percentage of our portfolio value. The historical data on which the VaR is based may not accurately predict future market risk and the calculation has no input that reflects the liquidity of the equities in the portfolio, so the VaR for a one-day horizon does not capture the market risk of positions that could not be liquidated, or that could only be liquidated at a very low price in any one-day period. There can be no assurance that the actual losses would not exceed the VaR for any one-day period.

Equity Price Risk

PIC is exposed to significant equity price risk as a result of its customer transactions and market-making activity in equity securities and its concentrations in a limited number of equities, many of which are related to its investment banking projects. PIC’s broker-dealer activities are client-driven, with the objective of meeting its clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventories in equities, many of which are volatile, and some of which are illiquid, micro and small cap securities. PIC attempts to reduce the risk of loss inherent in this activity by monitoring these securities positions continuously throughout each day. The average aggregate inventory held in PIC’s proprietary investment accounts during the quarter ended March 31, 2006 was approximately $27.6 million. Prices of the marketable equities held in these accounts are readily available and monitored on a continuous basis.

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

(b)           For the quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 to Condensed Consolidated Financial Statements in Part I.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Paulson Capital Corp. Total Number of Shares Purchased		(b) Paulson Capital Corp. Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
01/01/06 to 01/31/06	7,500		$5.84	7,500	345,674
02/01/06 to 02/28/06	8		$5.75	8	345,666
03/01/06 to 03/31/06	—		—	—	345,666
Total	7,508	(1)	$5.84	7,508	345,666

All of the shares reflected in column (c) were open-market transactions as part of a corporate plan for stock repurchase. The stock repurchase plan, approved by the board of directors on September 17, 2001, authorizes the repurchase of up to 600,000 shares; a total of 254,334 shares have been repurchased through March 31, 2006. There is no expiration date on the stock repurchase plan.

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

PAULSON CAPITAL CORP.

Date: May 15, 2006	By:	/s/ CHESTER L.F. PAULSON
Chester L.F. Paulson
President
Principal Executive Officer

Date: May 15, 2006	By:	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer