Form 10-Q
period 2006-06-30
PAULSON CAPITAL CORP
filed 2006-08-14
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-18188

PAULSON CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 SW Naito Parkway, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  503-243-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	6,167,132
(Class)	(Outstanding at August 4, 2006)

PAULSON CAPITAL CORP. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Paulson Capital Corp. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$124,492	$129,549
Receivable from clearing organization	7,018,629	12,608,491
Notes and other receivables	668,537	1,081,528
Trading securities, at market value	3,580,064	1,558,564
Investment securities, at market value	23,752,654	32,401,808
Underwriter warrants, at estimated fair value	5,860,000	6,275,000
Prepaid and deferred expenses	392,393	674,328
Furniture and equipment, net	305,060	265,791

Total Assets	$41,701,829	$54,995,059

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$352,605	$1,243,866
Payable to clearing organization	1,306,118	3,182,347
Compensation, employee benefits and payroll taxes	811,127	2,105,259
Securities sold, not yet purchased, at market value	911	23,033
Dividends payable	345	929,317
Income taxes payable	961,082	2,338,218
Deferred income taxes	1,492,375	5,408,000

Total Liabilities	4,924,563	15,230,040

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,170,132 and 6,195,448	1,831,866	1,817,100
Retained earnings	34,945,400	37,947,919
Total Shareholders’ Equity	36,777,266	39,765,019

Total Liabilities and Shareholders’ Equity	$41,701,829	$54,995,059

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Commissions	$4,076,360	$3,743,269	$8,179,394	$7,884,326
Corporate finance	3,178,920	465,970	3,232,188	585,955
Investment income (loss)	75,735	12,361,430	(5,089,031)	17,513,929
Trading income (loss)	(254,547)	1,410,822	(218,710)	2,112,826
Interest and dividends	12,996	14,454	26,164	22,145
Other	440	165	1,614	11,334
	7,089,904	17,996,110	6,131,619	28,130,515

Expenses
Commissions and salaries	4,727,534	6,152,185	8,444,543	10,406,189
Underwriting expenses	132,446	134,172	167,446	134,172
Rent, telephone and quotation services	289,758	285,601	586,266	592,099
Professional fees	226,090	346,350	450,377	789,116
Travel and entertainment	211,307	100,923	253,339	161,069
Advertising and promotion expense	49,669	89,615	85,703	145,310
Settlement expense	4,750	256,375	4,750	518,543
Depreciation and amortization	22,604	22,703	44,477	45,760
Other	362,064	486,720	701,033	937,002
	6,026,222	7,874,644	10,737,934	13,729,260

Income (loss) before income taxes	1,063,682	10,121,466	(4,606,315)	14,401,255

Income tax expense (benefit):
Current	14,749	—	2,114,639	—
Deferred	327,524	4,048,572	(3,915,625)	5,760,502
	342,273	4,048,572	(1,800,986)	5,760,502

Net income (loss)	$721,409	$6,072,894	$(2,805,329)	$8,640,753

Basic net income (loss) per share	$0.12	$0.97	$(0.45)	$1.37

Diluted net income (loss) per share	$0.12	$0.97	$(0.45)	$1.37

Shares used in per share calculations:
Basic	6,183,719	6,263,504	6,186,441	6,310,812
Diluted	6,231,599	6,279,622	6,186,441	6,326,842

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(2,805,329)	$8,640,753
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(2,312,907)	(303,056)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	1,939,144	(1,906,400)
Noncash compensation associated with underwriter warrants	788,763	95,456
Depreciation and amortization	44,477	45,760
Deferred income taxes	(3,915,625)	5,760,502
Loss on disposal of furniture and equipment	1,486	—
Change in assets and liabilities
Receivables	412,991	(1,018,237)
Receivables from/payable to clearing organization	3,713,633	(742,848)
Trading and investment securities	6,627,654	(10,943,071)
Prepaid and deferred expenses	281,935	311,862
Accounts payable, accrued liabilities and compensation payables	(2,185,393)	323,257
Dividends payable	(928,972)	—
Securities sold, not yet purchased	(22,122)	(32,976)
Income taxes payable	(1,377,136)	861,126
Net cash provided by operating activities	262,599	1,092,128

Cash flows from investing activities:
Additions to furniture and equipment	(85,232)	(71,777)

Cash flows from financing activities:
Proceeds from stock option exercise	21,030	61,530
Dividends paid to common shareholders	—	(476,564)
Payments to retire common stock	(203,454)	(599,085)
Net cash used in financing activities	(182,424)	(1,014,119)

Increase (decrease) in cash and cash equivalents	(5,057)	6,232

Cash and cash equivalents:
Beginning of period	129,549	132,845

End of period	$124,492	$139,077

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,491,775	$19,705

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of June 30, 2006 and December 31, 2005 and for the three and six-month periods ended June 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from our 2005 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Dividend

Pursuant to a December 22, 2005 authorization by our Board of Directors, in February 2006, we paid a special cash dividend of $0.30 per share to shareholders of record on January 17, 2006.  The dividend paid totaled $0.9 million.

Note 3.  Stock Split

On March 1, 2006, we announced that our Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend. The stock split was effected on March 29, 2006 by issuing one additional share of common stock for each share of common stock outstanding on March 15, 2006. All prior share and per share amounts have been adjusted for this stock split. Basic and diluted net income per share were adjusted as follows for the three and six-month periods ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Basic net income per share, as previously reported	$1.94	$2.74
Basic net income per share, as adjusted	$0.97	$1.37

Diluted net income per share, as previously reported	$1.93	$2.73
Diluted net income per share, as adjusted	$0.97	$1.37

Shares used for basic net income per share, as previously reported	3,131,752	3,155,406
Shares used for basic net income per share, as adjusted	6,263,504	6,310,812

Shares used for diluted net income per share, as previously reported	3,139,811	3,163,421
Shares used for diluted net income per share, as adjusted	6,279,622	6,326,842

Note 4.  Commitments and Contingencies

In October 2002, we were named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP. The lawsuit was filed in the U.S. District Court for the District of New Jersey. It asserts various federal securities law claims and common law fraud and negligent misrepresentation against numerous defendants, including us, arising out of two follow-on offerings of Suprema Specialties, Inc. We participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, agreeing to underwrite 75,000 shares in total, although the amount actually retained by us appears to be only 35,000 shares. The stock was sold in the August 25, 2000 offering at a price of $8.00 per share. Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001. The federal district court dismissed the claims against us. On appeal, the U. S. Third Circuit Court of Appeals affirmed the dismissal of the plaintiffs’ claims for violation of Rule 10b-5 but reversed as to the dismissal of claims under Section 11 of the Securities Act of 1933. Subsequently, the plaintiffs stipulated that they will not be asserting a claim for common law fraud against us. The negligent misrepresentation claim remains in the case. We believe our liability under Section 11 is limited to the amount of shares either underwritten or actually retained by us in the offering. Discovery has begun, but has not yet been completed. We believe we have meritorious defenses and intend to defend this matter vigorously.

In December 2005, we received notice of possible claims being asserted against us by two brothers who invested in Wood River Partners LP (“Wood River”). The brothers purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of ours, but the other is not. The brothers have indicated that they paid $1,050,000 for their interests in Wood River. The SEC sued Wood River in October 2005, and a receiver currently runs Wood River. At this point, it is not known how much the individuals might recover through the receivership. The individuals have indicated that they believe they may have claims against us under the Oregon Securities Laws for rescission, interest and attorney fees. We believe we have meritorious defenses and, if litigation is filed, we intend to defend this matter vigorously.

In January 2006, we received notice of a customer complaint against one of our former registered representatives. The customer has indicated that her accounts declined in value by just over $500,000. The customer has asserted that our former registered representative failed to implement strategies and techniques to provide for safety and preservation of capital in her accounts. She asserts that the registered representative made misrepresentations regarding the handling of her accounts. The customer has indicated that she plans to pursue litigation against us if the matter is not resolved. At this time, the customer has requested that the former registered representative compensate her for the decline in value of her account and return any fees earned by the former registered representative. We believe we have meritorious defenses and, if litigation is filed, we intend to defend this matter vigorously.

On or about March 30 2006, we were added as an additional respondent in an NASD arbitration matter.  The claimants seek approximately $2 million in damages against numerous respondents.  Of that amount, claimants’ attorney has indicated that the claimants seek approximately $200,000 in damages against us.  We have filed a motion to dismiss the claims against us, which is currently pending. The arbitration hearing is scheduled for January 2007. We believe we have meritorious defenses and, if our motion to dismiss is denied, we intend to defend this matter vigorously.

An adverse outcome in certain of the matters described above could have a material adverse effect on our results of operations, cash flow or financial condition. We have either been named in certain other legal proceedings or are aware of certain complaints that may lead to legal proceedings. We believe, based upon information received to date and, where we believe it appropriate, based on discussions with legal counsel, that resolution of additional pending or threatened litigation will have not have a material adverse effect on our results of operations, cash flow or financial condition.

Note 5.  Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and

related interpretations.  We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. We did not have any unrecognized expense related to awards outstanding at the date of adoption since they were all fully vested. For future awards, expense calculated pursuant to SFAS No. 123R will be recognized as compensation expense using the Black-Scholes option pricing model over the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

There were no options granted and no pro forma stock-based compensation expense as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in the prior periods presented.

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the plan. At June 30, 2006, 521,000 options were available for grant and 708,000 shares of our common stock were reserved for issuance related to the Plan.  The Plan provides for the grant of incentive stock options and nonqualified stock options. There were no options granted during the first six months of 2006.

Certain information regarding options outstanding and exercisable as of June 30, 2006 was as follows:

Options Outstanding and Exercisable
Number	187,000
Weighted average per share exercise price	$3.93
Aggregate intrinsic value	$406,315
Weighted average remaining contractual term	1.7 years

As of June 30, 2006, there was no unrecognized stock-based compensation.

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  There were no stock options granted during the three and six-month periods ended June 30, 2006 or 2005.

Since our options are fully vested upon the date of grant, we recognize the related stock-based compensation expense at that time. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

	Three and Six Months Ended June 30,
	2006	2005
Weighted average grant-date per share fair value of share options granted	$—	$—
Total intrinsic value of share options exercised	25,230	22,420
Stock-based compensation recognized in results of operations	—	—
Cash received from options exercised	21,030	61,530
Tax deduction realized related to stock options exercised	25,230	22,420

Note 6.  Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares used for basic income (loss) per share	6,183,719	6,263,504	6,186,441	6,310,812
Effect of dilutive stock options	47,880	16,118	—	16,030
Shares used for diluted net income (loss) per share	6,231,599	6,279,622	6,186,441	6,326,842

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	—	—	187,000	—

Note 7. Selection of New Clearing Firm

In June 2006, we announced that, effective September 2006, RBC Dain Correspondent Services (“DCS”) will become our new clearing firm, replacing National Financial Services, LLC (“NFS”).

Note 8. Repurchases of Common Stock

In the first six months of 2006, we repurchased a total of 31,316 shares of our common stock for a weighted average price of $6.50 per share, which totaled $203,000. The amount paid above the original issue price, which totaled $197,000, was offset against retained earnings.

Note 9. New Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are currently analyzing the effects of adopting Interpretation No. 48 and do not expect any material affect on our financial position.

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.   SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No 133 and 140.” SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

Note 10. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 11. Subsequent Events

In July 2006, we completed an initial public offering where we raised approximately $16.5 million for Ascent Solar Technologies, Inc.

In August 2006, we settled one of our outstanding legal matters for $180,000, which will be recorded as a component of settlement expense in the third quarter of 2006.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

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

Overview

Substantially all of our business consists of the securities brokerage and corporate finance activities of our wholly-owned subsidiary, Paulson Investment Company, Inc., which has operations in four principal categories, all of them in the financial services industry. These categories are:

•                  securities brokerage activities for which we earn commission revenues;

•                  corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;

•                  securities trading from which we record profit or loss, depending on trading results; and

•                  investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in a public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

Our investment income or loss and, to a lesser extent, our trading income or loss is affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme. The result of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss from these operations and substantial increases or decreases in our net worth as our securities holdings are marked to market.

A substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one-year in which we cannot exercise the warrants. The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with our PIPEs, which have varying terms and conditions.

Critical Accounting Policies and Use of Estimates

Except for the addition of the Stock-Based Compensation information below, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 29, 2006.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors. Upon adoption of SFAS No. 123R, we maintained our method of valuation of employee stock options granted using the Black-Scholes option pricing model which was previously used for the disclosure only provisions allowed under SFAS No. 123. Our determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of variables, including risk free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. To the extent share based payment awards are granted in future periods, we will recognize the related expense over the requisite service period based on the portion of awards that are ultimately expected to vest during the period.

Results of Operations

Our revenues and operating results are influenced by fluctuations in the equity markets as well as general economic and market conditions, particularly conditions in the over-the-counter market, where our investment and trading positions and the underlying stock for the underwriter warrants are heavily concentrated. Significant fluctuations can occur in our revenues and operating results from one period to another. Our results of operations depend upon many factors, such as the number of companies that are seeking financing, the quality and financial condition of those companies, market conditions in general, the performance of our previous underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from year to year. Our revenues include the following:

•                  Commissions, which represent amounts earned from our retail securities brokerage activities;

•                  Corporate finance revenues, which are a function of total proceeds from offerings done during the period, compensation per offering and the fair value of underwriter warrants received;

•                  Investment income (loss), which includes (i) the unrealized appreciation and depreciation of securities held based on quoted market prices, (ii) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon our estimate of their fair value, (iii) realized gains and losses on the sale of securities with quoted market prices and securities that are not readily marketable, and (iv) the unrealized appreciation and depreciation of underwriter warrants held; and

•                  Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following tables set forth the changes in our operating results in the three and six-month periods ended June 30, 2006 compared to the three and six-month periods ended June 30, 2005:

	Three Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Commissions	$4,076,360	$3,743,269	$333,091	8.9%
Corporate finance	3,178,920	465,970	2,712,950	582.2
Investment income	75,735	12,361,430	(12,285,695)	(99.1)
Trading income (loss)	(254,547)	1,410,822	(1,665,369)	(118.0)
Interest and dividends	12,996	14,454	(1,458)	(10.1)
Other	440	165	275	166.7
Total revenues	7,089,904	17,996,110	(10,906,206)	(60.6)
Expenses:
Commissions and salaries	4,727,534	6,152,185	(1,424,651)	(23.2)
Underwriting expenses	132,446	134,172	(1,726)	(1.3)
Rent, telephone and quotation services	289,758	285,601	4,157	1.5
Professional fees	226,090	346,350	(120,260)	(34.7)
Travel and entertainment	211,307	100,923	110,384	109.4
Settlement expense	4,750	256,375	(251,625)	(98.1)
All other	434,337	599,038	(164,701)	(27.5)
Total expenses	6,026,222	7,874,644	(1,848,422)	(23.5)
Income before income taxes	$1,063,682	$10,121,466	$(9,057,784)	(89.5)

	Six Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Commissions	$8,179,394	$7,884,326	$295,068	3.7%
Corporate finance	3,232,188	585,955	2,646,233	451.6
Investment income (loss)	(5,089,031)	17,513,929	(22,602,960)	(129.1)
Trading income (loss)	(218,710)	2,112,826	(2,331,536)	(110.4)
Interest and dividends	26,164	22,145	4,019	18.1
Other	1,614	11,334	(9,720)	(85.8)
Total revenues	6,131,619	28,130,515	(21,998,896)	(78.2)
Expenses:
Commissions and salaries	8,444,543	10,406,189	(1,961,646)	(18.9)
Underwriting expenses	167,446	134,172	33,274	24.8
Rent, telephone and quotation services	586,266	592,099	(5,833)	(1.0)
Professional fees	450,377	789,116	(338,739)	(42.9)
Travel and entertainment	253,339	161,069	92,270	57.3
Settlement expense	4,750	518,543	(513,793)	(99.1)
All other	831,213	1,128,072	(296,859)	(26.3)
Total expenses	10,737,934	13,729,260	(2,991,326)	(21.8)
Income (loss) before income taxes	$(4,606,315)	$14,401,255	$(19,007,570)	(132.0)

Revenues

Commissions increased 8.9% and 3.7%, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005. The total number of trades, including mutual fund trades, executed by our brokers were 27,215 and 53,683 in the three and six-month periods ended June 30, 2006, respectively, compared to 24,380 and 54,064, respectively, in the comparable periods of 2005. We had 96 brokers at June 30, 2006 compared to 95 brokers at June 30, 2005.

Corporate finance income of $3.2 million in both the three and six-month periods ended June 30, 2006 primarily represented commissions earned from one initial public offering in which we raised $19.5 million for American Mold Guard, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition we completed several private transactions, including two PIPEs.

Corporate finance income of $0.5 million and $0.6 million, respectively, in the three and six-month periods ended June 30, 2005 primarily included commissions related to a small initial public offering in which we raised $3.0 million for Nuvim, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition we completed other small private transactions.

Investment income (loss) decreased $12.3 million and $22.6 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, primarily due to net losses related to underwriter warrants and unrealized depreciation of securities held in the 2006 periods compared to net gains related to the underwriter warrants and appreciation of securities held in the 2005 periods as detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net unrealized gain (loss) related to underwriter warrants	$(314,144)	$322,400	(1,939,144)	$1,906,400
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair market value	925	9,046,842	(9,599,337)	11,351,839
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	388,954	2,992,188	6,449,450	4,255,690
	$75,735	$12,361,430	(5,089,031)	$17,513,929

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held.

Trading income decreased $1.7 million and $2.3 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, primarily due to lower prices for several of the securities we hold in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income can be volatile from period to period based on the fact that it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses decreased $1.8 million and $3.0 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, primarily due to decreases in commissions and salaries, professional fees, settlement expense and other, partially offset by increases in travel and entertainment.

Commissions and salaries decreased $1.4 million and $2.0 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, primarily due to the fact that we do not pay trading and investment commissions on trading and investment losses. There were no significant changes in salary expense for the periods presented.

Professional fees decreased $0.1 million and $0.3 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, primarily due to significant decreases in legal activity as a result of the settlement of certain cases during the 2005 periods.

The $0.1 million increase in travel and entertainment expense in both the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 was primarily due to a corporate finance/incentive conference held in June 2006 with no comparable conference in 2005.

Settlement expense in the 2005 periods related to amounts required to settle certain legal matters.

Other expense includes items such as depreciation and amortization, advertising and promotion, dues and subscriptions and other office expenses. Other expense decreased $0.2 million and $0.3 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, primarily due to a $40,000 and $60,000 decrease, respectively, in advertising and promotion due to a greater focus in our advertising campaigns, as well as net decreases in various other expense categories.

Income (Loss) Before Income Taxes

A reconciliation of income (loss) before income taxes without the effect of underwriter warrants to income (loss) before income taxes as reported was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income (loss) before income taxes, without effect of underwriter warrants	$(146,318)	$9,591,466	$(4,191,315)	$12,287,255
Increase (decrease) in Black-Scholes value of underwriter warrants	(314,144)	322,400	(1,939,144)	1,906,400
Black-Scholes value of underwriter warrants received during the period, net of compensation	1,524,144	207,600	1,524,144	207,600
Income (loss) before income taxes, as reported	$1,063,682	$10,121,466	$(4,606,315)	$14,401,255

Because of changes in the underlying securities and other factors, significant fluctuations in the value of underwriter warrants often occur from period to period, affecting the comparability of our revenues and operating results.

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents and receivables from our clearing organization, offset by payables to our clearing organization.

In addition, our sources of liquidity include our trading positions, investment positions, borrowings on those positions and profits realized upon the sale of the securities underlying underwriter warrants exercised. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market. Since many of the securities we hold are thinly traded, and we are, in many cases, a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in OTC securities (which make up most of our trading positions) lead to decreased liquidity in the market for these issues, while rising prices in OTC issues tend to increase the liquidity of the market for these securities.

We believe our liquidity is sufficient to meet our needs for both the short and long-term horizon. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2006.

We borrow money from our clearing firm, National Financial Services (“NFS”), in the ordinary course of business, pursuant to an understanding under which NFS agrees to finance our trading accounts. As of June 30, 2006, we had $9.3 million available to borrow from NFS and no net loans were outstanding pursuant to this arrangement. We are generally able to meet our compensation and other obligations out of current liquid assets.

Following the lapse of restrictions upon issuance, capital available from the sale of the underlying securities of underwriter warrants exercised can fluctuate significantly from period to period as the value of the underlying securities fluctuates with overall market and individual company financial condition or performance. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon our ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At June 30, 2006, we owned 13 underwriter warrants, all but two of which were exercisable. Three of the warrants had an exercise price below the June 30, 2006 market price of the securities receivable upon exercise. The intrinsic value of these warrants was $1.3 million at June 30, 2006. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future. In the six months ended June 30, 2006, we exercised one underwriter warrant, which resulted in net proceeds of $0.7 million upon the sale of the related securities.

Cash provided by operating activities in the first six months of 2006 totaled $0.3 million, primarily due to our net loss of $2.8 million and net non-cash income items of $3.5 million being offset by changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $3.7 million to $5.7 million at June 30, 2006 from $9.4 million at December 31, 2005, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Notes and other receivables, which primarily represent employee and independent broker advances and expenses in excess of commission earnings, commissions receivable and amounts receivable from corporate finance clients, decreased $0.4 million to $0.7 million at June 30, 2006 from $1.1 million at December 31, 2005, primarily due to payments received from corporate finance clients.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

Prepaid and deferred expenses decreased $0.3 million to $0.4 million at June 30, 2006 from $0.7 million at December 31, 2005, primarily due to the amortization of registration fees for our registered representatives and of insurance premiums.

Accounts payable decreased $0.8 million to $0.4 million at June 30, 2006 from $1.2 million at December 31, 2005, primarily due to the payment of $0.5 million of settlements during the first half of 2006, which were related to the fiscal 2005 settlements.

Compensation, employee benefits and payroll taxes decreased $1.3 million to $0.8 million at June 30, 2006 from $2.1 million at December 31, 2005, primarily due to the payment of commissions that were accrued at December 31, 2005. Accruals for commissions were lower in 2006 due to weaker results of operations.

Dividends payable of $0.9 million at December 31, 2005 represented a special dividend, which was authorized by the Board of Directors, of $0.30 per share to shareholders of record on January 17, 2006. The dividend payment was made on February 10, 2006.

Income taxes payable decreased $1.3 million to $1.0 million at June 30, 2006 from $2.3 million at December 31, 2005, primarily due to $3.5 million of income tax payments made during the first six months of 2006, partially offset by the accrual for fiscal 2006 taxes payable related to realized gains on investments.

Deferred income taxes decreased $3.9 million to $1.5 million at June 30, 2006 from $5.4 million at December 31, 2005, primarily due to a $9.6 million unrealized loss on securities.

Capital expenditures of $85,000 in the first six months of 2006 were primarily for leasehold improvements at our Salem, Oregon office. At June 30, 2006, we did not have any material commitments for capital expenditures.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. Through June 30, 2006, we had repurchased a total of 278,142 shares and 321,858 shares remained available for repurchase. This repurchase program does not have an expiration date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 15, 2006.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 29, 2006.  See also Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report under the heading “Forward Looking Statements and Risk Factors.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2006:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	600		$7.25	254,934	345,066
May 1 to May 31	14,400		6.91	269,334	330,666
June 1 to June 30	8,808		6.35	278,142	321,858
Total	23,808	(1)	6.71	278,142	321,858

(1)                Of the 23,808 shares, 6,000 were purchased from our executive officers and employees (and their affiliates), not as open-market purchases, at an average price of $7.00 per share.

The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 8, 2006.  The following action was approved:

1.                 To elect the following persons to serve as directors of Paulson Capital Corp. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name	Number of Shares Voting For	Number of Shares Withheld Voting
Chester L. F. Paulson	5,965,927	92,068
Jacqueline M. Paulson	5,972,327	85,668
Steve Kleemann	6,053,995	4,000
Shannon P. Pratt	6,053,995	4,000
Paul Shoen	6,053,995	4,000

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson President and Chief Executive Officer Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes Chief Financial Officer Principal Financial Officer