Form 10-Q
period 2006-09-30
PAULSON CAPITAL CORP
filed 2006-11-20
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-18188

PAULSON CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Oregon	93-0589534
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

811 SW Naito Parkway, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  503-243-6000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	6,167,132
(Class)	(Outstanding at November 10, 2006)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$119,041	$129,549
Receivable from clearing organization	4,777,941	12,608,491
Notes and other receivables	1,958,396	1,081,528
Income taxes receivable	143,197	—
Trading securities, at market value	2,455,157	1,558,564
Investment securities, at market value	21,328,018	32,401,808
Underwriter warrants, at estimated fair value	4,545,000	6,275,000
Prepaid and deferred expenses	493,115	674,328
Furniture and equipment, net	295,792	265,791

Total Assets	$36,115,657	$54,995,059

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$756,490	$1,243,866
Payable to clearing organization	166,775	3,182,347
Compensation, employee benefits and payroll taxes	679,705	2,105,259
Securities sold, not yet purchased, at market value	2,955	23,033
Dividends payable	—	929,317
Income taxes payable	—	2,338,218
Deferred revenue	500,000	—
Deferred income taxes	466,542	5,408,000

Total Liabilities	2,572,467	15,230,040

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,167,132 and 6,195,448	1,831,266	1,817,100
Retained earnings	31,711,924	37,947,919
Total Shareholders’ Equity	33,543,190	39,765,019

Total Liabilities and Shareholders’ Equity	$36,115,657	$54,995,059

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Commissions	$3,156,476	$4,335,517	$11,335,870	$12,219,843
Corporate finance	1,414,620	2,176,018	4,646,808	2,761,973
Investment income (loss)	(3,170,780)	820,278	(8,259,811)	18,334,207
Trading income (loss)	(1,595,605)	755,231	(1,814,315)	2,868,057
Interest and dividends	15,203	8,661	41,367	30,806
Other	(680)	9,544	934	20,878
	(180,766)	8,105,249	5,950,853	36,235,764

Expenses
Commissions and salaries	3,314,795	5,461,956	11,759,338	15,868,145
Underwriting expenses	188,579	76,078	356,025	210,250
Rent, telephone and quotation services	307,326	291,249	893,592	883,348
Professional fees	155,774	425,406	606,151	1,214,522
Travel and entertainment	45,722	14,161	299,061	175,230
Advertising and promotion	47,542	75,938	133,245	221,248
Settlement expense	185,461	(175,000)	190,211	343,543
Depreciation and amortization	29,032	22,559	73,509	68,319
Other	367,655	709,491	1,068,688	1,646,493
	4,641,886	6,901,838	15,379,820	20,631,098

Income (loss) before income taxes	(4,822,652)	1,203,411	(9,428,967)	15,604,666

Income tax expense (benefit):
Current	(580,503)	1,956,954	1,534,136	1,956,954
Deferred	(1,025,833)	(1,491,288)	(4,941,458)	4,269,214
	(1,606,336)	465,666	(3,407,322)	6,226,168

Net income (loss)	$(3,216,316)	$737,745	$(6,021,645)	$9,378,498

Basic net income (loss) per share	$(0.52)	$0.12	$(0.97)	$1.49

Diluted net income (loss) per share	$(0.52)	$0.12	$(0.97)	$1.49

Shares used in per share calculations:
Basic	6,167,621	6,226,442	6,180,099	6,282,470
Diluted	6,167,621	6,259,444	6,180,099	6,315,350

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(6,021,645)	$9,378,498
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(2,771,247)	(1,759,264)
Unrealized depreciation/expiration of underwriter warrants	3,609,357	3,271,723
Noncash compensation associated with underwriter warrants	891,890	408,541
Depreciation and amortization	73,509	68,319
Deferred income taxes	(4,941,458)	4,305,690
Loss on disposal of furniture and equipment	7,613	—
Change in assets and liabilities
Receivables from/payable to clearing organization	4,814,978	(499,157)
Notes and other receivables	(876,868)	(818,032)
Trading and investment securities	10,177,197	(16,460,162)
Prepaid and deferred expenses	181,213	222,964
Accounts payable, accrued liabilities and compensation payables	(1,912,930)	599,886
Dividends payable	(929,317)	—
Securities sold, not yet purchased	(20,078)	21,721
Deferred revenue	500,000	—
Income taxes payable/receivable	(2,481,415)	2,775,340
Net cash provided by operating activities	300,799	1,516,067

Cash flows from investing activities:
Additions to furniture and equipment	(111,123)	(96,387)

Cash flows from financing activities:
Proceeds from stock option exercise	21,030	61,530
Dividends paid to common shareholders	—	(476,564)
Payments to retire common stock	(221,214)	(871,347)
Net cash used in financing activities	(200,184)	(1,286,381)

Increase (decrease) in cash and cash equivalents	(10,508)	133,299

Cash and cash equivalents:
Beginning of period	129,549	132,845

End of period	$119,041	$266,144

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,015,551	$16,416
Cash paid during the period for interest	—	421

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of September 30, 2006 and December 31, 2005 and for the three and nine-month periods ended September 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from our 2005 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Dividend

Pursuant to a December 22, 2005 authorization by our Board of Directors, in February 2006, we paid a special cash dividend of $0.30 per share to shareholders of record on January 17, 2006. The dividend paid totaled $0.9 million.

Note 3.  Stock Split

On March 1, 2006, we announced that our Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend. The stock split was effected on March 29, 2006 by issuing one additional share of common stock for each share of common stock outstanding on March 15, 2006. All prior share and per share amounts have been adjusted for this stock split. Basic and diluted net income per share were adjusted as follows for the three and nine-month periods ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Basic net income per share, as previously reported	$0.24	$2.99
Basic net income per share, as adjusted	$0.12	$1.49

Diluted net income per share, as previously reported	$0.24	$2.97
Diluted net income per share, as adjusted	$0.12	$1.49

Shares used for basic net income per share, as previously reported	3,113,221	3,141,235
Shares used for basic net income per share, as adjusted	6,226,442	6,282,470

Shares used for diluted net income per share, as previously reported	3,129,722	3,157,675
Shares used for diluted net income per share, as adjusted	6,259,444	6,315,350

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

In December 2005, we received notice of possible claims being asserted against us by two brothers who invested in Wood River Partners LP (“Wood River”). The brothers purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of ours, but the other was not. The brothers have indicated that they paid $1,050,000 for their interests in Wood River. The SEC sued Wood River in October 2005, and a receiver currently runs Wood River. At this point, it is not known how much the individuals might recover through the receivership. The individuals have indicated that they believe they may have claims against us under the Oregon Securities Laws for rescission, interest and attorney fees. We believe we have meritorious defenses and, if litigation is filed, we intend to defend this matter vigorously.

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

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. At September 30, 2006, 521,000 options were available for grant and 708,000 shares of our common stock were reserved for issuance related to the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options. Activity under the Plan in the first nine months of 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	193,000	$3.92
Granted	—
Exercised	(6,000)	3.51
Forfeited	—
Outstanding at September 30, 2006	187,000	3.93

Certain information regarding options outstanding and exercisable as of September 30, 2006 was as follows:

Options Outstanding and Exercisable
Number	187,000
Weighted average per share exercise price	$3.93
Aggregate intrinsic value	$344,605
Weighted average remaining contractual term	1.5 years

As of September 30, 2006, there was no unrecognized stock-based compensation.

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  There were no stock options granted during the three and nine-month periods ended September 30, 2006 or 2005.

Since our options are fully vested upon the date of grant, we recognize the related stock-based compensation expense at that time. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

	Nine Months Ended September 30,
	2006	2005
Weighted average grant-date per share fair value of share options granted	$—	$—
Total intrinsic value of share options exercised	25,230	22,420
Stock-based compensation recognized in results of operations	—	—
Cash received from options exercised	21,030	61,530
Tax deduction realized related to stock options exercised	25,230	22,420

There was no activity in the three months ended September 30, 2006 or 2005.

Note 6.  Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares used for basic income (loss) per share	6,167,621	6,226,442	6,180,099	6,282,470
Effect of dilutive stock options	—	33,002	—	32,880
Shares used for diluted net income (loss) per share	6,167,621	6,259,444	6,180,099	6,315,350

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	187,000	—	187,000	—

Note 7.  Selection of New Clearing Firm

In September 2006, RBC Dain Correspondent Services (“DCS”) became our new clearing firm, replacing National Financial Services, LLC (“NFS”).

Note 8.  Repurchases of Common Stock

In the first nine months of 2006, we repurchased a total of 34,316 shares of our common stock for a weighted average price of $6.45 per share, which totaled $221,000. The amount paid above the original issue price, which totaled $214,000, was offset against retained earnings.

Note 9.  New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 157 and the potential effect on our financial position and results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are not currently aware of any material misstatements and, accordingly, we believe that the implementation of SAB No. 108 will not have any material effect on our financial position or results of operations.

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are currently analyzing the effects of adopting Interpretation No. 48 and have not yet determined if the adoption will have a material effect on our financial position.

Note 10.  Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 11.  Subsequent Events

In October 2006, we entered into a settlement with our former insurance company, AIG, in relation to a prior settlement related to certain investment transactions. We will receive approximately $280,000 after payments to our attorneys related to this matter. We do not expect any future activity in regard to this matter.

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

A substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities identical to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one year in which we cannot exercise the warrants. The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with our PIPEs, which have varying terms and conditions.

Critical Accounting Policies and Use of Estimates

Except for the addition of the Stock-Based Compensation information below, we reaffirm the critical accounting policies and estimates as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 15, 2006.

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

The following tables set forth the changes in our operating results in the three and nine-month periods ended September 30, 2006 compared to the three and nine-month periods ended September 30, 2005:

	Three Months Ended			%
	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Commissions	$3,156,476	$4,335,517	$(1,179,041)	(27.2)%
Corporate finance	1,414,620	2,176,018	(761,398)	(35.0)
Investment income (loss)	(3,170,780)	820,278	(3,991,058)	(486.5)
Trading income (loss)	(1,595,605)	755,231	(2,350,836)	(311.3)
Interest and dividends	15,203	8,661	6,542	75.5
Other	(680)	9,544	(10,224)	(107.1)
Total revenues (loss)	(180,766)	8,105,249	(8,286,015)	(102.2)
Expenses:
Commissions and salaries	3,314,795	5,461,956	(2,147,161)	(39.3)
Underwriting expenses	188,579	76,078	112,501	147.9
Rent, telephone and quotation services	307,326	291,249	16,077	5.5
Professional fees	155,774	425,406	(269,632)	(63.4)
Travel and entertainment	45,722	14,161	31,561	222.9
Advertising and promotion	47,542	75,938	(28,396)	(37.4)
Settlement expense	185,461	(175,000)	360,461	206.0
Depreciation and amortization	29,032	22,559	6,473	28.7
All other	367,655	709,491	(341,836)	(48.2)
Total expenses	4,641,886	6,901,838	(2,259,952)	(32.7)
Income (loss) before income taxes	$(4,822,652)	$1,203,411	$(6,026,063)	(500.7)%

	Nine Months Ended			%
	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Commissions	$11,335,870	$12,219,843	$(883,973)	(7.2)%
Corporate finance	4,646,808	2,761,973	1,884,835	68.2
Investment income (loss)	(8,259,811)	18,334,207	(26,594,018)	(145.1)
Trading income (loss)	(1,814,315)	2,868,057	(4,682,372)	(163.3)
Interest and dividends	41,367	30,806	10,561	34.3
Other	934	20,878	(19,944)	(95.5)
Total revenues	5,950,853	36,235,764	(30,284,911)	(83.6)
Expenses:
Commissions and salaries	11,759,338	15,868,145	(4,108,807)	(25.9)
Underwriting expenses	356,025	210,250	145,775	69.3
Rent, telephone and quotation services	893,592	883,348	10,244	1.2
Professional fees	606,151	1,214,522	(608,371)	(50.1)
Travel and entertainment	299,061	175,230	123,831	70.7
Advertising and promotion	133,245	221,248	(88,003)	(39.8)
Settlement expense	190,211	343,543	(153,332)	(44.6)
Depreciation and amortization	73,509	68,319	5,190	7.6
All other	1,068,688	1,646,493	(577,805)	(35.1)
Total expenses	15,379,820	20,631,098	(5,251,278)	(25.5)
Income (loss) before income taxes	$(9,428,967)	$15,604,666	$(25,033,633)	(160.4)%

Revenues

Commissions decreased $1.2 million and $0.9 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005. The total number of trades, including mutual fund trades, executed by our brokers were 22,918 and 76,601 in the three and nine-month periods ended September 30, 2006, respectively, compared to 26,554 and 79,657, respectively, in the comparable periods of 2005. We had 91 brokers at September 30, 2006 compared to 94 brokers at September 30, 2005.

Corporate finance income of $1.4 million in the three-month period ended September 30, 2006 primarily represented commissions earned from one initial public offering in which we raised $16.5 million for Ascent Solar Technologies, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. The corporate finance income of $4.6 million in the nine-month period ended September 30, 2006 also included commissions earned from a public offering in which we raised $19.5 million for American Mold Guard, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition we completed several private transactions, including PIPEs, during the three and nine-month periods ended September 30, 2006.

Corporate finance income of $2.2 million in the three-month period ended September 30, 2005 primarily included commissions earned from one initial public offering in which we raised $10.7 million for ICOP Digital, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. Corporate finance income of $2.8 million in the nine-month period ended September 30, 2005 also included commissions related to a small initial public offering in which we raised $3.0 million for Nuvim, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition we completed other small private transactions during these periods.

Investment income decreased $4.0 million and $26.6 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 as detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net unrealized gain (loss) related to underwriter warrants	$(1,670,213)	$(5,178,123)	$(3,609,357)	$(3,271,723)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair market value	(1,743,253)	(2,925,541)	(11,342,590)	8,426,298
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	242,686	8,923,942	6,692,136	13,179,632
	$(3,170,780)	$820,278	$(8,259,811)	$18,334,207

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held.

Trading income decreased $2.4 million and $4.7 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 to a loss of $1.6 million and a loss of $1.8 million, respectively, in the 2006 periods. These losses are primarily due to lower volume and lower prices for several of the securities we hold in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period based on the fact that it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses decreased $2.3 million and $5.3 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005, primarily due to decreases in commissions and salaries, professional fees and other expenses. These decreases were partially offset in the three-month period ended September 30, 2006 compared to the same period of 2005 by an increase in settlement expense.

Commissions and salaries decreased $2.1 million and $4.1 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005. Retail commissions as a percentage of retail sales is comparable year over year. However, we do not pay trading and investment commissions on trading and investment losses, accordingly, we have had a significant decrease in trading and investment commissions in the 2006 periods compared to the 2005 periods. In addition, there was a $35,000 increase in salaries in the third quarter of 2006 compared to the third quarter of 2005 as we hired a Sarbanes-Oxley manager and made a few management pay adjustments.

Professional fees decreased $0.3 million and $0.6 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005, primarily due to significant decreases in legal activity as a result of the settlement of certain cases during the 2005 periods.

Settlement expense in the 2006 periods related to the settlement of one matter in the third quarter of 2006. The credit to settlement expense in the three-month period ended September 30, 2005 related to a change in estimate of settlement expense. Settlement expense in the nine-month period ended September 30, 2005 also included amounts required to settle certain legal matters.

Other expense includes items such as dues and subscriptions, charitable contributions, bad debt expense and other office expenses. Other expense decreased $0.3 million and $0.6 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005, primarily due to a $270,000 and $250,000 decrease, respectively, in charitable contributions as well as net decreases in various other expense categories.

Income (Loss) Before Income Taxes

We generated losses before income taxes in the three and nine-month periods ended September 30, 2006 compared to income before income taxes in the comparable periods of 2005 due to the decreases in revenues, partially offset by decreases in expenses in the 2006 periods compared to the 2005 periods as discussed above.

In addition, because of changes in the underlying securities and other factors, significant fluctuations in the value of underwriter warrants often occur from period to period, affecting the comparability of our revenues and operating results.

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

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2006.

Following the lapse of restrictions upon issuance, capital available from the sale of the underlying securities of underwriter warrants exercised can fluctuate significantly from period to period as the value of the underlying securities fluctuates with overall market and individual company financial condition or performance. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon our ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At September 30, 2006, we owned 14 underwriter warrants from 13 issuers, all but two of which were exercisable. One of the warrants had an exercise price below the September 30, 2006 market price of the securities receivable upon exercise. The intrinsic value of this warrant was $0.7 million at September 30, 2006. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future. In the nine-month period ended September 30, 2006, we exercised one underwriter warrant, which resulted in net proceeds of $0.7 million upon the sale of the related securities.

Cash provided by operating activities in the first nine months of 2006 totaled $0.3 million, primarily due to our net loss of $6.0 million and net non-cash income items of $3.1 million being offset by changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $4.8 million to $4.6 million at September 30, 2006 from $9.4 million at December 31, 2005, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Notes and other receivables, which primarily represent employee and independent broker advances and expenses in excess of commission earnings, commissions receivable and amounts receivable from corporate finance clients, increased $0.9 million to $2.0 million at September 30, 2006 from $1.1 million at December 31, 2005, primarily due to additional advances to corporate finance clients, offset by payments received.

Trading and investment securities combined decreased $10.2 million to $23.8 million at September 30, 2006 compared to $34.0 million at December 31, 2005. Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

Underwriter warrants decreased $1.8 million to $4.5 million at September 30, 2006 compared to $6.3 million at December 31, 2005.  A roll-forward of the value of the warrants was as follows:

Balance, December 31, 2005	$6,275,000
Fair value of warrants received, net of employee compensation	1,879,357
Net unrealized loss on value of warrants	(2,988,719)
Value of warrants exercised and expired	(620,638)
Balance, September 30, 2006	$4,545,000

Prepaid and deferred expenses decreased $0.2 million to $0.5 million at September 30, 2006 from $0.7 million at December 31, 2005, primarily due to the amortization of registration fees for our registered representatives and of insurance premiums.

Accounts payable decreased $0.4 million to $0.8 million at September 30, 2006 from $1.2 million at December 31, 2005, primarily due to the payment of $0.5 million of settlements during the first nine months of 2006, which were related to the fiscal 2005 settlements.

Compensation, employee benefits and payroll taxes decreased $1.4 million to $0.7 million at September 30, 2006 from $2.1 million at December 31, 2005, primarily due to the payment of commissions that were accrued at December 31, 2005. Accruals for commissions were lower in 2006 due to weaker results from operations.

Dividends payable of $0.9 million at December 31, 2005 represented a special dividend, which was authorized by the Board of Directors, of $0.30 per share to shareholders of record on January 17, 2006. The dividend payment was made on February 10, 2006.

Income taxes payable decreased $2.5 million to a receivable of $143,000 at September 30, 2006 from a payable of $2.3 million at December 31, 2005, primarily due to $4.0 million of income tax payments made during the first nine months of 2006, partially offset by the accrual for fiscal 2006 taxes payable related to realized gains on investments.

Deferred revenue of $0.5 million at September 30, 2006 relates to amounts received from DCS based on the execution of a five-year agreement, which is being amortized at the rate of $8,333 per month through September 2011.

Deferred income taxes payable decreased $4.9 million to $0.5 million at September 30, 2006 from $5.4 million at December 31, 2005, primarily due to a $13 million unrealized loss on securities.

Capital expenditures of $111,000 in the first nine months of 2006 were primarily for leasehold improvements at our Salem, Oregon office. At September 30, 2006, we did not have any material commitments for capital expenditures.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. Through September 30, 2006, we had repurchased a total of 281,142 shares and 318,858 shares remained available for repurchase. This repurchase program does not have an expiration date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2006:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	3,000		$5.92	281,142	318,858
August 1 to August 31	—		—	—	—
September 1 to September 30	—		—	—	—
Total	3,000	(1)	$5.92	281,142	318,858

(1)          None of the 3,000 shares were purchased from our executive officers or employees (or their affiliates).

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

Date: November 20, 2006	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer