Form 10-K
period 2006-12-31
PAULSON CAPITAL CORP
filed 2007-04-02
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15360

PAULSON CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 SW Naito Parkway, Suite 200, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 243-6000

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,170,662, computed by reference to the last sales price ($6.10) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006).

The number of shares outstanding of the registrant’s common stock as of March 12, 2007 was 6,147,511 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

PAULSON CAPITAL CORP.

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.   BUSINESS

Forward-Looking Statements

This report, including, without limitation, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. For additional information regarding factors that may affect our business, see Item 1A. “Risk Factors.”

General

Paulson Capital Corp., established in 1970, is a holding company whose only operating subsidiary is Paulson Investment Company, Inc., a full service brokerage firm engaged in operations in four principal categories, all of them in the financial services industry. These categories are:

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

Overview

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

The following table shows the portion of our revenues that was attributable to each revenue category for the last three fiscal years (in thousands):

Year Ended December 31,	2006	2005	2004
Commissions	$15,725	$16,518	$18,304
Corporate finance	5,036	3,259	11,213
Investment income (loss)	(6,345)	15,840	2,018
Trading income (loss)	(1,338)	2,926	1,351
Interest and dividends	78	51	28
Other	308	1,142	1
	$13,464	$39,736	$32,915

The following table shows our revenue categories as a percentage of total revenue for the last three fiscal years:

Year Ended December 31,	2006	2005	2004
Commissions	116.8%	41.5%	55.6%
Corporate finance	37.4	8.2	34.1
Investment income (loss)	(47.1)	39.9	6.1
Trading income (loss)	(9.9)	7.4	4.1
Interest and dividends	0.5	0.1	0.1
Other	2.3	2.9	—
	100.0%	100.0%	100.0%

In 2004, 2005 and 2006, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

Clearing Firm

Pursuant to our  agreement with RBC Dain Correspondent Services (“DCS”), DCS carries all of our customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to our customers; (2) settlement of contracts and transactions in securities between us and other broker-dealers and between us and our customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange. We determine the amount of commission to be charged to our customers on principal and agency transactions, as well as the price of securities purchased or sold in principal transactions. DCS receives compensation based on the number of transactions and revenue sharing arrangements. In the event of a liability arising from a bad debt from a customer, we are required to indemnify DCS against any loss. This potential liability is uninsured.

Commissions

As a securities broker, we act as agent for our customers in the purchase and sale of common and preferred stocks, options, warrants and debt securities traded on securities exchanges or in the over-the-counter (“OTC”) market. A portion of our revenue is derived from commissions from customers on these transactions. In the OTC market, transactions with customers in securities may be effected as principal, rather than agent, primarily in securities for which we are a market maker. Customer transactions in securities are effected either on a cash or margin basis.

We also enter into dealer agreements with mutual fund management companies and publicly registered limited partnerships. Commissions on the sale of these securities are derived from the standard dealer discounts, which range from approximately 1% to 8.5% of the purchase price of the securities, depending on the terms of the dealer agreement and the amount of the purchase. We do not generally sell interests in limited partnerships that are not publicly registered.

In the case of corporate finance transactions, described below, a portion of the discount applicable to securities placed by our retail brokerage group is credited to securities brokerage commissions and the commission payable to the broker is recorded as securities brokerage commissions expense.

Corporate Finance

While a substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies, we also act as a placement agent for PIPEs and private placements for smaller companies. We underwrite the public offerings on a “firm commitment” basis, which means that we agree to purchase a specific amount of securities from the issuer at a discount and resell the securities to the public at a specified price after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”). Managing these public offerings involves the risk of loss if we are unable to resell at a profit the securities we are committed to purchase. This risk is usually reduced by including other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering. We, and the other underwriters, may also sell a portion of our respective commitments through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment. As an underwriter, we are also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission. We do not have insurance to cover our potential liabilities as an underwriter.

The commitment of our capital between the time a firm commitment underwriting agreement becomes effective and the time we resell the securities constitutes a charge against our net capital. Accordingly, our participation in, or initiation of, underwritings may be limited by the financial requirements of the SEC and the National Association of Securities Dealers (“NASD”). See “Net Capital Requirements” below.

Between June 1, 1978 and December 31, 2006, we acted as the managing underwriter or co-managing underwriter for 159 securities offerings, raising approximately $1.15 billion for corporate finance clients. Of these, 98 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

As a part of our compensation for the underwriting activities, we also typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one-year in which we cannot exercise the warrants. The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with our PIPEs, which have varying terms and conditions. A portion of these underwriter warrants are typically transferred as compensation to persons associated with us and, in certain cases, to other co-managing underwriters in the public offering.

In 2006, we completed two initial public offerings with gross proceeds for our clients totaling $36.0 million. In addition, during 2006 we completed one secondary public offering and two small private transactions.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from the trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2006, we held securities of nine privately-held companies in our investment accounts with a fair value of $2.4 million at December 31, 2006.

Trading Income and Market Making

In addition to executing trades as an agent, we regularly act as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. At December 31, 2006, we made a market in 49 securities of 39 issuers. Of these, 23 were corporations for which we had acted as managing or co-managing underwriter of public financings.

Our market making activities are conducted both with other dealers in the “wholesale market” and with our customers. Transactions with customers are effected as principal at a net price equal to the current interdealer price plus or minus the approximate equivalent of a brokerage commission. In such transactions, the commission is recorded as securities brokerage commissions revenue while any profit or loss attributable to a change in value of the security in our trading account is recorded as trading profit or loss. Our transactions as principal expose us to risk because securities positions are subject to fluctuations in market value and liquidity. Profits or losses on trading and investment positions depend upon the skills of the employees in our trading department and employees responsible for taking investment positions. The trading department is headquartered in our Portland, Oregon office.

Limitations on Investment and Trading Securities

The size of our investment and trading securities positions at any date may not be representative of our exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that we may carry are limited by certain requirements under the SEC’s net capital rules. See “Net Capital Requirements” below.

Branch Offices

Our branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch. We typically receive between 10% and 20% of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with us, and we assume the same compliance and regulatory obligations as would be the case if we were fully responsible for the branch’s expenses. As of March 1, 2007, we had 28 branch offices in Arizona, California, Georgia, Hawaii, New Jersey, New York, North Carolina, Oklahoma, Oregon, Utah and Washington. All of these branches, except our offices in Salem, Oregon and Manhattan, New York, operate as independent contractor offices. We continue to be responsible for all expenses of the Salem and Manhattan offices.

Regulation

We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of the NASD. We are also registered as a broker-dealer under the laws of all 50 states, Washington, D.C. and Puerto Rico. We are registered as investment advisors in 15 states.

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

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness.” In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in market value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2006, we had net capital of $15.9 million, which exceeded our minimum requirement of $115,863 by $15.8 million. The ratio of aggregate indebtedness of $1.7 million to net capital of $15.9 million at December 31, 2006, was approximately 0.11 to 1.

In a public offering in which we act as an underwriter, we must have sufficient net capital to cover the amount of securities underwritten, applying the applicable formula mandated by the SEC, during the period between effectiveness and the closing of the transaction, usually 3 business days. This results in a significant temporary increase in our required net capital. In some cases, the amount of securities underwritten by us could be limited by our net capital. Any significant reduction in our net capital, even if we were still in compliance with the SEC’s net capital rule for its retail and trading activities, could have a material adverse effect on our ability to continue our investment banking activities.

Competition

All aspects of our business are highly competitive. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources than us. Many of our competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms.

Some commercial banks and thrift institutions offer securities brokerage services. Many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

The securities industry has become considerably more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. This trend has been particularly pronounced among firms similar in size and business mix to us. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than ours. In addition, various recent legislative and regulatory developments have tended to increase competition within the industry or reduce profits for the industry.

The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business. In addition, an increasing number of specialized firms offer “discount” services to individual customers. These firms generally effect transactions for their customers on an “execution only” basis without offering other services such as portfolio valuation, investment recommendations and research. A growing number of discount brokerage firms offer their services over the Internet, further decreasing offered commission rates and increasing ease of use for customers. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect our business. In addition, rapid growth in the mutual fund industry is presenting potential customers of ours with an increasing number of alternatives to traditional stock brokerage accounts.

In our investment banking activities, we compete with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Since we generally manage offerings smaller than $45 million, we do not typically compete with the investment banking departments of large, well-known national brokerage firms. Nevertheless, we occasionally manage larger offerings. In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with us, typically for fees and compensation less than that charged by us. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with us.

Employees

At March 1, 2007, we had 86 employees (of which 80 were full-time). Of these, 52 were executives and support staff and 34 were involved in brokerage activities and compensated primarily on a commission basis. We also had independent contractor arrangements with 54 independent contractors, all of whom are compensated solely on a commission basis.

ITEM 1A. RISK FACTORS

In the course of operating a financial services business, we are exposed to a variety of risks. These risks include:

Aspects of our business are volatile and affected by factors beyond our control.

Our business depends heavily on the conditions of the financial and securities markets, which in turn are affected by domestic and foreign economic conditions generally. These conditions, which can be impacted by a variety of factors such as business trends, actual and proposed legislation, political considerations, inflation, interest rates, and the popular perceptions of the health of the economy, are outside of our control, and therefore inject significant amounts of uncertainty and volatility into our business and financial results. Volatility is compounded by our focus on small-cap companies. In sum, factors outside of our control significantly influence our business and financial results from year to year, and a downturn in the financial markets, securities markets or economic conditions generally likely would materially and adversely affect our business.

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

Our business will suffer if we do not compete successfully. All aspects of our business and of the securities industry in general are intensely competitive. We expect competition to continue and intensify in the future. We compete directly with national full-service broker-dealers, investment banking firms, and commercial banks and, to a lesser extent, with discount brokers and dealers and investment advisors. We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others. Many of our competitors have greater resources and offer more services than we do. If we are unable to compete effectively in any aspect of our business, our results of operations could suffer.

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

We are subject to an increased risk of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence or acts of fraud by our employees.

Many aspects of our business subject us to substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the securities industry face an increasing amount of litigation and arbitration proceedings. Dissatisfied clients regularly make claims against securities firms and their brokers for negligence, fraud, unauthorized trading and suitability, among other claims. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In our role as underwriter and selling agent, we may be liable if there are material misstatements or omissions of material information in prospectuses and other communications regarding underwritten offerings of securities. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. In addition to the foregoing financial costs and risks associated with potential liability, the amount of attorneys’ fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations.

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

Our directors control approximately 60 percent of our common stock and may have interests differing from those of other stockholders.

At December 31, 2006, two of our directors controlled approximately 60% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. Chester Paulson, directly and indirectly, controlled approximately 50 percent of our outstanding common stock. Chester Paulson independently, or with the other director holding 10 percent of the outstanding common stock, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder stockholders’ ability to receive a premium for their shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease approximately 17,100 square feet of office space in Portland, Oregon under a lease expiring May 2009. The base monthly rental rate on this lease is currently $27,846. The rental rate increases every 2-3 years, from $25,704 beginning in June 2002 to $29,988 through the expiration of the lease. Our Salem office leases 3,759 square feet of space under a lease that expires in October 2008 at a monthly rent of $3,974, with rent subject to increases based upon inflation. We also lease approximately 2,500 square feet of space for our office in Manhattan under a lease expiring in September 2010. The base monthly rental rate on this lease is currently $12,542. Our operating leases are accounted for on a straight-line basis. We believe the existing leased space in Portland, Salem and Manhattan is adequate for our business for the foreseeable future. The other branch offices lease space but, under the terms of the relationship between us and these offices, we are not responsible for these lease costs.

ITEM 3.   LEGAL PROCEEDINGS

In October 2002, we were named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP. The lawsuit was filed in U.S. District Court for the District of New Jersey. It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including us, arising out of two follow-on offerings of Suprema Specialties, Inc.  We participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total. The stock was sold in the August 25, 2000 offering at a price of $8.00 per share. Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001. The federal district court dismissed the claims against us. On appeal, the U.S. Third Circuit Court of Appeals affirmed the dismissal of the plaintiffs’ claims for violation of Rule 10b-5 but reversed as to the dismissal of claims under Section 11 of the Securities Act of 1933. Subsequently, the plaintiffs stipulated that they will not be asserting a claim for common law fraud against us. The negligent misrepresentation claim remains in the case. We believe our liability under Section 11 is limited to the amount of shares either underwritten or actually retained by us in the offering. Discovery has begun, but has not yet been completed.  We believe we have meritorious defenses and intend to defend this matter vigorously.

In December 2005, we received notice of possible claims being asserted against us by two individuals who invested in Wood River Partners LP (“Wood River”). The investors purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of ours. Along with his brother, they have indicated that they paid $1,050,000 for their interests in Wood River. The SEC sued Wood River in October 2005, and a receiver currently runs Wood River. At this point, it is not known how much the individuals might recover through the receivership. The individuals have indicated that they believe they may have claims against us under the Oregon Securities Law for rescission, interest and attorney fees.

We believe we have meritorious defenses and, if litigation is filed, we intend to defend this matter vigorously.

In January 2007, Timothy Touloukian (“Touloukian”) filed an NASD arbitration against us seeking $5 million in compensatory damages based upon alleged claims of breach of contract, breach of implied contractual duties, indemnification, negligent misrepresentation and negligence. Touloukian was employed as a registered representative by us from November 2002 through December 2003.  Touloukian’s claims against us arise out of a NASD investigation of Touloukian regarding the trading of mutual funds. Touloukian subsequently entered into an Acceptance Waiver and Consent (“AWC”) with the NASD, resulting in a fine and suspension. Touloukian asserts that the NASD’s investigation and subsequent AWC have caused Touloukian to lose employment opportunities and damage his earning capacity in the future. In his arbitration Statement of Claim, Touloukian seeks to hold us responsible for the alleged damages resulting from his diminished earning capacity. We have just started to respond to the arbitration claims. Our Answer to the Statement of Claim is due June 14, 2007. We believe we have meritorious defenses and intend to defend this matter vigorously.

An adverse outcome in certain of the matters described above could have a material adverse effect on us. We also have been named in or threatened with certain other legal proceedings. We believe, based upon information received to date and, where we believe it appropriate, discussions with legal counsel, that resolution of additional pending or threatened litigation will have no material adverse effect on our consolidated financial condition, results of operations or our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the Nasdaq Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2006.

Year Ended December 31, 2005	High	Low
Quarter 1	$4.29	$3.83
Quarter 2	6.84	3.95
Quarter 3	9.17	5.38
Quarter 4	6.14	5.17

Year Ended December 31, 2006	High	Low
Quarter 1	$8.61	$5.65
Quarter 2	8.00	5.85
Quarter 3	5.92	5.12
Quarter 4	6.40	4.78

As of March 16, 2007, there were 65 shareholders of record and approximately 382 beneficial shareholders.

On March 1, 2006, we announced that the Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock. The record date of the forward split was March 15, 2006 and was paid on March 29, 2006.

On December 22, 2005, we announced the authorization by our Board of Directors of a $0.15 special cash dividend to shareholders of record on January 17, 2006. The dividend payment date was February 10, 2006 and totaled $0.9 million.

On January 27, 2005, we announced the authorization by our Board of Directors of a $0.075 special cash dividend to shareholders of record on February 10, 2005. The dividend was paid on March 3, 2005 and totaled $0.5 million.

Net capital requirements may limit our ability to pay future dividends to our shareholders.

Issuer Purchases of Equity Securities

We repurchased the following shares of our common stock during the fourth quarter of 2006:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 to October 31	—	$—	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	3,121	5.14	284,263	315,737
Total	3,121	5.14	284,263	315,737

The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

Performance Graph

The following chart compares the yearly stock market (U.S.) percentage change in the cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2006 with the cumulative total return on the Russell 2000 Index and the Nasdaq Financial Stocks Index. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Paulson Capital	$100.00	$68.71	$137.12	$124.23	$179.14	$159.51
Nasdaq Financial	100.00	102.98	139.28	162.60	166.37	191.34
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data
Revenues	$13,464	$39,736	$32,915	$28,059	$1,021
Commissions and salaries	14,985	18,701	19,263	16,959	8,196
Other expenses	5,785	7,655	7,756	4,956	3,735
Total expenses	20,770	26,356	27,019	21,915	11,931
Income (loss) before income taxes	(7,306)	13,380	5,896	6,144	(10,910)
Net income (loss)	(4,862)	8,492	3,489	4,040	(7,011)
Basic net income (loss) per share(1)	(0.79)	1.36	0.55	0.65	(1.12)
Shares used in basic per share calculations(1)	6,179	6,263	6,366	6,234	6,282
Diluted net income (loss) per share(1)	(0.79)	1.35	0.55	0.65	(1.12)
Shares used in diluted per share calculations(1)	6,179	6,295	6,374	6,263	6,282
Dividends declared per share(1)	—	0.225	—	0.05	—

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Total assets	$38,464	$54,995	$44,325	$36,070	$29,112
Shareholders’ equity	34,776	39,765	33,570	29,595	25,843

(1)          The 2005, 2004, 2003 and 2002 amounts have been adjusted for the March 2006 two-for-one stock split.

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

A substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one-year in which we cannot exercise the warrants. The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with our PIPEs, which have varying terms and conditions.

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

As a result of the factors described below, our revenues and earnings are subject to substantial fluctuation from period to period based on a variety of circumstances, many of which are beyond our control. An increase in financial market activity generally, and/or an increase in equity valuations generally, will normally result in increases in our revenues, earnings and net worth as our activity levels and the value of our investment portfolio increase. Conversely, a general market retrenchment will typically lead to decreased revenues, earnings and net worth as a result of both decreased activity and the need to adjust high investment portfolio values to lower levels. Accordingly, results for any historical period are not necessarily indicative of similar results for any future period.

The critical accounting policies described below include those that reflect significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions. We believe our critical accounting policies are limited to those described below.

Revenue Recognition

Securities transactions and related revenue are recorded on a trade date basis. Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold. Revenue from the receipt of underwriter warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

Value of Underwriter Warrants

We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate estimated value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its estimated value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in estimated value is recorded as investment income or loss. When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. At December 31, 2006, the value of underwriter warrants was $5.7 million, which is included as a separate line item on our consolidated balance sheet.

Fair Value of Investments

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value. According to accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to carry these securities at estimated fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2006, the value of investments which do not have a readily ascertainable market value was $2.4 million and was included as a component of investment securities on our consolidated balance sheet.

Stock-Based Compensation

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

We elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. We did not have any unrecognized expense related to awards outstanding at the date of adoption since they were all fully vested. For future awards, expense calculated pursuant to SFAS No. 123R will be recognized as compensation expense using the Black-Scholes option pricing model over the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Legal Reserves

We record reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from our business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to us on certain of these claims. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent we believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating our liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client’s account, the possibility of wrongdoing on the part of our employee, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with legal counsel, management, based on its understanding of the facts, accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the Consolidated Balance Sheets under the caption “Accounts payable and accrued expenses.”

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

•                  Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following tables set forth the changes in our operating results in 2006 compared to 2005 and in 2005 compared to 2004 (dollars in thousands):

	Year Ended December 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Commissions	$15,725	$16,518	$(793)	(4.8)%
Corporate finance	5,036	3,259	1,777	54.5
Investment income (loss)	(6,345)	15,840	(22,185)	(140.1)
Trading income (loss)	(1,338)	2,926	(4,264)	(145.7)
Interest and dividends	78	51	27	52.9
Other	308	1,142	(834)	(73.0)
Total revenues	13,464	39,736	(26,272)	(66.1)
Expenses:
Commissions and salaries	14,985	18,701	(3,716)	(19.9)
Underwriting expenses	458	227	231	101.8
Rent, telephone and quotation services	1,205	1,281	(76)	(5.9)
Professional fees	784	1,457	(673)	(46.2)
Bad debt expense	5	300	(295)	(98.3)
Travel and entertainment	285	229	56	24.5
Advertising and promotion expense	188	273	(85)	(31.1)
Settlement expense	396	871	(475)	(54.5)
Depreciation and amortization	103	91	12	13.2
Other	2,361	2,926	(565)	(19.3)
Total expenses	20,770	26,356	(5,586)	(21.2)
Income (loss) before income taxes	$(7,306)	$13,380	$(20,686)	(154.6)%

	Year Ended December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Commissions	$16,518	$18,304	$(1,786)	(9.8)%
Corporate finance	3,259	11,213	(7,954)	(70.9)
Investment income	15,840	2,018	13,822	684.9
Trading income	2,926	1,351	1,575	116.6
Interest and dividends	51	28	23	82.1
Other	1,142	1	1,141	1,141.0
Total revenues	39,736	32,915	6,821	20.7
Expenses:
Commissions and salaries	18,701	19,263	(562)	(2.9)
Underwriting expenses	227	877	(650)	(74.1)
Rent, telephone and quotation services	1,281	1,211	70	5.8
Professional fees	1,457	1,030	427	41.5
Bad debt expense	300	684	(384)	56.1
Travel and entertainment	229	368	(139)	(37.8)
Advertising and promotion expense	273	303	(30)	(9.9)
Settlement expense	871	1,275	(404)	(31.7)
Depreciation and amortization	91	97	(6)	(6.2)
Other	2,926	1,911	1,015	53.1
Total expenses	26,356	27,019	(663)	(2.5)
Income before income taxes	$13,380	$5,896	$7,484	126.9%

Commissions decreased 4.8% in 2006 compared to 2005 and decreased 9.8% in 2005 compared to 2004. The total number of trades, including mutual fund trades, executed by our brokers were 100,307 and 105,755 in 2006 and 2005, respectively. We had 88 brokers at December 31, 2006 compared to 94 at December 31, 2005 and 97 at December 31, 2004.

The decrease in the number of brokers in 2006 compared to 2005 was due to our strategy of having fewer, but higher producing brokers. As lower producing brokers have left, we have not replaced the positions. The decrease in the number of trades in 2006 compared to 2005 was due to poor market conditions in 2006 as compared to 2005.

The decrease in commissions in 2005 compared to 2004 was primarily a result of lackluster market performance. The Russell 2000 Index increased a modest 3.3% during 2005 and the Nasdaq Composite Index increased 1.4% during the same period. In addition, the lack of commissions associated with corporate finance transactions also contributed to the decrease in 2005 compared to 2004. Sales commissions are also directly related to the number of brokers.

Corporate finance income of $5.0 million in 2006 included underwriting compensation earned from the following:

•                  an initial public offering in which we raised $16.5 million for Ascent Solar Technologies, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•                  an initial public offering in which we raised $19.5 million for American Mold Guard, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•                  a secondary public offering in which we raised $6.9 million for ICOP Digital, Inc.; and

•                  a couple of private transactions, including one PIPE.

Corporate finance income of $3.3 million in 2005 included underwriting compensation earned from the following:

•                  an initial public offering in which we raised $10.7 million for ICOP Digital, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•                  a small initial public offering in which we raised $3.0 million for Nuvim, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•                  other small private transactions.

Corporate finance income of $11.2 million in 2004 included underwriting compensation earned from six corporate finance transactions with gross proceeds totaling $83.9 million. Market conditions for public offerings were more favorable in 2004 than in 2005.

Investment income decreased $22.2 million to a loss in 2006 compared to income in 2005 and increased $13.8 million in 2005 compared to 2004.  Investment income (loss) was comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net unrealized gain (loss) related to underwriter warrants	$(2,505)	$(4,613)	$(2,127)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(9,521)	243	4,545
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	5,681	20,210	(400)
	$(6,345)	$15,840	$2,018

We exercised one underwriter warrant in 2006 compared to eight in 2005 and none 2004. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased $4.3 million to a loss in 2006 compared to income in 2005 and increased $1.6 million in 2005 compared to 2004.

The decrease in 2006 compared to 2005 was primarily due to lower prices for several of the securities we hold in our trading inventories. Certain securities were sold at a loss as we believed the decline in value was other-than-temporary. In addition, during 2006, we experienced the untimely death of our Vice President of Trading, which, in the short-term, affected the trading department’s profitability. This position has since been refilled.

The increase in 2005 compared to 2004 was the result of exceptional performance from a couple of the securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income can be volatile from period to period based on the fact that it is driven by the market value of the securities in which we make a market.

Other income in 2006 included $280,000 in insurance recovery related to legal and settlement expense from prior years. Other income in 2005 included a $1.1 million settlement recovery related to a lawsuit filed against our former insurance carrier to recover settlement amounts paid in 2004.

Expenses

Total expenses decreased $5.6 million in 2006 compared to 2005 and $0.7 million in 2005 compared to 2004 as detailed below.

Commissions and salaries decreased $3.7 million in 2006 compared to 2005, primarily due to the fact that we do not pay trading and investment commissions on trading and investment losses. Salary expense decreased approximately $0.5 million in 2006 compared to 2005, due to the fact that we paid a bonus totaling $0.5 million in 2005 compared to no bonus in 2006. Commissions and salaries decreased $0.6 million in 2005 compared to 2004, primarily due an approximately $1.4 million decrease in compensation expense associated with the value of underwriter warrants given to employees involved in the related transactions during 2005 as compared to 2004 and a modest decrease in salary and related expense as vacant positions were not refilled during 2005. These decreases were partially offset by a $0.4 million increase in commissions as a result of higher commissions paid based on the performance of our investments and a $0.6 million increase in accrued bonuses.

Professional fees decreased $0.7 million in 2006 compared to 2005, primarily due to significant decreases in legal activity as a result of the settlement of certain cases during the 2005 period. Professional fees increased $0.4 million in 2005 compared to 2004, primarily due to the level of legal activity and settlements in 2005 compared to 2004.

Bad debt expense is recorded for specific amounts when they are determined by management to be uncollectible. For the years ended December 31, 2006, 2005 and 2004, receivables of $5,300, $300,000 and $685,000, respectively, were determined by management to be uncollectible and written off to bad debt expense.

Settlement expense includes amounts to settle legal matters. Insurance recoveries related to settled legal matters are included as a component of other income.

Other expense includes items such as dues and subscriptions, charitable contributions and other office expenses. Other expense decreased $0.6 million in 2006 compared to 2005 and increased $1.0 million in 2005 compared to 2004. The decrease in 2006 compared to 2005 was primarily due to a decrease in charitable contributions. The increase in 2005 compared to 2004 was primarily due to a $0.8 million increase in charitable contributions.

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

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2006.

Following the lapse of restrictions upon issuance, capital available from the sale of the underlying securities of underwriter warrants exercised can fluctuate significantly from period to period as the value of the underlying securities fluctuates with overall market and individual company financial condition or performance. There is no public market for the underwriter warrants. The securities receivable upon exercise of the underwriter warrants cannot be resold unless the issuer has registered these securities with the SEC and with the states in which the securities will be sold unless exemptions are available. Any delay or other problem in the registration of these securities would have an adverse impact upon our ability to obtain funds from the exercise of the underwriter warrants and the resale of the underlying securities. At December 31, 2006, we owned 14 underwriter warrants from 13 issuers, all but two of which were exercisable. One of the warrants had an exercise price below the December 31, 2006 market price of the securities receivable upon exercise. The intrinsic value of this warrant was $0.7 million at December 31, 2006. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future. In 2006, we exercised one underwriter warrant, which resulted in net proceeds of $0.7 million upon the sale of the related securities.

Cash provided by operating activities in 2006 totaled $1.3 million, primarily due to our net loss of $4.9 million and net non-cash income items of $3.0 million being offset by changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $1.7 million to $7.7 million at December 31, 2006 from $9.4 million at December 31, 2005, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Notes and other receivables, which primarily represent employee and independent broker advances and expenses in excess of commission earnings, commissions receivable and amounts receivable from corporate finance clients, increased $0.6 million to $1.7 million at December 31, 2006 from $1.1 million at December 31, 2005, primarily due to additional advances to corporate finance clients, offset by payments received.

Trading and investment securities combined decreased $12.1 million to $21.9 million at December 31, 2006 compared to $34.0 million at December 31, 2005. Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

Underwriter warrants decreased $0.6 million to $5.7 million at December 31, 2006 compared to $6.3 million at December 31, 2005.  A roll-forward of the value of the warrants was as follows (in thousands):

Balance, December 31, 2005	$6,275
Fair value of warrants received, net of employee compensation	1,880
Net unrealized loss on value of warrants	(621)
Value of warrants exercised and expired	(1,884)
Balance, December 31, 2006	$5,650

Accounts payable and accrued liabilities decreased $0.6 million to $0.6 million at December 31, 2006 from $1.2 million at December 31, 2005, primarily due to the payment of $0.5 million of settlements during 2006, which were accrued as of December 31, 2005 and related to fiscal 2005 settlements.

Compensation, employee benefits and payroll taxes decreased $1.1 million to $1.0 million at December 31, 2006 from $2.1 million at December 31, 2005, primarily due to the payment of commissions that were accrued at December 31, 2005. Accruals for commissions were lower in 2006 due to weaker results from operations.

Dividends payable of $0.9 million at December 31, 2005 represented a special dividend, which was authorized by the Board of Directors, of $0.15 per share to shareholders of record on January 17, 2006. The dividend payment was made on February 10, 2006.

Income taxes payable decreased $2.6 million to a receivable of $0.3 million at December 31, 2006 from a payable of $2.3 million at December 31, 2005, primarily due to $1.8 million of income tax payments made during 2006, partially offset by the accrual for fiscal 2006 taxes payable related to realized gains on investments.

Deferred revenue of $0.5 million at December 31, 2006 related to amounts received from DCS based on the execution of a five-year agreement, which is being amortized at the rate of $8,333 per month through September 2011.

Deferred income taxes payable decreased $3.7 million to $1.7 million at December 31, 2006 from $5.4 million at December 31, 2005, primarily due to a $10.1 million net unrealized loss on securities and underwriter warrants during 2006.

Capital expenditures of $117,000 in 2006 were primarily for leasehold improvements at our Salem, Oregon office. At December 31, 2006, we did not have any material commitments for capital expenditures.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. Through December 31, 2006, we had repurchased a total of 284,263 shares and 315,737 shares remained available for repurchase. This repurchase program does not have an expiration date.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations, which consisted solely of operating leases, as of December 31, 2006 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Operating leases	$1,561	$562	$882	$117	$—

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note T. of Notes to Consolidated Financial Statements included under Part II, Item 8. of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to us resulting primarily from changes in equity prices and, to a significantly lesser extent, interest rates and foreign currency rates. We have exposure to market risk through our market-making and trading operations. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions as well as trading for our own equity investment account. We were a market-maker for 49 equity securities from 39 different issuers at December 31, 2006. We did not make a market for any tax exempt or taxable debt obligations at December 31, 2006.  All of our securities as of December 31, 2006 were marketable equity and other securities which were reported at fair value on our consolidated balance sheet.

Changes in the value of our trading inventories and our investment accounts result primarily from fluctuations in equity prices as well as changes in interest rates and general market and economic conditions. Our primary method of controlling risk in our trading inventories and investment accounts is through daily monitoring and use of position limits. Our trading inventories consist primarily of Nasdaq equity securities. As of December 31, 2006, the equity trading inventory limit was $2 million and the fixed income limit was $500,000. Our trading activities were within these limits at December 31, 2006. Position limits in trading inventory accounts are monitored on a daily basis as are limit exceptions. Debt obligation trading inventories are relatively small, since, for the most part, these securities are purchased only upon orders from customers. Consolidated positions and exposure reports are prepared and reviewed monthly by the Senior Vice President of Trading. The trading department also monitors inventory levels and trading results on a monthly basis, with particular focus on position concentration, liquidity and volatility. The trading department prepares summary results every month to record each position at fair market value, which can require adjustments for lack of liquidity, high concentration or other reasons.

Value-at-Risk

In addition to the management procedures and processes we use to monitor and limit risk, we also apply an industry standard statistical model known as Value-at-Risk (“VaR”) to the public securities in our portfolios to estimate the potential losses that could arise from changes in market conditions. VaR seeks to predict the risk of loss based on historical and/or market-implied price and volatility patterns by estimating the probability of the value of a financial instrument rising above or falling below a specified amount. Our non-public investments are not included in the VaR analysis because the model requires historical trading prices as one of its inputs. In addition, our restricted investments are not included because they are not freely traded. Our calculations are based on a methodology that uses a one-day interval and a 95% confidence level, which means that there was a 5% chance that our securities portfolios could suffer a loss equivalent to the VaR on any one trading day during the past year.

The following tables sets forth the VaR for our overall portfolio of public equities as of December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006		December 31, 2005
	Investment	Trading	Investment	Trading
VaR	$587	$90	$2,368	$81
Portfolio value (net)	$15,975	$2,308	$28,216	$1,517
VaR as a percentage of portfolio value	3.7%	3.9%	8.4%	5.4%

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

VaR calculations have inherent limitations, particularly in the case of low volume, small cap equities, which constitute a large percentage of our portfolio value. The historical data on which the VaR is based may not accurately predict future market risk and the calculation has no input that reflects the liquidity of the equities in the portfolio, so the VaR for a one-day horizon does not capture the market risk of positions that could not be liquidated, or that could only be liquidated at a very low price in any one-day period. There can be no assurance that the actual losses would not exceed the VaR for any one-day period.

Equity Price Risk

We are exposed to significant equity price risk as a result of our customer transactions and market-making activity in equity securities and our concentrations in a limited number of equities, many of which are related to our investment banking projects. Our broker-dealer activities are client-driven, with the objective of meeting our clients’ needs while earning a trading profit to compensate for the risk associated with carrying inventories in equities, many of which are volatile, and some of which are illiquid, micro and small cap securities. We attempt to reduce the risk of loss inherent in this activity by monitoring these securities positions continuously throughout each day. The average aggregate inventory held in our proprietary investment and trading accounts during the quarter ended December 31, 2006 was approximately $22.9 million. Prices of the marketable equities held in these accounts are readily available and monitored on a continuous basis.

Interest Rate Risk

We have little direct exposure to interest rate risk. A relatively minor amount of our trading inventory consists of debt obligations, and any of these positions we might have on occasion are in our trading inventory for only a very short time. However, to the extent that interest rate fluctuations affect general market conditions and cause investors to shift away from or more heavily into equity investing, interest rates can have an effect on the value of our equity positions.

Foreign Currency Risk

We do not deal in securities denominated in foreign currencies and only trade foreign equities upon receipt of orders from customers, so we do not have any significant exposure to foreign currency risk in our trading inventory or investment accounts.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2006 is as follows (unaudited):

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenue	$10,134	$17,996	$8,105	$3,501
Earnings (loss) before income taxes	4,280	10,121	1,203	(2,224)
Net income (loss)	2,568	6,072	738	(886)
Basic net income (loss) per share(1)	0.41	0.97	0.12	(0.14)
Diluted net income (loss) per share(1)	0.41	0.96	0.12	(0.14)

2006
Revenue (loss)	$(958)	$7,090	$(181)	$7,513
Earnings (loss) before income taxes	(5,670)	1,064	(4,823)	2,123
Net income (loss)	(3,527)	721	(3,216)	1,160
Basic net income (loss) per share	(0.57)	0.12	(0.52)	0.18
Diluted net income (loss) per share	(0.57)	0.12	(0.52)	0.18

(1)             The amounts have been adjusted for the March 2006 two-for-one stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	161,000	$3.93	532,000

Equity compensation plans not approved by shareholders	—	—	—
Total	161,000	$3.93	532,000

(1) Includes our 1999 Stock Option Plan.

Additional information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption  “Director Independence” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Registered Public Accountants” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements and Schedules, together with the reports thereon of McGladrey & Pullen, LLP and Grant Thornton LLP, are included on the pages indicated below:

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 18, 1989 (“Form 10”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 10).

10.1	Office Lease renewal for the period from June 1, 1997 to May 31, 2002, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997).

10.2	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).

10.3*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 1999).

10.4

Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).

16	Letter re change in certifying accountant (incorporated by reference to Exhibit 16 to Form 8-K dated November 17, 2005 and filed with the Securities and Exchange Commission on November 23, 2005).

Number	Description
21.1	Subsidiaries of Paulson Capital Corp. Incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2005.

23.1	Consent of McGladrey & Pullen, LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007:

PAULSON CAPITAL CORP.
(Registrant)

By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 30, 2007.

SIGNATURE	TITLE

/s/ CHESTER L. F. PAULSON	Chairman of the Board, President
Chester L. F. Paulson	and Chief Executive Officer
(Principal Executive Officer)

/s/ KAREN L. JOHANNES	Chief Financial Officer
Karen L. Johannes	(Principal Financial Officer)

/s/ JACQUELINE M. PAULSON	Secretary, Treasurer and Director
Jacqueline M. Paulson

/s/ STEVE KLEEMANN	Director
Steve Kleemann

/s/ SHANNON PRATT	Director
Shannon Pratt

/s/ PAUL SHOEN	Director
Paul Shoen

Report of Independent Registered Public Accounting Firm

To the Shareholders

Paulson Capital Corp.

Portland, Oregon

We have audited the consolidated balance sheets of Paulson Capital Corp. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule II of Paulson Capital Corp. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A of the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ McGladrey & Pullen, LLP
Chicago, Illinois
March 30, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Paulson Capital Corp.

We have audited the consolidated statements of operations, shareholders’ equity and cash flows of Paulson Capital Corp. (an Oregon corporation) and Subsidiary for the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Paulson Capital Corp.’s consolidated results of operations and its consolidated cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2004.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Portland, Oregon
February 24, 2005

Paulson Capital Corp. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$219,341	$129,549
Receivable from clearing organization	7,748,968	12,608,491
Notes and other receivables	1,651,002	1,081,528
Income taxes receivable	304,695	—
Trading securities, at market value	2,363,824	1,558,564
Investment securities, at market or estimated fair value	19,542,643	32,401,808
Underwriter warrants, at estimated fair value	5,650,000	6,275,000
Prepaid and deferred expenses	711,827	674,328
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $747,759 and $962,943	271,766	265,791
Total Assets	$38,464,066	$54,995,059

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$570,823	$1,243,866
Payable to clearing organization	—	3,182,347
Compensation, employee benefits and payroll taxes	954,981	2,105,259
Securities sold, not yet purchased, at market value	17,244	23,033
Dividends payable	—	929,317
Income taxes payable	—	2,338,218
Deferred revenue	475,000	—
Deferred income taxes	1,670,000	5,408,000
Total Liabilities	3,688,048	15,230,040

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,179,011 and 6,195,448	1,920,293	1,817,100
Retained earnings	32,855,725	37,947,919
Total Shareholders’ Equity	34,776,018	39,765,019

Total Liabilities and Shareholders’ Equity	$38,464,066	$54,995,059

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,
	2006	2005	2004

Revenues
Commissions	$15,724,699	$16,517,709	$18,304,103
Corporate finance	5,035,929	3,259,092	11,213,195
Investment income (loss)	(6,345,099)	15,839,768	2,017,840
Trading income (loss)	(1,337,726)	2,926,440	1,350,816
Interest and dividends	77,845	51,062	27,686
Other	307,936	1,142,277	1,635
	13,463,584	39,736,348	32,915,275

Expenses
Commissions and salaries	14,984,974	18,701,260	19,263,085
Underwriting expenses	457,974	227,412	876,981
Rent, telephone and quotation services	1,205,000	1,281,293	1,211,383
Professional fees	784,150	1,456,649	1,029,800
Bad debt expense	5,280	299,745	684,429
Travel and entertainment	284,661	229,055	368,044
Advertising and promotion expense	187,417	273,430	302,486
Settlement expense	396,282	870,535	1,274,540
Depreciation and amortization	103,129	90,814	96,914
Other	2,361,144	2,926,095	1,911,147
	20,770,011	26,356,288	27,018,809

Income (loss) before income taxes	(7,306,427)	13,380,060	5,896,466

Income tax expense (benefit):
Current	1,294,000	4,916,000	(115,734)
Deferred	(3,738,000)	(28,000)	2,522,600
	(2,444,000)	4,888,000	2,406,866

Net income (loss)	$(4,862,427)	$8,492,060	$3,489,600

Basic net income (loss) per share	$(0.79)	$1.36	$0.55

Diluted net income (loss) per share	$(0.79)	$1.35	$0.55

Shares used in per share calculations:
Basic	6,179,858	6,262,886	6,366,388
Diluted	6,179,858	6,295,264	6,373,778

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary
Consolidated Statements of Shareholders’ Equity
For the Three Years In the Period Ended December 31, 2006

				Total
	Common Stock		Retained	Shareholders
	Shares	Amount	Earnings	Equity
Balance at December 31, 2003	6,249,622	$1,173,045	$28,421,863	$29,594,908

Stock options exercised and income tax benefit
from stock option exercises	157,000	577,518	—	577,518
Redemption of common stock	(26,022)	(4,739)	(86,825)	(91,564)
Net income			3,489,600	3,489,600
Balance at December 31, 2004	6,380,600	1,745,824	31,824,638	33,570,462

Stock options exercised and income tax benefit
from stock option exercises	27,000	111,284	—	111,284
Redemption of common stock	(212,152)	(40,008)	(962,898)	(1,002,906)
Dividends to common shareholders	—	—	(1,405,881)	(1,405,881)
Net income	—	—	8,492,060	8,492,060
Balance at December 31, 2005	6,195,448	1,817,100	37,947,919	39,765,019

Stock options exercised and income tax benefit
from stock option exercises	21,000	110,680	—	110,680
Redemption of common stock	(37,437)	(7,487)	(229,767)	(237,254)
Net loss			(4,862,427)	(4,862,427)
Balance at December 31, 2006	6,179,011	$1,920,293	$32,855,725	$34,776,018

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(4,862,427)	$8,492,060	$3,489,600
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(2,771,248)	(2,123,014)	(7,288,588)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	2,504,358	4,612,960	2,127,636
Non-cash compensation associated with underwriter warrants	891,890	651,054	2,055,952
Depreciation and amortization	103,129	90,815	96,914
(Gain) loss on asset disposition	7,655	(2,000)	—
Deferred revenue	475,000	—	—
Deferred income taxes (net of income tax benefit of stock option exercise)	(3,709,100)	(19,526)	2,522,600
Change in assets and liabilities:
Notes and other receivables	(569,474)	(638,594)	223,540
Receivables from/payable to clearing organization	1,677,176	(2,591,750)	(168,098)
Trading and investment securities	12,053,905	(10,156,401)	(4,740,868)
Prepaid and deferred expenses	(37,499)	909,018	(164,809)
Accounts payable, accrued liabilities and compensation payables	(1,823,321)	(897,787)	1,725,101
Securities sold, not yet purchased	(5,789)	(27,111)	31,093
Income tax receivable	(304,695)
Income taxes payable	(2,338,218)	3,189,218	233,900
Net cash provided by operating activities	1,291,342	1,488,942	143,973

Cash flows from investing activities:
Sale of vehicle	—	2,000	—
Additions to furniture and equipment	(116,759)	(117,578)	(127,615)
Net cash used in investing activities	(116,759)	(115,578)	(127,615)

Cash flows from financing activities:
Proceeds from stock option exercise	81,780	102,810	365,218
Dividends paid to common shareholders	(929,317)	(476,564)	(312,481)
Payments to retire common stock	(237,254)	(1,002,906)	(91,564)
Net cash used in financing activities	(1,084,791)	(1,376,660)	(38,827)

Increase (decrease) in cash and cash equivalents	89,792	(3,296)	(22,469)

Cash and cash equivalents:
Beginning of year	129,549	132,845	155,314

End of year	$219,341	$129,549	$132,845

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,277,163	$2,710,114	$664,330
Cash paid during the period for interest	—	421	10,093

Supplemental non-cash information:
Dividends declared	$—	$1,405,881	$—
Deferred tax benefit from stock option exercise	28,900	8,474	212,300

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Paulson Capital Corp. is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc., is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers. We provide broker-dealer services in securities on both an agency and a principal basis to our customers who are introduced to RBC Dain Correspondent Services (“DCS”), our clearing organization, on a fully-disclosed basis. We also act as lead or participating selling group member for securities offerings. We conduct business throughout the United States.

We operate under the provision of paragraph (k)(2)(ii) of rule 15c3-3 of the Securities and Exchange Act of 1934 and, accordingly, are exempt from the remaining provisions of that rule. Essentially, the requirements of paragraph (k)(2)(ii) provide that we clear all transactions on behalf of our customers on a fully disclosed basis with a clearing broker-dealer and promptly transmit all customer funds and securities to the clearing broker-dealer. The clearing broker-dealer carries all of the accounts of the customers and maintains and preserves all related books and records as are customarily kept by a clearing broker-dealer.

Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates regarding the fair value of underwriter warrants, not readily marketable securities and legal reserves are significant estimates and these estimates could change in the near term.  Actual results could differ from those estimates.

Revenue Recognition

Our revenues include the following:

•                  Commissions, which represent amounts earned from our retail securities brokerage activities and are recorded on a trade-date basis;

•                  Corporate finance revenues, which are a function of total proceeds from offerings done during the period, compensation per offering and the fair value of underwriter warrants received are recorded at the time the underwriting is complete;

•                  Investment income (loss), which includes (i) the unrealized appreciation and depreciation of securities held based on quoted market prices, (ii) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon our estimate of their fair value, (iii) realized gains and losses on the sale of securities with quoted market prices and securities that are not readily marketable, and (iv) the unrealized appreciation and depreciation of underwriter warrants held, all of which are recorded in the relevant period; and

•                  Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department and is recorded on a trade-date basis.

Value of Underwriter Warrants

We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate estimated value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is earned, its estimated value is included in corporate finance revenue on that date. Subsequently, any change in estimated value is recorded currently as investment income or loss. When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free interest rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. At December 31, 2006, the value of underwriter warrants was $5.7 million, which is included as a separate line item on our consolidated balance sheet.

Fair Value of Marketable Securities

Marketable securities are valued at fair market value, and securities not readily marketable are valued at fair value as determined by management. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with banks and highly liquid investments with a maturity of three months or less when purchased.

Balances maintained within accounts on deposit with banks, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Fair Value of Financial Instruments

Substantially all of our financial instruments are carried at fair value or amounts that approximate fair value. The carrying amounts reflected in the financial statements for cash and cash equivalents, receivables and payables approximate their respective fair values due to the short-term nature of these items. The fair values of securities owned and securities sold, not yet purchased are equal to the carrying value. Changes in the market value of these securities are reflected currently in our results of operations. Other than those separately disclosed in the Notes to Consolidated Financial Statements, our remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

Furniture and Equipment

Depreciation of furniture and equipment is generally computed using the straight-line method over their estimated useful lives (5 years). Leasehold improvements are amortized over the lesser of their estimated useful life or the remaining lives of their related leases.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

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

Advertising

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 totaled $127,000, $127,000 and $142,000, respectively.

Stock-Based Compensation

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

We elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. We did not have any unrecognized expense related to awards outstanding at the date of adoption since they were all fully vested. For future awards, expense calculated pursuant to SFAS No. 123R will be recognized as compensation expense using the Black-Scholes option pricing model over the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

There were no options granted and no pro forma stock-based compensation expense as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in the prior periods presented.

Comprehensive Income

We had no other comprehensive income items; accordingly, net income and other comprehensive income are the same.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the 2006 presentation.

NOTE B - RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

We introduce all customer transactions in securities traded on U.S. securities markets to DCS on a fully-disclosed basis. The agreement with our clearing broker provides that we are obligated to assume any exposure related to nonperformance by customers or counterparties. We monitor clearance and settlement of all customer transactions on a daily basis. The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations. In the event of nonperformance, we may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss. We have not experienced in the past, and we do not anticipate experiencing in the future, significant nonperformance by our customers and counterparties.

NOTE C — NOTES AND OTHER RECEIVABLES

 Notes and other receivables consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005
Officers	$12	$38
Employees	127	99
Independent brokers	82	17
Other	1,430	928
	$1,651	$1,082

Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to our employees and registered representatives. Other receivables are primarily related to advances to underwriting clients, as well as to commissions receivable and amounts receivable from insurance companies as reimbursement for insured losses. An allowance is recorded for specific amounts when they are determined by management to be uncollectible. For the years ended December 31, 2006, 2005 and 2004, receivables of $5,000, $300,000 and $684,000, respectively, were determined by management to be uncollectible and written off to bad debt expense.

NOTE D - TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by us.

The categories of trading securities and their related market values were as follows (in thousands):

	December 31, 2006		December 31, 2005
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
Corporate equities	$2,036	$17	$1,477	$23
State and municipal obligations	—	—	5	—
Corporate options/warrants	328	—	77	—
	$2,364	$17	$1,559	$23

As a securities broker-dealer, we are engaged in various securities trading and brokerage activities as principal. In the normal course of business, we have sold securities that we do not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded on our balance sheet at the market value of the related securities and will result in a trading loss on the securities if the market price increases and a trading gain if the market price decreases between the balance sheet date and the purchase date.

NOTE E - INVESTMENT SECURITIES

Investment securities which are readily marketable are stated at market value with unrealized gains and losses included currently in earnings as a component of investment income (loss) on our consolidated statements of operations.

Included in investment securities are also certain securities which are not readily marketable. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to us. Securities that are not readily marketable are stated at estimated fair value with unrealized gains and losses included currently in earnings as a component of investment income (loss) on our consolidated statements of operations.

The cost basis related to our investment security portfolio was $20.4 million and $22.6 million as of December 31, 2006 and 2005, respectively.

The fair market value or estimated fair value of our investment securities was as follows (in thousands):

	December 31,
	2006	2005
Corporate equities	$18,770	$30,718
Corporate options/warrants	773	1,684
	$19,543	$32,402

Realized and unrealized gains (losses) related to our investment securities included in the determination of net earnings was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Realized gains (losses)	$5,681	$20,210	$(400)
Unrealized gains (losses)	(9,521)	243	4,545
	$(3,840)	$20,453	$4,145

NOTE F — UNDERWRITER WARRANTS

The estimated fair value of underwriter warrants is determined by management using the Black-Scholes option-pricing model (see Note A). The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which we cannot exercise the warrants. Underwriter warrant activity was as follows (in thousands):

Estimated fair value at December 31, 2003	$6,311
Warrants received, net of employee compensation	5,232
Warrants exercised and expired	(3)
Unrealized depreciation in estimated value	(2,124)
Estimated fair value at December 31, 2004	9,416
Warrants received, net of employee compensation	1,472
Warrants exercised and expired	(3,300)
Unrealized depreciation in estimated value	(1,313)
Estimated fair value at December 31, 2005	6,275
Warrants received, net of employee compensation	1,880
Warrants exercised and expired	(1,884)
Unrealized depreciation in estimated value	(621)
Estimated fair value at December 31, 2006	$5,650

The fair value of the underwriter warrants received is reflected currently in earnings as a component of corporate finance income. The unrealized depreciation and the estimated fair value of underwriter warrants expired is reflected currently in earnings as a component of investment income (loss). The gain recognized from the sale of the underlying securities related to the exercise of underwriter warrants is reflected currently in earnings as a component of investment income (loss). The fair value of underwriter warrants given to employees is recognized currently as a component of compensation expense.

NOTE G — FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2006	2005
Office equipment	$919	$1,196
Leasehold improvements	101	33
	1,020	1,229
Less accumulated depreciation	(748)	(963)
	$272	$266

NOTE H — INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current tax expense (benefit):
Federal	$1,139	$4,510	$(141)
State and local	155	406	25
	1,294	4,916	(116)
Deferred tax expense (benefit):
Federal	(3,319)	(25)	1,975
State and local	(419)	(3)	548
	(3,738)	(28)	2,523
	$(2,444)	$4,888	$2,407

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income tax (benefit) at statutory federal tax rate	$(2,495)	$4,549	$2,005
State and local taxes, net of federal benefit	(295)	517	353
Change in valuation allowance on net deferred tax asset	50	(146)	52
Other	296	(32)	(3)
	$(2,444)	$4,888	$2,407

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued expenses	$115	$247
Fixed asset depreciation	2	—
Deferred revenue	182	—
Net operating loss carryforwards and credits	83	114
	382	361
Valuation allowance	(61)	(11)
	321	350

Unrealized appreciation on securities	(1,829)	(5,577)
Fixed asset depreciation	—	(9)
Prepaid expense	(162)	(172)
	(1,991)	(5,758)
	$(1,670)	$(5,408)

We recorded an increase (decrease) to our valuation allowance for 2006, 2005 and 2004 in the amount of $50,000, $(146,000) and $52,000, respectively, based upon management’s assessment that it is more likely than not that a portion of the net deferred tax asset related to certain state net operating loss carryforwards will not be fully realized. Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods based upon their assessment.

State net operating loss carryforwards of approximately $1.6 million at December 31, 2006 expire from 2007 through 2024.

NOTE I — STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. At December 31, 2006, 532,000 options were available for grant and 693,000 shares of our common stock were reserved for issuance related to the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options. Activity under the Plan in 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	193,000	$3.92
Granted	—	—
Exercised	(21,000)	3.89
Forfeited	(11,000)	3.75
Outstanding at December 31, 2006	161,000	3.93

Certain information regarding options outstanding and exercisable as of December 31, 2006 was as follows:

Options Outstanding and Exercisable
Number	161,000
Weighted average per share exercise price	$3.93
Aggregate intrinsic value	$205,000
Weighted average remaining contractual term	1.2 years

As of December 31, 2006, there was no unrecognized stock-based compensation.

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  There were no stock options granted during 2006, 2005 or 2004.

Since our options are fully vested upon the date of grant, we recognize the related stock-based compensation expense at that time. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation plan was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Weighted average grant-date per share fair value of share options granted	$—	$—	$—
Total intrinsic value of share options exercised	51	47	461
Stock-based compensation recognized in results of operations	—	—	—
Cash received from options exercised	82	103	365
Tax deduction realized related to stock options exercised	51	47	461

NOTE J — EARNINGS PER SHARE

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Year Ended December 31,
	2006	2005	2004
Shares used for basic income (loss) per share	6,179,858	6,262,886	6,366,388
Effect of dilutive stock options	—	32,378	7,390
Shares used for diluted net income (loss) per share	6,179,858	6,295,264	6,373,778

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	36,416	—	35,000

NOTE K — LEASES

We lease office space under the terms of various non-cancellable operating leases.  The future minimum payments for each of the next five years and thereafter required for leases were as follows at December 31, 2006 (in thousands):

Year Ending December 31,
2007	$562
2008	568
2009	314
2010	117
2011	—
Thereafter	—
$1,561

The leases are accounted for on a straight-line basis and provide for payment of taxes and other expenses by us. Rent expense for the years ended December 31, 2006, 2005 and 2004 approximated $522,000, $605,000 and $519,000, respectively.

NOTE L — EMPLOYEE BENEFIT PLANS

Retirement benefits for our employees who have completed certain service requirements are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors.  Contributions to the plan for the years ended December 31, 2006, 2005 and 2004 approximated $91,000, $605,000 and $348,000, respectively.

NOTE M — CONTINGENCIES

In the ordinary course of business, we are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, and regulatory matters. Some of these claims seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines and penalties.

In October 2002, we were named as a defendant in a lawsuit filed by Special Situations Fund III, LP and Special Situations Cayman Fund, LP. The lawsuit was filed in U.S. District Court for the District of New Jersey. It asserts various federal securities law claims and common law fraud and negligence against numerous defendants, including us, arising out of two follow-on offerings of Suprema Specialties, Inc.  We participated in one of the two offerings, the August 25, 2000 follow-on offering of Suprema Specialties, Inc., as a member of the underwriting syndicate, underwriting 75,000 shares in total. The stock was sold in the August 25, 2000 offering at a price of $8.00 per share. Plaintiffs seek damages for the purchase of 399,151 shares of Suprema Specialties, Inc. stock between August 25, 2000 and November 14, 2001. The federal district court dismissed the claims against us. On appeal, the U.S. Third Circuit Court of Appeals affirmed the dismissal of the plaintiffs’ claims for violation of Rule 10b-5 but reversed as to the dismissal of claims under Section 11 of the Securities Act of 1933. Subsequently, the plaintiffs stipulated that they will not be asserting a claim for common law fraud against us. The negligent misrepresentation claim remains in the case. We believe our liability under Section 11 is limited to the amount of shares either underwritten or actually retained by us in the offering. Discovery has begun, but has not yet been completed.  We believe we have meritorious defenses and intend to defend this matter vigorously.

In December 2005, we received notice of possible claims being asserted against us by two individuals who invested in Wood River Partners LP (“Wood River”). The investors purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of ours. Along with his brother, they have indicated that they paid $1,050,000 for their interests in Wood River. The SEC sued Wood River in October 2005, and a receiver currently runs Wood River. At this point, it is not known how much the individuals might recover through the receivership. The individuals have indicated that they believe they may have claims against us under the Oregon Securities Law for rescission, interest and attorney fees. We believe we have meritorious defenses and, if litigation is filed, we intend to defend this matter vigorously.

In January 2007, Timothy Touloukian (“Touloukian”) filed an NASD arbitration against us seeking $5 million in compensatory damages based upon alleged claims of breach of contract, breach of implied contractual duties, indemnification, negligent misrepresentation and negligence. Touloukian was employed as a registered representative by us from November 2002 through December 2003.  Touloukian’s claims against us arise out of a NASD investigation of Touloukian regarding the trading of mutual funds. Touloukian subsequently entered into an Acceptance Waiver and Consent (“AWC”) with the NASD, resulting in a fine and suspension. Touloukian asserts that the NASD’s investigation and subsequent AWC have caused Touloukian to lose employment opportunities and damage his earning capacity in the future. In his arbitration Statement of Claim, Touloukian seeks to hold us responsible for the alleged damages resulting from his diminished earning capacity. We have just started to respond to the arbitration claims. Our Answer to the Statement of Claim is due June 14, 2007. We believe we have meritorious defenses and intend to defend this matter vigorously.

An adverse outcome in certain of the matters described above could have a material adverse effect on us. We also have been named in or threatened with certain other legal proceedings. We believe, based upon information received to date and, where we believe it appropriate, discussions with legal counsel, that resolution of additional pending or threatened litigation will have no material adverse effect on our consolidated financial condition, results of operations or our business.

NOTE N — NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2006, we had net capital of $15.9 million, which was $15.8 million in excess of our required net capital of $115,863. Our net capital ratio was 0.11 to 1 at December 31, 2006. The minimum requirements may effectively restrict the payment of cash dividends.

NOTE O — SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a share repurchase plan for the repurchase of up to a total of 600,000 shares of our common stock. The share repurchase plan does not have an expiration date. Through December 31, 2006, we had purchased a total of 284,263 shares pursuant to this plan and 315,737 remained available for repurchase.

NOTE P — DIVIDENDS

Pursuant to a December 22, 2005 authorization by our Board of Directors, in February 2006, we paid a special cash dividend of $0.15 per share to shareholders of record on January 17, 2006. The dividend paid totaled $0.9 million.

Pursuant to a January 27, 2005 authorization by our Board of Directors, on March 3, 2005, we paid a special cash dividend of $0.075 per share to shareholders of record on February 10, 2005. The dividend paid totaled $0.5 million.

Pursuant to a December 3, 2003 authorization by our Board of Directors, in January 14, 2004, we paid a special cash dividend of $0.05 per share to shareholders of record on December 22, 2003. The dividend paid totaled $0.3 million.

NOTE Q — CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities include investments in the common stock of the following companies, which represent more than 10% of trading and investment securities at December 31, 2006 and 2005 (dollars in thousands):

As of December 31, 2006: Company	Investment at Fair Market Value	Percentage of Total
Charles and Colvard, Ltd.	$7,438	34.0%
Lumera Corporation	3,526	16.1%
ICOP Digital	2,771	12.6%
	$13,735	62.7%

As of December 31, 2005: Company	Investment at Fair Market Value	Percentage of Total
Charles and Colvard, Ltd.	$16,890	49.7%
ICOP Digital	4,435	13.1%
	$21,325	62.8%

In 2006, 2005 and 2004, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

NOTE R — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, we paid approximately $190,000 and $408,000, respectively, of legal costs on behalf of our officers and employees.

NOTE S — OTHER INCOME

Other income in 2006 included $280,000 in insurance recovery related to legal and settlement expense from prior years.

In March 2005, we paid $1.1 million to settle a lawsuit related to eDigital. We paid the settlement amount because our insurance company, which previously agreed to pay the settlement, refused to pay. We were successful in the lawsuit filed against the insurance carrier to recover the settlement amount.  Included in other income in 2005 is $1.1 million settlement recovery.

NOTE T — NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of adopting SFAS No. 159.

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides guidance on the accounting for uncertain tax positions. FIN 48 defines the threshold for recognizing the benefits of tax positions taken or expected to be taken on a tax return in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of the adoption of FIN 48 and do not believe the cumulative-effect adjustment, if any, will be material to  our consolidated financial position or results of operations.

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2006

Description	Number of Warrants	Date Exercisable	Exercise Price per Warrant	Expiration Date
American Mold Guard (units)	86,024	04/26/07	$15.60	04/26/11
Ascent Solar Technologies (units)	232,500	07/10/07	6.60	07/10/11
ICOP Digital (units)	100,750	01/04/06	9.90	07/08/10
ICOP Digital (common and warrant)	17,875	01/08/06	5.92	07/08/10
INX (formerly known as I-Sector Corp.) (units)	29,653	05/07/05	19.92	05/07/09
JJ Pharma	37,350	07/18/06	1.00	07/18/16
Lumera Corporation	346,085	07/23/05	8.34	07/22/09
Milestone Scientific (units)	99,857	02/17/05	7.82	02/16/09
Nuvim (units)	184,950	12/18/05	1.20	06/20/10
Pacific Mercantile Bancorp	136,118	12/08/04	11.10	12/08/08
Path 1 Network Technologies (units)	87,292	07/31/04	12.96	07/30/08
Q Comm International (units)	61,552	06/25/04	15.60	06/24/08
Smart Pros Ltd. (units)	32,970	04/17/05	15.30	10/19/09
Universal Guardian (units)	95,800	06/20/06	1.50	06/19/11

SCHEDULE II

Paulson Capital Corp. and Subsidiary

Vaulation and Qualifying Accounts

For the Three Years in the Period Ended December 31, 2006

Column A	Column B	Column C		Column D	Column E
	Balance	Charged	Charged to		Balance
	at Beginning	to Costs and	Other Accounts -	Deductions -	at End
Description	of Period	Expenses	Describe	Describe (a)	of Period

Year Ended December 31, 2004:

Allowance for uncollectible accounts	$—	$684,429	$—	$(684,429)	$—

Year Ended December 31, 2005:

Allowance for uncollectible accounts	$—	$299,745	$—	$(299,745)	$—

Year Ended December 31, 2006:

Allowance for uncollectible accounts	$—	$5,280	$—	$(5,280)	$—

(a) Charges to the account included in this column are for the purpose for which the reserve was created.