Form 10-Q
period 2007-03-31
PAULSON CAPITAL CORP
filed 2007-05-14
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Tes  ☐    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	6,153,511
(Class)	(Outstanding at May 14, 2007)

PAULSON CAPITAL CORP. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Paulson Capital Corp. and Subsidiary
Consolidated Balance Sheeets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$151,104	$219,341
Receivable from clearing organization	10,667,203	7,748,968
Notes and other receivables	1,624,620	1,651,002
Income taxes receivable	—	304,695
Trading securities, at market value	3,627,085	2,363,824
Investment securities, at market or estimated fair value	16,036,363	19,542,643
Underwriter warrants, at estimated fair value	10,015,000	5,650,000
Prepaid and deferred expenses	493,288	711,827
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $776,723 and $747,759	248,929	271,766
Total Assets	$42,863,592	$38,464,066

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$580,220	$570,823
Payable to clearing organization	155,590	—
Compensation, employee benefits and payroll taxes	1,153,943	954,981
Securities sold, not yet purchased, at market value	5,277	17,244
Income taxes payable - current	78,151	—
Income taxes payable - long-term	190,000	—
Deferred revenue	450,000	475,000
Deferred income taxes	2,906,248	1,670,000
Total Liabilities	5,519,429	3,688,048

Commitments and Contingencies	—	—

Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,163,511 and 6,179,011	1,989,782	1,920,293
Retained earnings	35,354,381	32,855,725
Total Shareholders' Equity	37,344,163	34,776,018
Total Liabilities and Shareholders' Equity	$42,863,592	$38,464,066

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues
Commissions	$4,116,568	$4,103,034
Corporate finance	995,511	53,268
Investment income (loss)	3,184,344	(5,164,766)
Trading income	1,340,076	35,837
Interest and dividends	34,173	13,168
Other	25,375	1,173
	9,696,047	(958,286)

Expenses
Commissions and salaries	3,964,709	3,717,009
Underwriting expenses	159,955	35,000
Rent, telephone and quotation services	313,235	296,508
Professional fees	203,945	224,287
Bad debt expense	47,689	1,517
Travel and entertainment	35,380	42,032
Advertising and promotion expense	48,006	36,034
Settlement expense	79,717	—
Depreciation and amortization	28,964	21,873
Other	314,048	337,452
	5,195,648	4,711,712

Income (loss) before income taxes	4,500,399	(5,669,998)

Income tax expense (benefit):
Current	486,955	2,099,890
Deferred	1,236,247	(4,243,149)
	1,723,202	(2,143,259)

Net income (loss)	$2,777,197	$(3,526,739)

Basic net income (loss) per share	$0.45	$(0.57)

Diluted net income (loss) per share	$0.45	$(0.57)

Shares used in per share calculations:
Basic	6,157,672	6,189,194
Diluted	6,166,906	6,189,194

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,777,197	$(3,526,739)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(375,519)	—
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(4,075,987)	1,625,000
Noncash compensation associated with underwriter warrants	86,506	—
Depreciation and amortization	28,964	21,873
Deferred income taxes (net of income tax benefit of stock option exercises)	1,236,248	(4,243,149)
Loss on asset disposition	—	1,486
Deferred revenue	(25,000)	—
Change in assets and liabilities:
Receivables from/payable to clearing organization	(2,762,645)	961,328
Notes and other receivables	26,382	236,441
Income taxes receivable	304,695	—
Trading and investment securities	2,243,019	8,191,303
Prepaid and deferred expenses	218,539	97,181
Accounts payable, accrued liabilities and compensation payables	208,359	(1,968,459)
Securities sold, not yet purchased	(11,967)	61,547
Income taxes payable - current	78,151	(361,511)
Income taxes payable - long term	100,000	—
Net cash provided by operating activities	56,942	1,096,301

Cash flows from investing activities:
Additions to furniture and equipment	(6,127)	(8,702)

Cash flows from financing activities:
Proceeds from stock option exercise	77,110	—
Dividends paid to common shareholders	—	(928,972)
Payments to retire common stock	(196,162)	(43,795)
Net cash used in financing activities	(119,052)	(972,767)

Increase (decrease) in cash and cash equivalents	(68,237)	114,832

Cash and cash equivalents:
Beginning of period	219,341	129,549

End of period	$151,104	$244,381

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,190	$2,470,275

Supplemental non-cash flow information:

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for
Uncertainty in Income Taxes.’’ As a result, we recorded an adjustment of $90,000 from retained earnings to income taxes payable - long-term.

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 3.  Stock-Based Compensation

During the first quarter of 2007, 22,000 options were exercised at a weighted average exercise price of $3.51 per share.  At March 31, 2007, we had 95,000 options outstanding at a weighted average exercise price of $4.20 per share.

Note 4.  Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended March 31,
	2007	2006
Shares used for basic income (loss) per share	6,157,672	6,189,194
Effect of dilutive stock options	9,234	—
Shares used for diluted net income (loss) per share	6,166,906	6,189,194

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	—	193,000

Note 5. Repurchases of Common Stock

In the first three months of 2007, we repurchased a total of 37,500 shares of our common stock for a weighted average price of $5.23 per share, which totaled approximately $196,000. The amount paid above the original issue price, which totaled $189,000, was offset against retained earnings. The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. As of March 31, 2007, 278,237 shares remained available for purchase.

Note 6. Adoption of Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.

We adopted the provisions of Interpretation No. 48 on January 1, 2007. In accordance with paragraph 19, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. Upon adoption, we adjusted our financial statements to reflect those tax positions that are more-likely-than-not to be sustained as of the adoption date. The adjustment totaled $90,000 and was recorded directly as a reduction to our retained earnings balance on January 1, 2007.

At the date of adoption, we had unrecognized tax benefits of $174,000, all of which would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits on the date of adoption were $16,000. We do not believe it is reasonably possible that the total amount of unrecognized benefits will significantly increase or decrease within the next 12 months.

During the quarter ended March 31, 2007, unrecognized tax benefits increased $4,000 as a result of tax positions taken in prior periods and $17,000 as a result of tax positions taken during the current quarter.  There were no decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation.

The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, were 2003 through 2006.

Note 7. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 8. Subsequent Event

On May 1, 2007, we paid $210,000 in connection with a previously settled legal claim. Of this amount, $190,000 was accrued as a component of accounts payable and accrued liabilities on our balance sheet as of December 31, 2006, and the full amount was accrued as of March 31, 2007. We expect to receive $145,000 in insurance recovery on this claim, which will be recorded as an offset to settlement expense in the period received.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This report, including, without limitation, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

•                  Aspects of our business are volatile and affected by factors beyond our control.

•                  Our ability to attract and retain customers may be affected by our reputation.

•                  We are subject to extensive regulation that could result in investigations, fines or other penalties.

•                  We face intense competition in our industry.

•                  Our future success depends on retaining existing management and hiring and assimilating new key employees, and our inability to attract or retain key personnel would materially harm our business and results of operations.

•                  We are subject to an increased risk of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, or regulatory agencies, among others, seeking damages for mistakes, errors, negligence or acts of fraud by our employees.

•                  As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.

•                  Our directors control approximately 60 percent of our common stock and may have interests differing from those of other stockholders.

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

A substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one-year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with our PIPEs, which have varying terms and conditions.

Critical Accounting Policies and Use of Estimates

With the exception of the adoption of Interpretation No. 48 as described in Note 6 of Notes to Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.

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

The following tables set forth the changes in our operating results in the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 (dollars in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Commissions	$4,117	$4,103	$14	0.3%
Corporate finance	996	53	943	1,779.2
Investment income (loss)	3,184	(5,165)	8,349	n/a
Trading income	1,340	36	1,304	3,622.2
Interest and dividends	34	13	21	161.5
Other	25	2	23	1,150.0
Total revenues (loss)	9,696	(958)	10,654	n/a
Expenses:
Commissions and salaries	3,965	3,717	248	6.7
Underwriting expenses	160	35	125	357.1
Rent, telephone and quotation services	313	297	16	5.4
Professional fees	204	224	(20)	(8.9)
Bad debt expense	48	2	46	2,300.0
Travel and entertainment	35	42	(7)	(16.7)
Advertising and promotion	48	36	12	33.3
Settlement expense	80	—	80	n/a
Depreciation and amortization	29	22	7	31.8
Other	314	337	(23)	(6.8)
Total expenses	5,196	4,712	484	10.3
Income (loss) before income taxes	$4,500	$(5,670)	$10,170	n/a

Revenues

Commissions were flat in the three-month period ended March 31, 2007 compared to the same period of 2006. The total number of trades, including mutual fund trades, executed by our brokers were 25,400 in the three-month period ended March 31, 2007 compared to 26,500 in the comparable period of 2006. We had 85 brokers at March 31, 2007 compared to 96 brokers at March 31, 2006.

The decrease in the number of brokers at March 31, 2007 compared to March 31, 2006, was due to our strategy of having fewer, but higher producing brokers. As lower producing brokers have left, we have not filled the positions.

Corporate finance income of $1.0 million in the three-month period ended March 31, 2007 primarily represented underwriting discounts earned from one initial public offering in which we raised $9.8 million for Converted Organics Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition we completed one private transaction during the three-month period ended March 31, 2007.

Corporate finance income of $53,000 in the three-month period ended March 31, 2006 primarily included underwriting discounts earned from a few small private transactions.

Investment income increased $8.3 million in the three-month period ended March 31, 2007 compared to the same period of 2006 as detailed in the following table (in thousands):

	Three Months Ended March 31,
	2007	2006
Net unrealized gain (loss) related to underwriter warrants	$4,076	$(1,625)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(1,137)	(9,600)
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	245	6,060
	$3,184	$(5,165)

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased $1.3 million in the three-month period ended March 31, 2007 compared to the same period of 2006 to $1.3 million in the first quarter of 2007 compared to $36,000 in the first quarter of 2006. The income in the first quarter of 2007 was due to highly favorable results for certain securities that we were holding in our trading inventories. The first quarter of 2006 results reflected lower volume and lower prices for several of the securities we held in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses increased $0.5 million in the three-month period ended March 31, 2007 compared to the same period of 2006, primarily due to increases in commissions and salaries, underwriting expenses, bad debt expense and settlement expense.

Commissions and salaries increased $248,000 in the three-month period ended March 31, 2007 compared to the same period of 2006. The increase was primarily due to higher commissions on higher commission and corporate finance revenue. Retail commissions as a percentage of retail sales was comparable period over period.

Underwriting expense increased $125,000 in the three-month period ended March 31, 2007 compared to the same period of 2006, primarily due to the completion of one initial public offering in the first quarter of 2007 with no comparable transaction in the first quarter of 2006.

Bad debt expenses are recorded for specific amounts when they are determined by management to be uncollectible. For the three-month periods ended March 31, 2007 and 2006, receivables of $48,000 and $2,000, respectively, were determined by management to be uncollectible and written off to bad debt expense.

Settlement expense of $80,000 in the first quarter of 2007 is related to a $63,000 adjustment for open claims and the payment of $17,000 for the settlement of other matters.

Liquidity and Capital Resources

Our primary sources of liquidity include our cash and cash equivalents and receivables from our clearing organization, offset by payables to our clearing organization.

In addition, our sources of liquidity include our trading positions, investment positions, borrowings on those positions and profits realized upon the sale of the securities underlying underwriter warrants exercised. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market. Since many of the securities we hold are thinly traded, and we are, in many cases, a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in NASDAQ securities (which make up most of our trading positions) lead to decreased liquidity in the market for these issues, while rising prices in NASDAQ issues tend to increase the liquidity of the market for these securities.

We believe our liquidity is sufficient to meet our needs for both the short and long-term horizon. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2007.

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

At March 31, 2007, we owned 16 underwriter warrants from 15 issuers, all but four of which were exercisable. Four of the warrants had an exercise price below the March 31, 2007 market price of the securities receivable upon exercise. The intrinsic value of these warrants was $0.9 million at March 31, 2007. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities in the first quarter of 2007 totaled $57,000, primarily due to our net income of $2.8 million being offset by net non-cash income items of $3.1 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $2.8 million to $10.5 million at March 31, 2007 from $7.7 million at December 31, 2006, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Trading and investment securities combined decreased $2.2 million to $19.7 million at March 31, 2007 compared to $21.9 million at December 31, 2006. Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

Underwriter warrants increased $4.3 million to $10.0 million at March 31, 2007 compared to $5.7 million at December 31, 2006.  A roll-forward of the value of the warrants was as follows (in thousands):

Balance, December 31, 2006	$5,650
Fair value of warrants received, net of employee compensation	289
Net unrealized gain on value of warrants	4,076
Value of warrants exercised and expired	—
Balance, March 31, 2007	$10,015

Compensation, employee benefits and payroll taxes payable increased $0.2 million to $1.2 million at March 31, 2007 from $1.0 million at December 31, 2006, primarily due to strong retail results in the last month of the first quarter of 2007 compared to the last month of the fourth quarter of 2006.

Income taxes receivable decreased $0.6 million to a payable of $0.3 million at March 31, 2007 from a receivable of $0.3 million at December 31, 2006, primarily due to receipt of refunds and adjustments made for the adoption of Interpretation No. 48 during the first quarter of 2007. See also Note 6 of Notes to Consolidated Financial Statements.

Deferred revenue of $450,000 at March 31, 2007 related to amounts received from our clearing firm based on the execution of a five-year agreement, which is being amortized at the rate of $8,333 per month through September 2011.

Deferred income taxes payable increased $1.2 million to $2.9 million at March 31, 2007 from $1.7 million at December 31, 2006, primarily due to a $3.2 million net unrealized gain on securities and underwriter warrants during the first quarter of 2007.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. During the first quarter of 2007, we repurchased a total of 37,500 shares and, at March 31, 2007, 278,327 shares remained available for repurchase. This repurchase program does not have an expiration date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

There has been no change in new accounting pronouncements since the filing of our Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007. See also Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report under the heading “Forward Looking Statements and Risk Factors.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	25,500	$5.25	309,763	290,237
February 1 to February 28	12,000	5.18	321,763	278,237
March 1 to March 31	—	—	—	—
Total	37,500	5.23	321,763	278,237

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

Date: May 14, 2007	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer