Form 10-Q
period 2007-06-30
PAULSON CAPITAL CORP
filed 2007-08-14
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	6,089,446
(Class)	(Outstanding at August 10, 2007)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$120,730	$219,341
Receivable from clearing organization	14,311,661	7,748,968
Notes and other receivables	1,622,367	1,651,002
Income taxes receivable	—	304,695
Trading securities, at market value	8,769,088	2,363,824
Investment securities, at market or estimated fair value	12,774,205	19,542,643
Underwriter warrants, at estimated fair value	12,645,000	5,650,000
Prepaid and deferred expenses	269,865	711,827
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $804,086 and $747,759	248,813	271,766
Total Assets	$50,761,729	$38,464,066

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$653,105	$570,823
Payable to clearing organization	4,096,771	—
Compensation, employee benefits and payroll taxes	1,173,064	954,981
Securities sold, not yet purchased, at market value	2,686,879	17,244
Income taxes payable - current	279,298	—
Income taxes payable - long-term	190,000	—
Deferred revenue	425,000	475,000
Deferred income taxes	3,307,773	1,670,000
Total Liabilities	12,811,890	3,688,048

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,089,446 and 6,179,011	1,972,747	1,920,293
Retained earnings	35,977,092	32,855,725
Total Shareholders’ Equity	37,949,839	34,776,018

Total Liabilities and Shareholders’ Equity	$50,761,729	$38,464,066

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Commissions	$4,603,971	$4,076,360	$8,720,539	$8,179,394
Corporate finance	3,450,296	3,178,920	4,445,807	3,232,188
Investment income (loss)	(628,508)	75,735	2,555,836	(5,089,031)
Trading income (loss)	370,687	(254,547)	1,710,763	(218,710)
Interest and dividends	36,826	12,996	70,999	26,164
Other	146,700	440	172,075	1,614
	7,979,972	7,089,904	17,676,019	6,131,619

Expenses
Commissions and salaries	4,818,382	4,727,534	8,783,091	8,444,543
Underwriting expenses	149,509	132,446	309,464	167,446
Rent, telephone and quotation services	303,945	289,758	617,180	586,266
Professional fees	141,228	226,090	345,173	450,377
Bad debt expense	107,160	101	154,849	1,618
Travel and entertainment	41,804	211,307	77,184	253,339
Advertising and promotion expense	36,720	49,669	84,726	85,703
Settlement expense	230,000	4,750	309,717	4,750
Depreciation and amortization	27,363	22,604	56,327	44,477
Other	461,811	361,963	775,859	699,415
	6,317,922	6,026,222	11,513,570	10,737,934

Income (loss) before income taxes	1,662,050	1,063,682	6,162,449	(4,606,315)

Income tax expense (benefit):
Current	259,647	14,749	746,602	2,114,639
Deferred	401,526	327,524	1,637,773	(3,915,625)
	661,173	342,273	2,384,375	(1,800,986)

Net income (loss)	$1,000,877	$721,409	$3,778,074	$(2,805,329)

Basic net income (loss) per share	$0.16	$0.12	$0.61	$(0.45)

Diluted net income (loss) per share	$0.16	$0.12	$0.61	$(0.45)

Shares used in per share calculations:
Basic	6,144,599	6,183,719	6,151,100	6,186,441
Diluted	6,154,496	6,231,599	6,161,051	6,186,441

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$3,778,074	$(2,805,329)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(2,449,787)	(2,312,907)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(5,233,941)	1,939,144
Non-cash compensation associated with underwriter warrants	688,728	788,763
Depreciation and amortization	56,327	44,477
Deferred income taxes	1,637,773	(3,915,625)
Loss on asset disposition	—	1,486
Recognition of deferred revenue	(50,000)	—
Change in assets and liabilities
Receivables from/payable to clearing organization	(2,465,922)	3,713,633
Notes and other receivables	28,635	412,991
Income taxes receivable	304,695	—
Trading and investment securities	363,174	6,627,654
Prepaid and deferred expenses	441,962	281,935
Accounts payable, accrued liabilities and compensation payables	300,365	(2,185,393)
Securities sold, not yet purchased	2,669,635	(22,122)
Income taxes payable - current	279,298	(1,377,136)
Income taxes payable - long-term	100,000	—
Net cash provided by operating activities	449,016	1,191,571

Cash flows from investing activities:
Additions to furniture and equipment	(33,374)	(85,232)

Cash flows from financing activities:
Proceeds from stock option exercise	77,110	21,030
Dividends paid to common shareholders	—	(928,972)
Payments to retire common stock	(591,363)	(203,454)
Net cash used in financing activities	(514,253)	(1,111,396)

Decrease in cash and cash equivalents	(98,611)	(5,057)

Cash and cash equivalents:
Beginning of period	219,341	129,549

End of period	$120,730	$124,492

Supplemental cash flow information:
Cash paid during the period for income taxes	$412,690	$3,491,775

Supplemental non-cash information:

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result,we recorded an adjustment of $90,000 from retained earnings to income taxes payable - long-term.

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of June 30, 2007 and December 31, 2006 and for the three and six-month periods ended June 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from our Annual Report on Form 10-K for the year ended December 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Commitments and Contingencies

In December 2005, we received notice of possible claims being asserted against us by two individuals who invested in Wood River Partners LP (“Wood River”). The investors purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of ours. Along with his brother, they have indicated that they paid $1,050,000 for their interests in Wood River. The Securities and Exchange Commission (“SEC”) sued Wood River in October 2005, and a receiver currently runs Wood River.  At this point, it is not known how much the individuals might recover through the receivership. The individuals have indicated that they believe they may have claims against us under the Oregon Securities Law for rescission, interest and attorney fees. In a letter dated July 20, 2007, the attorney for the investors indicated that the investors are now prepared to file suit against us for their alleged losses of $1,050,000.  We believe we have meritorious defenses and, if litigation is filed, we intend to defend this matter vigorously.

On March 30, 2007, Dow Jones & Company (“Dow Jones”) sent us a demand for payment of $122,640, allegedly due as a termination fee pursuant to a Newswires Subscription Agreement, dated February 1, 2005. Dow Jones claims that we did not timely terminate prior to the date the Newswires Subscription Agreement purports to automatically renew. We rejected Dow Jones’ demand. We believe the automatic renewal provision is unenforceable and that, even if it is enforceable, Dow Jones’ increase of our 2007 subscription rates provided us with the right to terminate the Newswires Subscription Agreement. We believe we have meritorious defenses, and, if Dow Jones initiates legal action, we are prepared immediately to file a motion for summary judgment. Thereafter, if necessary, we intend to defend the matter vigorously.

An adverse outcome in certain of the matters described above could have a material adverse effect on our consolidated financial position or results of operations. We also have been named in or threatened with certain other legal proceedings. We believe, based upon information received to date and, where we believe it appropriate, discussions with legal counsel, that resolution of additional pending or threatened litigation will not have a material adverse effect on our consolidated financial condition, results of operations, or business.

Note 3.  Stock-Based Compensation

During the first six months of 2007, 22,000 options were exercised at a weighted average exercise price of $3.51 per share.  At June 30, 2007, we had 95,000 options outstanding at a weighted average exercise price of $4.20 per share.

Note 4.  Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares used for basic income (loss) per share	6,144,599	6,183,719	6,151,100	6,186,441
Effect of dilutive stock options	9,897	47,880	9,951	—
Shares used for diluted net income (loss) per share	6,154,496	6,231,599	6,161,051	6,186,441

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	—	—	—	187,000

Note 5. Repurchases of Common Stock

In the first six months of 2007, we repurchased a total of 111,565 shares of our common stock for a weighted average price of $5.30 per share, which totaled approximately $591,000. The amount paid above the original issue price, which totaled $567,000, was offset against retained earnings. The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. As of June 30, 2007, 204,172 shares remained available for purchase.

Note 6. Adoption of Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. In accordance with paragraph 19, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. Upon adoption, we adjusted our financial statements to reflect those tax positions that are more-likely-than-not to be sustained as of the adoption date. The adjustment totaled $90,000 and was recorded directly as a reduction to our retained earnings balance on January 1, 2007.

On initial adoption of FIN 48, we had unrecognized tax benefits of $174,000, all of which would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were $16,000. We do not believe it is reasonably possible that the total amount of unrecognized benefits will significantly increase or decrease within the next 12 months.

During the three and six-month periods ended June 30, 2007, unrecognized tax benefits increased $4,000 and $8,000, respectively, as a result of tax positions taken in prior periods and $17,000 and $22,000, respectively, as a result of tax positions taken during the current periods.

The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, were 2003 through 2006. An IRS examination for the 2004 and 2005 tax years was completed during the second quarter of 2007. There were no decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation.

Note 7. Settlement of Legal Claims

On May 1, 2007, we paid $210,000 in connection with a previously settled legal claim. Of this amount, $190,000 was accrued as a component of accounts payable and accrued liabilities on our balance sheet as of December 31, 2006, and the full amount was accrued as of March 31, 2007. We received $120,000 in insurance recovery on this claim, which was recorded as other income in the second quarter of 2007. We received an additional $22,000 insurance recovery in the third quarter of 2007.

On June 27, 2007, we paid $60,000 in connection with a legal claim. Of this amount, $50,000 was accrued as a component of accounts payable and accrued liabilities on our balance sheet as of March 31, 2007. In the third quarter of 2007, we received $17,000 in insurance recovery and expect to receive an additional $34,000.

See also Note 9, Subsequent Event.

Note 8. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 9. Subsequent Event

We settled an outstanding legal claim on July 16, 2007. We expect to pay $220,000 in connection with this settlement in the third quarter of 2007. The full amount was accrued as a component of accounts payable and accrued liabilities on our balance sheet as of June 30, 2007. We do not expect insurance recovery on this claim.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

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

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

A substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one-year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with PIPEs, which have varying terms and conditions.

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

The following tables set forth the changes in our operating results in the three and six-month periods ended June 30, 2007 compared to the three and six-month periods ended June 30, 2006 (dollars in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Commissions	$4,604	$4,076	$528	13.0%
Corporate finance	3,450	3,179	271	8.5
Investment income (loss)	(629)	76	(705)		*
Trading income (loss)	371	(255)	626		*
Interest and dividends	37	13	24	184.6
Other	147	1	146		*
Total revenues	7,980	7,090	890	12.6
Expenses:
Commissions and salaries	4,818	4,727	91	1.9
Underwriting expenses	150	132	18	13.6
Rent, telephone and quotation services	304	290	14	4.8
Professional fees	141	226	(85)	(37.6)
Bad debt expense	107	—	107		*
Travel and entertainment	42	211	(169)	(80.1)
Advertising and promotion	37	50	(13)	(26.0)
Settlement expense	230	5	225		*
Depreciation and amortization	27	23	4	17.4
Other	462	362	100	27.6
Total expenses	6,318	6,026	292	4.8
Income before income taxes	$1,662	$1,064	$598	56.2%

	Six Months Ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Commissions	$8,720	$8,179	$541	6.6%
Corporate finance	4,446	3,232	1,214	37.6
Investment income (loss)	2,556	(5,089)	7,645		*
Trading income (loss)	1,711	(218)	1,929		*
Interest and dividends	71	26	45	173.1
Other	172	2	170		*
Total revenues	17,676	6,132	11,544	188.3
Expenses:
Commissions and salaries	8,783	8,445	338	4.0
Underwriting expenses	310	168	142	84.5
Rent, telephone and quotation services	617	586	31	5.3
Professional fees	345	450	(105)	(23.3)
Bad debt expense	155	2	153		*
Travel and entertainment	77	253	(176)	(69.6)
Advertising and promotion	85	86	(1)	(1.2)
Settlement expense	310	5	305		*
Depreciation and amortization	56	44	12	27.3
Other	776	699	77	11.0
Total expenses	11,514	10,738	776	7.2
Income (loss) before income taxes	$6,162	$(4,606)	$10,768		*

*Not meaningful.

Revenues

Commissions increased 12.9% and 6.6%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. The total number of trades, including mutual fund trades, executed by our brokers were 26,595 and 51,995 in the three and six-month periods ended June 30, 2007, respectively, compared to 27,215 and 53,683, respectively, in the comparable periods of 2006. We had 84 brokers at June 30, 2007 compared to 96 brokers at June 30, 2006.

The decrease in the number of brokers at June 30, 2007 compared to June 30, 2006, reflected our strategy of having fewer, but higher producing brokers. We expect to hire additional experienced brokers over the next year.

Corporate finance income of $3.5 million in the three-month period ended June 30, 2007 primarily represented underwriting discounts earned from one initial public offering in which we raised $14.0 million for Vaughan Foods Incorporated, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition, we also completed one private offering during the second quarter of 2007 in which we raised $2.8 million for our client.

Corporate finance income in the six-month period ended June 30, 2007 also included underwriting discounts earned from one initial public offering in which we raised $9.8 million for Converted Organics Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition, it included income from one private transaction completed during the first quarter of 2007.

Corporate finance income of $3.2 million in both the three and six-month periods ended June 30, 2006 primarily represented underwriting discounts earned from one initial public offering in which we raised $19.5 million for American Mold Guard, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition, we completed several private transactions, including two PIPEs.

Investment income (loss) included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net unrealized gain (loss) related to underwriter warrants	$1,158	$(314)	$5,234	$(1,939)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair market value	(2,184)	1	(3,320)	(9,599)
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	397	389	642	6,449
	$(629)	$76	$2,556	$(5,089)

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased $0.6 million and $1.9 million, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. The income in the three and six-month periods ended June 30, 2007 was due to highly favorable results for certain securities that we were holding in our trading inventories. The 2006 results reflected lower volume and lower prices for several of the securities we held in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses increased $0.3 million and $0.8 million, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006, primarily due to increases in commissions and salaries, underwriting expenses, bad debt expense and settlement expense.

Commissions and salaries increased $0.1 million and $0.3 million, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006, primarily due to higher commissions earned on higher commission and corporate finance revenue. Retail commissions as a percentage of retail sales was comparable between the current year and prior year periods.

Underwriting expense increased $18,000 and $142,000, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006, primarily due to the completion of two initial public offerings in the first six months of 2007 compared to one in the first six months of 2006.

Bad debt expense is recorded for specific amounts when they are determined by management to be uncollectible. Bad debt expense in the second quarter of 2007 included a $104,000 write-off of a loan to a potential corporate finance client.

Settlement expense of $230,000 in the three-month period ended June 30, 2007 primarily related to an accrual for $220,000 in connection with a legal claim that settled July 16, 2007. We do not expect insurance recovery on this claim. In addition, the $310,000 in the six-month period ended June 30, 2007 included a net $63,000 adjustment for open claims.

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

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2007.

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

At June 30, 2007, we owned 17 underwriter warrants from 16 issuers, all but four of which were exercisable. Five of the warrants had an exercise price below the June 30, 2007 market price of the securities receivable upon exercise. The intrinsic value of these warrants was $1.7 million at June 30, 2007. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities in the first six months of 2007 totaled $449,000, primarily due to our net income of $3.8 million being offset by net non-cash income items of $5.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $2.5 million to $10.2 million at June 30, 2007 from $7.7 million at December 31, 2006, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

Underwriter warrants increased $6.9 million to $12.6 million at June 30, 2007 compared to $5.7 million at December 31, 2006.  A roll-forward of the value of the warrants was as follows (in thousands):

Balance, December 31, 2006	$5,650
Fair value of warrants received, net of employee compensation	1,761
Net unrealized gain on value of warrants	5,234
Value of warrants exercised and expired	—
Balance, June 30, 2007	$12,645

Compensation, employee benefits and payroll taxes payable increased $0.2 million to $1.2 million at June 30, 2007 from $1.0 million at December 31, 2006, primarily due to strong retail and corporate finance results in the last month of the second quarter of 2007 compared to the last month of the fourth quarter of 2006.

Income taxes receivable decreased $0.8 million to a payable of $0.5 million at June 30, 2007 from a receivable of $0.3 million at December 31, 2006, primarily due to receipt of refunds, adjustments made for the adoption of Interpretation No. 48 during the first quarter of 2007 and taxable income in the first six months of 2007. See also Note 6 of Notes to Consolidated Financial Statements.

Deferred revenue of $425,000 at June 30, 2007 related to amounts received from our clearing firm based on the execution of a five-year agreement, and is being amortized at the rate of $8,333 per month through September 2011.

Deferred income taxes payable increased $1.6 million to $3.3 million at June 30, 2007 from $1.7 million at December 31, 2006, primarily due to a $4.3 million net unrealized gain on securities and underwriter warrants during the first six months of 2007.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. During the first six months of 2007, we repurchased a total of 111,565 shares for $591,000 and, at June 30, 2007, 204,172 shares remained available for repurchase. This repurchase program does not have an expiration date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	10,000	$5.00	331,763	268,237
May 1 to May 31	—	—	—	—
June 1 to June 30	64,065	5.38	395,828	204,172
Total	74,065	5.30	395,828	204,172

The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 14, 2007.  The following action was approved:

1.             To elect the following persons to serve as directors of Paulson Capital Corp. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name	Number of Shares Voting For	Number of Shares Withheld Voting
Chester L. F. Paulson	5,801,154	186,532
Jacqueline M. Paulson	5,801,154	186,532
Steve Kleemann	5,801,154	186,532
Shannon P. Pratt	5,801,154	186,532
Paul Shoen	5,801,154	186,532

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2007	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer