Form 10-Q
period 2007-09-30
PAULSON CAPITAL CORP
filed 2007-11-13
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	6,077,150
(Class)	(Outstanding at November 9, 2007)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$12,959	$219,341
Receivable from clearing organization	10,229,352	7,748,968
Notes and other receivables	1,546,724	1,651,002
Income taxes receivable	—	304,695
Trading securities, at market value	4,756,474	2,363,824
Investment securities, at market or estimated fair value	14,385,274	19,542,643
Underwriter warrants, at estimated fair value	13,682,000	5,650,000
Prepaid and deferred expenses	743,812	711,827
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $833,353 and $747,759	219,901	271,766
Total Assets	$45,576,496	$38,464,066

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$911,136	$570,823
Payable to clearing organization	326,611	—
Compensation, employee benefits and payroll taxes	886,358	954,981
Securities sold, not yet purchased, at market value	250,148	17,244
Income taxes payable - current	1,107,299	—
Income taxes payable - long-term	218,000	—
Deferred revenue	400,000	475,000
Deferred income taxes	2,929,950	1,670,000
Total Liabilities	7,029,502	3,688,048

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,077,150 and 6,179,011	1,969,919	1,920,293
Retained earnings	36,577,075	32,855,725
Total Shareholders’ Equity	38,546,994	34,776,018

Total Liabilities and Shareholders’ Equity	$45,576,496	$38,464,066

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues
Commissions	$4,090,223	$3,156,476	$12,810,762	$11,335,870
Corporate finance	21,230	1,414,620	4,467,037	4,646,808
Investment income (loss)	1,672,110	(3,170,780)	4,227,946	(8,259,811)
Trading income (loss)	58,344	(1,595,605)	1,769,107	(1,814,315)
Interest and dividends	48,988	15,203	119,987	41,367
Other	60,121	(680)	232,196	934
	5,951,016	(180,766)	23,627,035	5,950,853

Expenses
Commissions and salaries	3,669,120	3,314,795	12,452,211	11,759,338
Underwriting expenses	14,529	188,579	323,993	356,025
Rent, telephone and quotation services	313,066	307,326	930,246	893,592
Professional fees	151,828	155,774	497,001	606,151
Bad debt expense	27,192	2,643	182,041	4,261
Travel and entertainment	107,505	45,722	184,689	299,061
Advertising and promotion	92,820	47,542	177,546	133,245
Settlement expense	190,000	185,461	499,717	190,211
Depreciation and amortization	29,267	29,032	85,594	73,509
Other	349,184	365,012	1,125,043	1,064,427
	4,944,511	4,641,886	16,458,081	15,379,820

Income (loss) before income taxes	1,006,505	(4,822,652)	7,168,954	(9,428,967)

Income tax expense (benefit):
Current	714,423	(580,503)	1,461,025	1,534,136
Deferred	(377,823)	(1,025,833)	1,259,950	(4,941,458)
	336,600	(1,606,336)	2,720,975	(3,407,322)

Net income (loss)	$669,905	$(3,216,316)	$4,447,979	$(6,021,645)

Basic net income (loss) per share	$0.11	$(0.52)	$0.73	$(0.97)

Diluted net income (loss) per share	$0.11	$(0.52)	$0.72	$(0.97)

Shares used in per share calculations:
Basic	6,087,341	6,167,621	6,129,613	6,180,099
Diluted	6,097,321	6,167,621	6,139,665	6,180,099

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$4,447,979	$(6,021,645)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(3,052,009)	(2,771,247)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(5,668,719)	3,609,357
Non-cash compensation associated with underwriter warrants	688,728	891,890
Depreciation and amortization	85,594	73,509
Deferred income taxes	1,259,950	(4,941,458)
Loss on asset disposition	—	7,613
Recognition of deferred revenue	(75,000)	500,000
Change in assets and liabilities:
Receivables from/payable to clearing organization	(2,153,773)	4,814,978
Notes and other receivables	104,278	(876,868)
Income taxes receivable	304,695	—
Trading and investment securities	2,764,719	10,177,197
Prepaid and deferred expenses	(31,985)	181,213
Accounts payable, accrued liabilities and compensation payables	271,690	(1,912,930)
Dividends payable	—	(929,317)
Securities sold, not yet purchased	232,904	(20,078)
Income taxes payable - current	1,107,299	(2,481,415)
Income taxes payable - long-term	128,000	—
Net cash provided by operating activities	414,350	300,799

Cash flows from investing activities:
Additions to furniture and equipment	(33,729)	(111,123)

Cash flows from financing activities:
Proceeds from stock option exercise	77,110	21,030
Payments to retire common stock	(664,113)	(221,214)
Net cash used in financing activities	(587,003)	(200,184)

Decrease in cash and cash equivalents	(206,382)	(10,508)

Cash and cash equivalents:
Beginning of period	219,341	129,549

End of period	$12,959	$119,041

Supplemental cash flow information:
Cash paid during the period for income taxes	$415,236	$4,015,551

Supplemental non-cash information:

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result, we recorded an adjustment of $90,000 from retained earnings to income taxes payable - long-term.

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of September 30, 2007 and December 31, 2006 and for the three and nine-month periods ended September 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from our Annual Report on Form 10-K for the year ended December 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Commitments and Contingencies

In December 2005, we received notice of possible claims being asserted against us by two individuals who invested in Wood River Partners LP (“Wood River”). The investors purchased their interests in Wood River directly from Wood River. One of the individuals was a customer of ours. Along with his brother, they have indicated that they paid $1,050,000 for their interests in Wood River. The individuals have indicated that they believe they may have claims against us under the Oregon Securities Law for rescission, interest and attorney fees. On November 6, 2007, the case was settled and the individuals released all their claims.

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

On August 3, 2007, the Robert G. and Lois A. Madsen Family Trust retained legal counsel and requested to inspect account documents relating to the handling of the account. Although no demand has been made, the trustee of the Trust previously indicated that he believed the Trust had suffered losses in excess of $210,000, allegedly due to unsuitable and unauthorized trading. We do not know whether any claim will be asserted. We believe we have meritorious defenses, and, if legal action is initiated, we intend to defend the matter vigorously.

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

Note 3.  Stock-Based Compensation

During the first nine months of 2007, 22,000 options were exercised at a weighted average exercise price of $3.51 per share. At September 30, 2007, we had 95,000 options outstanding at a weighted average exercise price of $4.20 per share.

Note 4.  Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares used for basic income (loss) per share	6,087,341	6,167,621	6,129,613	6,180,099
Effect of dilutive stock options	9,980	—	10,052	—
Shares used for diluted net income (loss) per share	6,097,321	6,167,621	6,139,665	6,180,099

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	—	187,000	—	187,000

Note 5. Repurchases of Common Stock

In the first nine months of 2007, we repurchased a total of 123,861 shares of our common stock for a weighted average price of $5.36 per share, which totaled approximately $664,000. The amount paid above the original issue price, which totaled $637,000, was offset against retained earnings. The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. As of September 30, 2007, 191,876 shares remained available for purchase.

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

During the three and nine-month periods ended September 30, 2007, unrecognized tax benefits increased $3,000 and $2,000, respectively, as a result of tax positions taken in prior periods and $4,000 and $26,000, respectively, as a result of tax positions taken during the current periods.

The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, were 2003 and 2006. An IRS examination for the 2004 and 2005 tax years was completed during the second quarter of 2007 resulting in a benefit of $154,000 that was received in July 2007. There were no decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation.

Note 7. Settlement of Legal Claims

In May 2007, we paid $210,000 in connection with a previously settled legal claim. Of this amount, $190,000 was accrued as a component of accounts payable and accrued liabilities on our balance sheet as of December 31, 2006, and the full amount was accrued as of March 31, 2007. We received $120,000 in insurance recovery on this claim, which was recorded as other income in the second quarter of 2007. We received an additional $22,000 in insurance recovery in the third quarter of 2007.

In June 2007, we paid $60,000 in connection with a legal claim. Of this amount, $50,000 was accrued as a component of accounts payable and accrued liabilities on our balance sheet as of March 31, 2007. In the third quarter of 2007, we received a total of $55,000 in insurance recovery, of which $17,000 offset settlement expense and $38,000 offset legal expense.

We settled an outstanding legal claim in July 2007. We paid $220,000 in connection with this settlement in the fourth quarter of 2007. The full amount was accrued as a component of accounts payable and accrued liabilities on our balance sheet as of June 30, 2007. We do not expect insurance recovery on this claim.

See also Note 9. Subsequent Events.

Note 8. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 9. Subsequent Events

Underwriter Warrants

As a result of a change in regulations regarding deferred compensation under Section 409A of the Internal Revenue Code, underwriter warrants received after January 1, 2005 and held by employees and independent contractors are considered non-qualified deferred compensation. On October 17, 2007, in order to avoid adverse tax consequences, all affected employees and contractors waived their rights to their underwriter warrants in return for payment of their pro rata share of the gain when we exercise the warrants and sell the corresponding stock.

Settlement of Legal Matter

In November 2007, we settled a legal matter for $187,500, which will be paid in the fourth quarter of 2007. The $187,500 was reflected as a component of settlement expense in the third quarter of 2007.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Use of Estimates

With the exception of the adoption of FIN 48 as described in Note 6 of Notes to Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.

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

•                 Investment income (loss), which includes (i) the unrealized appreciation and depreciation of securities held based on quoted market prices, (ii) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon our estimate of their fair value, (iii) realized gains and losses on the exercise of underwriter warrants and the sale of securities with quoted market prices and securities that are not readily marketable, and (iv) the unrealized appreciation and depreciation of underwriter warrants held; and

•                 Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following tables set forth the changes in our operating results in the three and nine-month periods ended September 30, 2007 compared to the three and nine-month periods ended September 30, 2006 (dollars in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Commissions	$4,090	$3,157	$933	29.6%
Corporate finance	21	1,415	(1,394)	(98.5)
Investment income (loss)	1,672	(3,171)	4,843		*
Trading income (loss)	59	(1,596)	1,655		*
Interest and dividends	49	15	34	226.7
Other	60	(1)	61		*
Total revenues (loss)	5,951	(181)	6,132		*
Expenses:
Commissions and salaries	3,669	3,315	354	10.7
Underwriting expenses	15	189	(174)	(92.1)
Rent, telephone and quotation services	313	307	6	2.0
Professional fees	152	156	(4)	(2.6)
Bad debt expense	27	3	24		*
Travel and entertainment	107	46	61	132.6
Advertising and promotion	93	47	46	97.9
Settlement expense	190	185	5	2.7
Depreciation and amortization	29	29	—	—
Other	349	365	(16)	(4.4)
Total expenses	4,944	4,642	302	6.5
Income (loss) before income taxes	$1,007	$(4,823)	$5,830		*

	Nine Months Ended September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
Commissions	$12,811	$11,336	$1,475	13.0%
Corporate finance	4,467	4,647	(180)	(3.9)
Investment income (loss)	4,228	(8,260)	12,488		*
Trading income (loss)	1,769	(1,814)	3,583		*
Interest and dividends	120	41	79	192.7
Other	232	1	231		*
Total revenues	23,627	5,951	17,676	297.0
Expenses:
Commissions and salaries	12,452	11,759	693	5.9
Underwriting expenses	324	356	(32)	(9.0)
Rent, telephone and quotation services	930	894	36	4.0
Professional fees	497	606	(109)	(18.0)
Bad debt expense	182	4	178		*
Travel and entertainment	185	299	(114)	(38.1)
Advertising and promotion	177	133	44	33.1
Settlement expense	500	190	310	163.2
Depreciation and amortization	86	74	12	16.2
Other	1,125	1,065	60	5.6
Total expenses	16,458	15,380	1,078	7.0
Income (loss) before income taxes	$7,169	$(9,429)	$16,598		*

* Not meaningful.

Revenues

Commissions increased $0.9 million and $1.5 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The total number of trades, including mutual fund trades, executed by our brokers were 26,523 and 78,518 in the three and nine-month periods ended September 30, 2007, respectively, compared to 22,918 and 76,601, respectively, in the comparable periods of 2006. We had 83 brokers at September 30, 2007 compared to 91 brokers at September 30, 2006.

The decrease in the number of brokers at September 30, 2007 compared to September 30, 2006, reflected our strategy of having fewer, but higher producing brokers. In accordance with our plan to hire additional experienced brokers, we hired 15 independent brokers in October and November 2007.

We did not complete any corporate finance transactions during the third quarter of 2007.

Corporate finance income in the nine-month period ended September 30, 2007 included underwriting discounts earned from the following:

•                  an initial public offering in the first quarter of 2007 in which we raised $9.8 million for Converted Organics Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•                  an initial public offering in the second quarter of 2007 in which we raised $14.0 million for Vaughan Foods Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•                  one private offering during the second quarter of 2007 in which we raised $2.8 million for our client; and

•                  one private transaction completed during the first quarter of 2007 in which we raised $2.2 million for our client.

Corporate finance income of $1.4 million in the three-month period ended September 30, 2006 primarily represented underwriting discounts earned from one initial public offering in which we raised $16.5 million for Ascent Solar Technologies, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Corporate finance income of $4.6 million in the nine-month period ended September 30, 2006 also included underwriting discounts earned from a public offering in which we raised $19.5 million for American Mold Guard, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering. In addition we completed several private transactions, including PIPEs, during the three and nine-month periods ended September 30, 2006.

Investment income (loss) included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net unrealized gain (loss) related to underwriter warrants	$1,037	$(1,670)	$5,669	$(3,609)
Net unrealized depreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair market value	(2,024)	(1,743)	(4,742)	(11,343)
Net realized gains on the exercise of underwriter warrants and the sale of securities with quoted market prices and securities that are not readily marketable	2,659	242	3,301	6,692
	$1,672	$(3,171)	$4,228	$(8,260)

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased $1.7 million and $3.6 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The income in nine-month period ended September 30, 2007 was due to highly favorable results for certain securities that we were holding in our trading inventories in the first two quarters of 2007. The 2006 results reflected lower volume and lower prices for several of the securities we held in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses increased $0.3 million and $1.1 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The increases were primarily due to increases in commissions and salaries, bad debt expense and settlement expense.

Commissions and salaries increased $0.4 million and $0.7 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006, primarily due to higher commissions earned on higher commission revenue. Retail commissions as a percentage of retail sales was comparable between the current year and prior year periods.

Bad debt expense is recorded for specific amounts when they are determined by management to be uncollectible. Bad debt expense in the nine-month period ended September 30, 2007 included a $104,000 write-off of a loan to a potential corporate finance client.

Settlement expense of $0.2 million in the three-month period ended September 30, 2007 is related to the settlement of a legal claim in November 2007 that was expensed during the third quarter of 2007. The $0.5 million of settlement expense in the nine-month period ended September 30, 2007 also included an accrual for $220,000 in connection with a legal claim that settled in July 2007, as well as a net $63,000 adjustment for open claims and insurance recovery. We do not expect insurance recovery on the claim that settled in November 2007 or on the one that settled in July 2007. See also Notes 7 and 9 of Notes to Consolidated Financial Statements.

Settlement expense in the 2006 periods is primarily related to the settlement of one matter in the third quarter of 2006.

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

We believe our liquidity is sufficient to meet our needs for both the short and long-term horizon. However, our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2007.

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

At September 30, 2007, we owned 16 underwriter warrants from 15 issuers, all but three of which were exercisable. Five of the warrants had an exercise price below the September 30, 2007 market price of the securities receivable upon exercise. The intrinsic value of these warrants was $6.8 million at September 30, 2007. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities in the first nine months of 2007 totaled $0.4 million, primarily due to our net income of $4.4 million being offset by net non-cash income items of $6.8 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $2.2 million to $9.9 million at September 30, 2007 from $7.7 million at December 31, 2006, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

Underwriter warrants increased $8.0 million to $13.7 million at September 30, 2007 compared to $5.7 million at December 31, 2006. A roll-forward of the value of the warrants was as follows (in thousands):

Balance, December 31, 2006	$5,650
Fair value of warrants received, net of employee compensation	3,052
Net unrealized gain on value of warrants	5,669
Value of warrants exercised	(689)
Balance, September 30, 2007	$13,682

Income taxes receivable decreased $1.6 million to a payable of $1.3 million at September 30, 2007 from a receivable of $0.3 million at December 31, 2006, primarily due to receipt of refunds, adjustments made for the adoption of Interpretation No. 48 during the first quarter of 2007 and taxable income in the first nine months of 2007. See also Note 6 of Notes to Consolidated Financial Statements.

Accounts payable and accrued liabilities increased $0.3 million to $0.9 million at September 30, 2007 from $0.6 million at December 31, 2006, primarily due to a $0.2 million accrual for a legal settlement that occurred in November 2007, but was expensed in the third quarter of 2007.

Deferred revenue of $0.4 million at September 30, 2007 related to amounts received from our clearing firm based on the execution of a five-year agreement, and is being amortized at the rate of $8,333 per month through September 2011.

Deferred income taxes payable increased $1.2 million to $2.9 million at September 30, 2007 from $1.7 million at December 31, 2006, primarily due to a $3.3 million net unrealized gain on securities and underwriter warrants during the first nine months of 2007.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. During the first nine months of 2007, we repurchased a total of 123,861 shares for $664,000 and, at September 30, 2007, 191,876 shares remained available for repurchase. This repurchase program does not have an expiration date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	—	—	395,828	204,172
August 1 to August 31	296	$4.57	396,124	203,876
September 1 to September 30	12,000	5.95	408,124	191,876
Total	12,296	5.92	408,124	191,876

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

Date: November 9, 2007	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer