Form 10-K
period 2007-12-31
PAULSON CAPITAL CORP
filed 2008-03-31
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

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

Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,379,545, computed by reference to the last sales price ($5.31) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2007).

The number of shares outstanding of the registrant’s common stock as of March 28, 2008 was 6,007,150 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

PAULSON CAPITAL CORP.

2007 FORM 10-K ANNUAL REPORT

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

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

Year Ended December 31,	2007	2006
Commissions	$17,008	$15,725
Corporate finance	6,032	5,036
Investment income (loss)	3,108	(6,345)
Trading income (loss)	3,535	(1,338)
Interest and dividends	101	78
Other	257	308

	$30,041	$13,464

The following table shows our revenue categories as a percentage of total revenue for the last two fiscal years:

Year Ended December 31,	2007	2006
Commissions	56.6%	116.8%
Corporate finance	20.1	37.4
Investment income (loss)	10.3	(47.1)
Trading income (loss)	11.8	(9.9)
Interest and dividends	0.3	0.5
Other	0.9	2.3

	100.0%	100.0%

In 2006 and 2007, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

Clearing Firm

Pursuant to our agreement with RBC Correspondent Services, a division of RBC Capital Markets Corporation (formerly RBC Dain Correspondent Services) (“RBC CS”), RBC CS carries all of our customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to our customers; (2) settlement of contracts and transactions in securities between us and other broker-dealers and between us and our customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange. We determine the amount of commission to be charged to our customers on principal and agency transactions, as well as the price of securities purchased or sold in principal transactions. RBC CS receives compensation based on the number of transactions and revenue sharing arrangements. In the event of a liability arising from a bad debt from a customer, we are required to indemnify RBC CS against any loss. This potential liability is uninsured.

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

In the case of corporate finance transactions, described below, a portion of the discount applicable to securities placed by our retail brokerage group is credited to securities brokerage commissions and the commission payable to the broker is recorded as securities brokerage commission expense.

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

The commitment of our capital between the time a firm commitment underwriting agreement becomes effective and the time we resell the securities constitutes a charge against our net capital. Accordingly, our participation in, or initiation of, underwritings may be limited by the financial requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”), formerly known as the National Association of Securities Dealers (“NASD”). See “Net Capital Requirements” below.

Between June 1, 1978 and December 31, 2007, we acted as the managing underwriter or co-managing underwriter for 163 securities offerings, raising approximately $1.2 billion for corporate finance clients. Of these, 101 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

As a part of our compensation for the underwriting activities, we also typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one-year in which we cannot exercise the warrants. The exercise price is typically 120% of the price at which the securities are initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with our PIPEs, which have varying terms and conditions. A portion of these underwriter warrants are typically transferred to other co-managing underwriters in the public offering.

In 2007, we completed 3 initial public offerings with gross proceeds for our clients totaling $29.7 million. In addition, during 2007 we completed 1 follow-on public offering and 2 small private transactions, together totaling $18.2 million in gross proceeds.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from our trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2007, we held securities of 7 privately-held companies in our investment accounts with a fair value of $1.9 million.

Trading Income and Market Making

In addition to executing trades as an agent, we regularly act as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. At December 31, 2007, we made a market in 48 securities of 34 issuers. Of these, 18 were corporations for which we had acted as managing or co-managing underwriter of public financings.

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

Branch Offices

Our branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch. We typically receive between 10% and 15% of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with us, and we assume the same compliance and regulatory obligations as would be the case if we were fully responsible for the branch’s expenses. As of March 1, 2008, we had 41 branch offices in California, Colorado, Florida, Georgia, New Jersey, New York, North Carolina, Oklahoma, Oregon, Utah and Washington. All of these branches, except our offices in Salem, Oregon and Manhattan, New York, operate as independent contractor offices. We continue to be responsible for all expenses of the Salem and Manhattan offices.

Regulation

We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of FINRA. We are also registered as a broker-dealer and investment advisor under the laws of all 50 states, Washington, D.C. and Puerto Rico.

The securities business is subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the FINRA. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation and examination by state securities commissions in the states in which they are registered.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, FINRA and state regulatory authorities may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness.” In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in market value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2007, we had net capital of $11.5 million, which exceeded our minimum requirement of $0.4 million by $11.1 million. The ratio of aggregate indebtedness of $7.2 million to net capital of $11.5 million at December 31, 2007, was approximately 0.62 to 1.

In a public offering in which we act as an underwriter, we must have sufficient net capital to cover the amount of securities underwritten, applying the applicable formula mandated by the SEC, during the period between effectiveness and the closing of the transaction, usually 3 business days. This results in a significant temporary increase in our required net capital. Although this has never happened, in some cases, the amount of securities underwritten by us could be limited by our net capital. Any significant reduction in our net capital, even if we were still in compliance with the SEC’s net capital rule for its retail and trading activities, could have a material adverse effect on our ability to continue our investment banking activities.

Industry and Competition

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

The securities industry has become considerably more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. This trend has been particularly pronounced among firms similar in size and business mix to us. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than ours. In addition, various legislative and regulatory developments have tended to increase competition within the industry or reduce profits for the industry.

The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business. In addition, specialized firms offer “discount” services to individual customers. These firms generally effect transactions for their customers on an “execution only” basis without offering other services such as portfolio valuation, investment recommendations and research. Discount brokerage firms may offer their services over the Internet, further decreasing offered commission rates and increasing ease of use for customers. Competition within the discount brokerage segment is fierce.

Weaker online trading volumes and falling commission rates have prompted the discount brokers to merge in order to expand their client base, achieve operating synergies, and diversify their business away from heavy reliance on trading commissions. In addition, rapid growth in the mutual fund industry is presenting potential customers of ours with an increasing number of alternatives to traditional stock brokerage accounts.

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

In the first quarter of 2008, the market for public offerings has slowed significantly. We believe that this is a result of the downturn in the overall economy.

Employees

At March 1, 2008, we had 79 employees (of which 74 were full-time). Of these, 47 were executives and support staff and 32 were involved in brokerage activities and compensated primarily on a commission basis. We also had independent contractor arrangements with 63 independent contractors, all of whom are compensated solely on a commission basis.

ITEM 1A.	RISK FACTORS

As a Smaller Reporting Company, this information is not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 17,100 square feet of office space in Portland, Oregon under a lease expiring May 2009. The base monthly rental rate on this lease is currently $29,988. The rental rate increases every 2-3 years, from $25,704 beginning in June 2002 to $29,988 through the expiration of the lease. Our Salem office leases 3,759 square feet of space under a lease that expires in October 2008 at a monthly rent of $4,220, with rent subject to increases based upon inflation. We also lease approximately 2,500 square feet of space for our office in Manhattan under a lease expiring in September 2010. The base monthly rental rate on this lease is currently $12,778. Our operating leases are accounted for on a straight-line basis. We believe the existing leased space in Portland, Salem and Manhattan is adequate for our business for the foreseeable future. The other branch offices lease space but, under the terms of the relationship between us and these offices, we are not responsible for these lease costs.

ITEM 3.	LEGAL PROCEEDINGS

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our Consolidated Statements of Financial Condition, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The ultimate resolution may differ materially from the amounts provided. For the twelve-month periods ended December 31, 2007 and 2006, the recording of legal losses did not have a material impact on our results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the Nasdaq Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2007.

Year Ended December 31, 2006	High	Low
Quarter 1	$8.61	$5.65
Quarter 2	8.00	5.85
Quarter 3	6.10	5.12
Quarter 4	6.40	4.78

Year Ended December 31, 2007	High	Low
Quarter 1	$5.34	$4.50
Quarter 2	6.05	4.60
Quarter 3	6.01	4.48
Quarter 4	5.85	4.35

As of February 22, 2008, we had 57 shareholders of record and approximately 530 beneficial shareholders.

On March 1, 2006, we announced that the Board of Directors approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock. The record date of the forward split was March 15, 2006 and was paid on March 29, 2006.

Net capital requirements may limit our ability to pay future dividends to our shareholders.

Issuer Purchases of Equity Securities

We repurchased the following shares of our common stock during the fourth quarter of 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 to October 31	—	—	408,124	191,876
November 1 to November 30	—	—	408,124	191,876
December 1 to December 31	40,000	$4.98	448,124	151,876

Total	40,000	4.98	448,124	151,876

The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company, this information is not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

Securities transactions and related revenue are recorded on a trade date basis. Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax deferred revenue is recognized at the time individual tax deferred units are sold. Revenue from the receipt of underwriter warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

Value of Underwriter Warrants

We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate estimated value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its estimated value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in estimated value is recorded as investment income or loss. When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period. In addition, we have recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us when the warrants are exercised and the related stock is sold.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. At December 31, 2007, the value of underwriter warrants was $16.4 million, which is included as a separate line item on our consolidated balance sheet.

Fair Value of Investments

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable market value. According to accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to carry these securities at estimated fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2007, the value of investments which do not have a readily ascertainable market value was $1.9 million and was included as a component of investment securities on our consolidated balance sheet.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Accordingly, our financial statements reflect those tax positions that are more-likely-than-not to be sustained. At December 31, 2007, we had unrecognized tax benefits of $272,000, all of which would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were $25,000. We do not believe it is reasonably possible that the total amount of unrecognized benefits will significantly increase or decrease within the next 12 months.

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

•

Investment income (loss), which includes (i) the unrealized appreciation and depreciation of securities held based on quoted market prices, (ii) the unrealized appreciation and depreciation of securities held that are not readily marketable, based upon our estimate of their fair value, (iii) realized gains and losses on the sale of securities with quoted market prices and securities that are not readily marketable, (iv) income on the exercise of underwriter warrants, and (v) the unrealized appreciation and depreciation of underwriter warrants held; and

•	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following table sets forth the changes in our operating results in 2007 compared to 2006 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
Revenues:
Commissions	$17,008	$15,725	$1,283	8.2%
Corporate finance	6,032	5,036	996	19.8
Investment income (loss)	3,108	(6,345)	9,453	*
Trading income (loss)	3,535	(1,338)	4,873	*
Interest and dividends	101	78	23	29.5
Other	257	308	(51)	(16.6)

Total revenues	30,041	13,464	16,577	123.1
Expenses:
Commissions and salaries	15,774	14,985	789	5.3
Underwriting expenses	451	458	(7)	(1.5)
Rent, telephone and quotation services	1,209	1,205	4	0.3
Professional fees	772	784	(12)	(1.5)
Bad debt expense	219	5	214	*
Travel and entertainment	244	285	(41)	(14.4)
Advertising and promotion expense	240	188	52	27.7
Settlement expense	605	396	209	52.8
Depreciation and amortization	115	103	12	11.7
Other	2,706	2,361	345	14.6

Total expenses	22,335	20,770	1,565	7.5

Income (loss) before income taxes	$7,706	$(7,306)	$15,012	* %

*	Not meaningful.

Commissions increased 8.2% in 2007 compared to 2006. The total number of trades, including mutual fund trailing commissions, executed by our brokers were 109,183 and 100,307 in 2007 and 2006, respectively. We had 95 brokers at December 31, 2007 compared to 88 at December 31, 2006. In accordance with our plan to hire additional experienced brokers, we hired 12 independent brokers in the fourth quarter of 2007.

Corporate finance income in 2007 included underwriting discounts earned from the following:

•

an initial public offering in the first quarter of 2007 in which we raised $9.8 million for Converted Organics Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•	one private transaction completed during the first quarter of 2007 in which we raised $2.2 million for our client;

•

an initial public offering in the second quarter of 2007 in which we raised $14.0 million for Vaughan Foods Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•	one private offering during the second quarter of 2007 in which we raised $2.8 million for our client;

•	a follow-on public offering in the fourth quarter of 2007 in which we raised $13.2 million for The Quantum Group, Inc.; and

•	we were a co-underwriter in the fourth quarter of 2007 for Rodman & Renshaw Capital Group, Inc., in which we raised $6.0 million.

Corporate finance income of $5.0 million in 2006 included underwriting compensation earned from the following:

•

an initial public offering in which we raised $16.5 million for Ascent Solar Technologies, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•	an initial public offering in which we raised $19.5 million for American Mold Guard, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•	a secondary public offering in which we raised $6.9 million for ICOP Digital, Inc.; and

•	a couple of private transactions, including one PIPE.

Investment income (loss) included the following (in thousands):

	Year Ended December 31,
	2007	2006
Net unrealized gain (loss) related to underwriter warrants	$6,575	$(2,505)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(8,142)	(9,521)
Net realized gains on the sale of securities with quoted market prices, securities that are not readily marketable and from the exercise of underwriter warrants	4,675	5,681

	$3,108	$(6,345)

We exercised 3 underwriter warrants in 2007 compared to one in 2006. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased $4.9 million in 2007 compared to 2006. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Trading income results were positively affected in 2007 by highly favorable results for certain securities that we were holding in our trading inventories. Trading income in 2006 was negatively affected by lower prices for several of the securities we hold in our trading inventories. Certain securities were sold at a loss in 2006 as we believed the decline in value was other-than-temporary. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. In addition, during 2006, we experienced the untimely death of our Vice President of Trading, which, in the short-term, affected the trading department’s profitability. This position was filled by the end of the third quarter of 2006.

Other income in 2007 included $120,000 in insurance recovery related to legal and settlement expense in prior years and $100,000 in amortization of deferred revenue related to our clearing firm agreement.

Other income in 2006 included $280,000 in insurance recovery related to legal and settlement expense from prior years.

Expenses

Total expenses increased $1.6 million in 2007 compared to 2006 as detailed below.

Commissions and salaries increased $0.8 million in 2007 compared to 2006, primarily due to higher commissions earned on higher commission revenue and amounts due employees for the exercise of underwriter warrants and the sale of the related stock. Retail commissions as a percentage of retail sales was comparable between 2007 and 2006. In addition, we recorded a profit sharing contribution in 2007 for $100,000 with no comparable expense in 2006.

Bad debt expense is recorded for specific amounts when they are determined by management to be uncollectible. For the years ended December 31, 2007 and 2006, receivables of $219,000 and $5,300, respectively, were determined by management to be uncollectible and written off to bad debt expense. Bad debt expense in 2007 included a $104,000 write-off of a loan to a potential corporate finance client.

Settlement expense includes amounts to settle legal matters. Insurance recoveries related to settled legal matters are included as a component of other income.

The $0.6 million of settlement expense in 2007 included $0.2 million for a claim that was settled in the fourth quarter of 2007 and was accrued in the financial statements as of September 30, 2007 and $0.2 million for a claim that was settled in the third quarter of 2007. In addition, there is a net $60,000 adjustment for insurance recovery. We do not expect insurance recovery on the above mentioned claims.

Settlement expense in 2006 primarily related to the settlement of one matter in the third quarter of 2006.

Other expense includes items such as dues and subscriptions, charitable contributions and other office expenses. Other expense increased $0.3 million in 2007 compared to 2006 primarily due to $0.2 million in recruitment fees paid to independent retail stock brokers as signing bonuses.

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

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2007.

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

At December 31, 2007, we owned 17 underwriter warrants from 16 issuers, all but 4 of which were exercisable. Two of the warrants had an exercise price below the December 31, 2007 market price of the securities receivable upon exercise. The intrinsic value of these warrants was $9.8 million at December 31, 2007. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities in 2007 totaled $0.7 million, primarily due to our net income of $4.8 million being offset by net non-cash income items of $9.9 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $1.5 million to $9.2 million at December 31, 2007 from $7.7 million at December 31, 2006, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

Underwriter warrants increased $10.7 million to $16.4 million at December 31, 2007 compared to $5.7 million at December 31, 2006. A roll-forward of the value of the warrants was as follows (in thousands):

Balance, December 31, 2006	$5,650
Fair value of warrants received, net of employee compensation	3,497
Employee warrant obligation	651
Net unrealized gain on value of warrants	7,660
Value of warrants exercised	(1,085)

Balance, December 31, 2007	$16,373

Income taxes receivable decreased $2.0 million to a payable of $1.7 million at December 31, 2007 from a receivable of $0.3 million at December 31, 2006, primarily due to receipt of refunds, adjustments made for the adoption of Interpretation No. 48 during the first quarter of 2007 and taxable income in 2007. See also Note 8 of Notes to Consolidated Financial Statements.

Accounts payable and accrued liabilities increased $2.6 million to $3.2 million at December 31, 2007 from $0.6 million at December 31, 2006, primarily due to accrued compensation expense.

Deferred revenue of $0.4 million at December 31, 2007 related to amounts received from our clearing firm based on the execution of a five-year agreement, and is being amortized at the rate of $8,333 per month through September 2011.

Underwriter warrants – employee of $0.7 million at December 31, 2007 represent the estimated fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

Deferred income taxes payable increased $0.1 million to $1.8 million at December 31, 2007 from $1.7 million at December 31, 2006, primarily due to a $1.9 million net unrealized gain on securities and underwriter warrants during 2007.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. During 2007, we repurchased a total of 163,861 shares for $863,615 and, at December 31, 2007, 151,876 shares remained available for repurchase. This repurchase program does not have an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 19. of Notes to Consolidated Financial Statements included under Part II, Item 8. of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, this information is not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. The Supplementary Data is not included as it is not required for a Smaller Reporting Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	95,000	$4.20	532,000
Equity compensation plans not approved by shareholders	—	—	—

Total	95,000	$4.20	532,000

(1)	Includes our 1999 Stock Option Plan.

Additional information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Director Independence” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Registered Public Accountants” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements and Schedules, together with the report thereon of McGladrey & Pullen, LLP, are included on the pages indicated below:

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 18, 1989 ).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 18, 2007).

10.1	Office Lease renewal for the period from June 1, 1997 to May 31, 2001, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997).

10.2	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).

10.3*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 1999).

10.4	Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).

21	Subsidiaries of Paulson Capital Corp. Incorporated (incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2005).

23	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008:

PAULSON CAPITAL CORP. (Registrant)

By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2008.

SIGNATURE	TITLE

/s/ CHESTER L. F. PAULSON Chester L. F. Paulson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ KAREN L. JOHANNES Karen L. Johannes	Chief Financial Officer (Principal Financial Officer)

/s/ JACQUELINE M. PAULSON Jacqueline M. Paulson	Secretary, Treasurer and Director

/s/ DENIS R. BURGER Denis R. Burger	Director

/s/ STEVE H. KLEEMANN Steve H. Kleemann	Director

/s/ CHARLES L. PAULSON Charles L. Paulson	Director

/s/ SHANNON P. PRATT Shannon P. Pratt	Director

/s/ PAUL F. SHOEN Paul F. Shoen	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Paulson Capital Corp. and Subsidiary

We have audited the consolidated balance sheets of Paulson Capital Corp. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedules of Paulson Capital Corp. and Subsidiary listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Paulson Capital Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois March 28, 2008

Paulson Capital Corp. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$43,619	$219,341
Receivable from clearing organization	11,702,341	7,748,968
Notes and other receivables	1,563,530	1,651,002
Income taxes receivable	—	304,695
Trading securities, at market value	12,037,368	2,363,824
Investment securities, at market or estimated fair value	8,157,546	19,542,643
Underwriter warrants, at estimated fair value	16,373,000	5,650,000
Prepaid and deferred expenses	939,371	711,827
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $862,616 and $747,759	196,333	271,766

Total Assets	$51,013,108	$38,464,066

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$3,240,877	$570,823
Payable to clearing organization	2,463,413	—
Compensation, employee benefits and payroll taxes	2,065,972	954,981
Securities sold, not yet purchased, at market value	36,259	17,244
Income taxes payable - current	1,369,710	—
Income taxes payable - long-term	297,000	—
Deferred revenue	375,000	475,000
Underwriter warrants—employee and independent contractor, at estimated fair value	651,000	—
Deferred income taxes	1,821,000	1,670,000

Total Liabilities	12,320,231	3,688,048
Commitments and Contingencies (Note 11)	—	—
Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,037,150 and 6,179,011	1,972,319	1,920,293
Retained earnings	36,720,558	32,855,725

Total Shareholders’ Equity	38,692,877	34,776,018

Total Liabilities and Shareholders’ Equity	$51,013,108	$38,464,066

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006
Revenues
Commissions	$17,007,481	$15,724,699
Corporate finance	6,032,172	5,035,929
Investment income (loss)	3,108,278	(6,345,099)
Trading income (loss)	3,535,042	(1,337,726)
Interest and dividends	100,430	77,845
Other	257,265	307,936

	30,040,668	13,463,584
Expenses
Commissions and salaries	15,773,679	14,984,974
Underwriting expenses	451,601	457,974
Rent, telephone and quotation services	1,209,065	1,205,000
Professional fees	771,894	784,150
Bad debt expense	218,692	5,280
Travel and entertainment	244,285	284,661
Advertising and promotion expense	239,942	187,417
Settlement expense	604,712	396,282
Depreciation and amortization	114,857	103,129
Other	2,706,177	2,361,144

	22,334,904	20,770,011

Income (loss) before income taxes	7,705,764	(7,306,427)
Income tax expense (benefit):
Current	2,773,000	1,294,000
Deferred	151,000	(3,738,000)

	2,924,000	(2,444,000)

Net income (loss)	$4,781,764	$(4,862,427)

Basic net income (loss) per share	$0.78	$(0.79)

Diluted net income (loss) per share	$0.78	$(0.79)

Shares used in per share calculations:
Basic	6,114,636	6,179,858

Diluted	6,124,490	6,179,858

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity

For the Two Years in the Period Ended December 31, 2007

	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2005	6,195,448	$1,817,100	$37,947,919	$39,765,019
Stock options exercised and income tax benefit from stock option exercises	21,000	110,680	—	110,680
Redemption of common stock	(37,437)	(7,487)	(229,767)	(237,254)
Net loss	—	—	(4,862,427)	(4,862,427)

Balance at December 31, 2006	6,179,011	1,920,293	32,855,725	34,776,018
Effect of adoption of FIN 48 on January 1, 2007	—	—	(90,000)	(90,000)
Stock options exercised and income tax benefit from stock option exercises	22,000	88,710	—	88,710
Redemption of common stock	(163,861)	(36,684)	(826,931)	(863,615)
Net income	—	—	4,781,764	4,781,764

Balance at December 31, 2007	6,037,150	$1,972,319	$36,720,558	$38,692,877

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,781,764	$(4,862,427)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(4,185,731)	(2,771,248)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(6,574,996)	2,504,358
Non-cash compensation associated with underwriter warrants	688,727	891,890
Depreciation and amortization	114,857	103,129
Bad debt expense	218,692	5,280
Loss on asset disposition	—	7,655
Recognition of deferred revenue	(100,000)	475,000
Deferred income taxes (net of income tax benefit of stock option exercise)	162,600	(3,709,100)
Change in assets and liabilities:
Notes and other receivables	(131,220)	(574,754)
Receivable from/payable to clearing organization	(1,489,960)	1,677,176
Trading and investment securities	1,711,553	12,053,905
Prepaid and deferred expenses	(227,544)	(37,499)
Accounts payable, accrued liabilities and compensation payables	3,781,045	(1,823,321)
Securities sold, not yet purchased	19,015	(5,789)
Income tax receivable	304,695	(304,695)
Income taxes payable - current	1,369,710	(2,338,218)
Income taxes payable - long term	207,000	—

Net cash provided by operating activities	650,207	1,291,342
Cash flows from investing activities:
Additions to furniture and equipment	(39,424)	(116,759)

Net cash used in investing activities	(39,424)	(116,759)
Cash flows from financing activities:
Proceeds from stock option exercise	77,110	81,780
Dividends paid to common shareholders	—	(929,317)
Payments to retire common stock	(863,615)	(237,254)

Net cash used in financing activities	(786,505)	(1,084,791)

Increase (decrease) in cash and cash equivalents	(175,722)	89,792
Cash and cash equivalents:
Beginning of year	219,341	129,549

End of year	$43,619	$219,341

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,427,736	$4,277,163
Supplemental non-cash information:
Deferred tax benefit from stock option exercise	$11,600	$28,900
Effect of adoption of FIN 48	90,000	—

See Accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Paulson Capital Corp. is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc., is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”), formerly known as the National Association of Securities Dealers (“NASD”). We provide broker-dealer services in securities on both an agency and a principal basis to our customers who are introduced to RBC Correspondent Services, a division of RBC Capital Markets Corporation (formerly RBC Dain Correspondent Services) (“RBC CS”), our clearing organization, on a fully-disclosed basis. We also act as lead or participating selling group member for securities offerings. We conduct business throughout the United States.

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

Revenue Recognition

Securities transactions and related revenue are recorded on a trade date basis. Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax deferred revenue is recognized at the time individual tax deferred units are sold. Revenue from the receipt of underwriter warrants is recognized on the date the warrants are received based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

Value of Underwriter Warrants

We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate estimated value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its estimated value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in estimated value is recorded as investment income or loss. When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period. In addition, we have recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us when the warrants are exercised and the related stock is sold.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. At December 31, 2007, the value of underwriter warrants was $16.4 million, which is included as a separate line item on our consolidated balance sheet.

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

We follow the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” We adopted the provisions of FIN 48 on January 1, 2007. In accordance with paragraph 19, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. Upon adoption, we adjusted our financial statements to reflect those tax positions that are more-likely-than-not to be sustained as of the adoption date. The adjustment totaled $90,000 and was recorded directly as a reduction to our retained earnings balance on January 1, 2007.

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

Advertising

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2007 and 2006 totaled $131,000 and $127,000, respectively.

Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We adopted the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. We did not have any unrecognized expense related to awards outstanding at the date of adoption since they were all fully vested. For future awards, expense calculated pursuant to SFAS No. 123R will be recognized as compensation expense using the Black-Scholes option pricing model over the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

There were no options granted and no pro forma stock-based compensation expense as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in the prior period presented.

Comprehensive Income

We had no comprehensive income items; accordingly, net income and comprehensive income are the same.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the 2007 presentation.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

We introduce all customer transactions in securities traded on U.S. securities markets to RBC CS on a fully-disclosed basis. The agreement with our clearing broker provides that we are obligated to assume any exposure related to nonperformance by customers or counterparties. We monitor clearance and settlement of all customer transactions on a daily basis. The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations. In the event of nonperformance, we may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss. We have not experienced in the past, and we do not anticipate experiencing in the future, significant nonperformance by our customers and counterparties.

NOTE 3 - NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following (in thousands):

	December 31,
	2007	2006
Officers	$77	$12
Employees	38	127
Independent brokers	38	82
Other	1,411	1,430

	$1,564	$1,651

Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to our employees and registered representatives. Other receivables are primarily related to advances to underwriting clients, as well as to commissions receivable and amounts receivable from insurance companies as reimbursement for insured losses. An allowance is recorded for specific amounts when they are determined by management to be uncollectible. For the years ended December 31, 2007 and 2006, receivables of $219,000 and $5,000, respectively, were determined by management to be uncollectible and written off to bad debt expense.

NOTE 4 - TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by us.

The categories of trading securities and their related market values were as follows (in thousands):

	December 31, 2007		December 31, 2006
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
Corporate equities	$9,809	$36	$2,036	$17
State and municipal obligations	83	—	—	—
Corporate options/warrants	2,145	—	328	—

	$12,037	$36	$2,364	$17

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities which are readily marketable are stated at market value with unrealized gains and losses included currently in earnings as a component of investment income (loss) on our consolidated statements of operations.

Included in investment securities are also certain securities which are not readily marketable. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to us. Securities that are not readily marketable are stated at estimated fair value with unrealized gains and losses included currently in earnings as a component of investment income (loss) on our consolidated statements of operations.

The cost basis related to our investment security portfolio was $17.2 million and $20.4 million as of December 31, 2007 and 2006, respectively.

The fair market value or estimated fair value of our investment securities was as follows (in thousands):

	December 31,
	2007	2006
Corporate equities	$7,905	$18,770
Corporate options/warrants	253	773

	$8,158	$19,543

Realized and unrealized gains (losses) related to our investment securities included in the determination of net earnings was as follows (in thousands):

	Year Ended December 31,
	2007	2006
Realized gains on sale of securities	$463	$4,946
Unrealized losses	(8,142)	(9,521)
Income on exercise of underwriter warrants	4,212	735

	$(3,467)	$(3,840)

NOTE 6 - UNDERWRITER WARRANTS

The estimated fair value of underwriter warrants is determined by management using the Black-Scholes option-pricing model (see Note 1). The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which we cannot exercise the warrants. Underwriter warrant activity was as follows (in thousands):

Estimated fair value at December 31, 2005	$6,275
Fair value of warrants received, net of employee compensation	1,880
Value of warrants exercised and expired	(1,884)
Unrealized depreciation in estimated value	(621)

Estimated fair value at December 31, 2006	5,650
Fair value of warrants received, net of employee compensation	3,497
Employee and independent contractor warrant obligation	651
Net unrealized gain in estimated value of warrants	7,660
Value of warrants exercised	(1,085)

Estimated fair value at December 31, 2007	$16,373

The fair value of the underwriter warrants received is reflected currently in earnings as a component of corporate finance income. The unrealized appreciation (depreciation) in the estimated fair value of underwriter warrants is reflected currently in earnings as a component of investment income (loss). The gain recognized from the exercise of underwriter warrants and the sale of the related stock is reflected currently in earnings as a component of investment income (loss).

As a result of a change in regulations regarding deferred compensation under Section 409A of the Internal Revenue Code, underwriter warrants received after January 1, 2005 and held by employees and independent contractors are considered non-qualified deferred compensation. On October 17, 2007, in order to avoid adverse tax consequences, all affected employees and independent contractors waived their rights to their underwriter warrants in return for payment of their pro rata share of the gain when we exercise the warrants and sell the corresponding stock. The estimated fair value of such underwriter warrants was $0.7 million at December 31, 2007 and was included as a liability on our consolidated balance sheet. Previously, the fair value of underwriter warrants given to employees and independent contractors was recognized currently as a component of compensation expense. With respect to future underwriter warrants, we have no obligation to share any portion of the proceeds with any employee or independent contractor.

NOTE 7 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2007	2006
Office equipment	$930	$919
Leasehold improvements	129	101

	1,059	1,020
Less accumulated depreciation	(863)	(748)

	$196	$272

NOTE 8 - INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006
Current tax expense (benefit):
Federal	$2,480	$1,139
State and local	293	155

	2,773	1,294
Deferred tax expense (benefit):
Federal	134	(3,319)
State and local	17	(419)

	151	(3,738)

	$2,924	$(2,444)

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006
Income tax (benefit) at statutory federal tax rate	$2,620	$(2,495)
State and local taxes, net of federal benefit	353	(295)
Change in valuation allowance on net deferred tax asset	(1)	50
Other, net	(48)	296

	$2,924	$(2,444)

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued expenses	$139	$115
Fixed asset depreciation	24	2
Deferred revenue	144	182
Net operating loss carryforwards and credits	60	83

	367	382
Valuation allowance	(60)	(61)

	307	321
Unrealized appreciation on securities	(1,974)	(1,829)
Prepaid expense	(154)	(162)

	(2,128)	(1,991)

	$(1,821)	$(1,670)

We recorded an increase (decrease) to our valuation allowance for 2007 and 2006 in the amount of $(1,000) and $50,000, respectively, based upon management’s assessment that it is more likely than not that a portion of the net deferred tax asset related to certain state net operating loss carryforwards will not be fully realized. Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods based upon their assessment.

State net operating loss carryforwards of approximately $1.3 million at December 31, 2007 expire from 2008 through 2025.

Following is a rollforward of our unrecognized tax benefits in 2007 (in thousands):

Balance at January 1, 2007	$174
Additions for tax positions taken in prior years	18
Additions for tax positions taken in the current year	80

Balance at December 31, 2007	$272

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were $25,000 and $16,000 at December 31, 2007 and January 1, 2007, respectively. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, were 2002 through 2007. An IRS examination for the 2004 and 2005 tax years was completed during the second quarter of 2007 resulting in a benefit, including interest, of $154,000 that was received in July 2007. There were no decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. At December 31, 2007, 532,000 options were available for grant and 627,000 shares of our common stock were reserved for issuance related to the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options. Activity under the Plan in 2007 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2006	161,000	$3.93
Granted	—	—
Exercised	(22,000)	3.51
Expired	(44,000)	3.55

Outstanding at December 31, 2007	95,000	$4.20

Certain information regarding options outstanding and exercisable as of December 31, 2007 was as follows:

Options Outstanding and Exercisable
Number	95,000
Weighted average per share exercise price	$4.20
Aggregate intrinsic value	$57,075
Weighted average remaining contractual term	0.9 years

As of December 31, 2007, there was no unrecognized stock-based compensation.

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. There were no stock options granted during 2007 or 2006.

Since our options are fully vested upon the date of grant, we recognize the related stock-based compensation expense at that time. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation plan was as follows (in thousands):

	Year Ended December 31,
	2007	2006
Weighted average grant-date per share fair value of share options granted	$—	$—
Total intrinsic value of share options exercised	30	75
Stock-based compensation recognized in results of operations	—	—
Cash received from options exercised	77	82
Tax deduction realized related to stock options exercised	30	75

NOTE 10 - EARNINGS PER SHARE

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Year Ended December 31,
	2007	2006
Shares used for basic net income (loss) per share	6,114,636	6,179,858
Effect of dilutive stock options	9,854	—

Shares used for diluted net income (loss) per share	6,124,490	6,179,858

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	—	36,416

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office space under the terms of various non-cancellable operating leases. The future minimum payments for each of the next five years and thereafter required for leases were as follows at December 31, 2007 (in thousands):

Year Ending December 31,
2008	$568
2009	314
2010	117
2011	—
2012	—
Thereafter	—

$999

The leases are accounted for on a straight-line basis and provide for payment of taxes and other expenses by us. Rent expense for the years ended December 31, 2007 and 2006 was approximately $553,000 and $522,000, respectively.

Legal

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our Consolidated Statements of Financial Condition, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” The ultimate resolution may differ materially from the amounts provided. For the twelve-month periods ended December 31, 2007 and 2006, the recording of legal losses did not have a material impact on our results of operations.

Underwriter Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of the transactions relating to such underwriting commitments, which were open at December 31, 2007, had no material effect on our consolidated financial statements.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Retirement benefits for our employees who have completed certain service requirements are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 2007 and 2006 were approximately $198,000 and $91,000, respectively.

NOTE 13 - NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2007, we had net capital of $11.5 million, which was $11.1 million in excess of our required net capital of $0.4 million. Our net capital ratio was 0.62 to 1 at December 31, 2007. The minimum requirements may effectively restrict the payment of cash dividends.

NOTE 14 - SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a share repurchase plan for the repurchase of up to a total of 600,000 shares of our common stock. The share repurchase plan does not have an expiration date. Through December 31, 2007, we had purchased a total of 448,124 shares pursuant to this plan and 151,876 remained available for repurchase.

NOTE 15 - DIVIDENDS

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

NOTE 16 - CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities include investments in the common stock of the following companies, which represent more than 10% of trading and investment securities at December 31, 2007 and 2006 (dollars in thousands):

As of December 31, 2007: Company	Investment at Fair Market Value	Percentage of Total
The Quantum Group, Inc.	$3,330	16.5%
Converted Organics, Inc.	3,133	15.5%
Ascent Solar Technologies, Inc.	2,610	12.9%
Charles & Colvard, Ltd.	2,189	10.8%

	$11,262	55.7%

As of December 31, 2006: Company	Investment at Fair Market Value	Percentage of Total
Charles and Colvard, Ltd.	$7,438	34.0%
Lumera Corporation	3,526	16.1%
ICOP Digital	2,771	12.6%

	$13,735	62.7%

In 2007 and 2006, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

NOTE 17 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, we paid approximately $100,000 and $190,000, respectively, of legal costs on behalf of our officers and employees.

NOTE 18 - OTHER INCOME

Other income in 2007 included $120,000 in insurance recovery related to legal and settlement expense in prior years and $100,000 in amortization of deferred revenue related to our clearing firm agreement.

Other income in 2006 included $280,000 in insurance recovery related to legal and settlement expense from prior years.

NOTE 19- NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not have any noncontrolling interests and, accordingly, we don’t expect the adoption SFAS Nos. 141R and 160 to have a material effect on our financial condition or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

Paulson Capital Corp. and Subsidiary

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2007

Description	Number of Warrants	Warrants Obligated to Employees Included in Total	Date Exercisable	Exercise Price per Warrant	Expiration Date
American Mold Guard (units)	111,000	24,976	04/26/07	$15.60	04/26/11
Ascent Solar Technologies (units)	150,000	—	07/10/07	6.60	07/10/11
Converted Organics, Inc. (units)	162,000	36,450	02/13/08	6.60	02/13/12
ICOP Digital (units)	99,150	23,400	01/04/06	9.90	07/08/10
ICOP Digital (common and warrant)	65,000	47,125	01/08/06	5.92	07/08/10
INX (formerly known as I-Sector Corp.) (units)	29,653	—	05/07/05	19.92	05/07/09
JJ Pharma	66,000	28,650	07/18/06	1.00	07/18/16
Lumera Corporation	346,085	—	07/23/05	8.34	07/22/09
Milestone Scientific (units)	99,857	—	02/17/05	7.82	02/16/09
Nuvim (units)	243,000	58,050	12/18/05	1.20	06/20/10
Pacific Mercantile Bancorp	136,118	—	12/08/04	11.10	12/08/08
Path 1 Network Technologies (units)	87,292	—	07/31/04	12.96	07/30/08
Q Comm International (units)	61,552	—	06/25/04	15.60	06/24/08
The Quantum Group (units)	84,000	—	12/12/08	13.20	12/12/12
Universal Guardian (units)	261,668	165,868	06/20/06	1.50	06/19/11
Vaughan Foods (units)	191,275	43,038	06/27/08	7.80	06/27/12
XELR8 Holdings, Inc.	5,500	2,750	03/27/08	1.50	03/27/12

SCHEDULE II

Paulson Capital Corp. and Subsidiary

Vaulation and Qualifying Accounts

For the Two Years in the Period Ended December 31, 2007

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$—	$5,280	$—	$(5,280)	$—
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$—	$218,692	$—	$(218,692)	$—

(a)	Charges to the account included in this column are for the purpose for which the reserve was created.