Form 10-Q
period 2008-03-31
PAULSON CAPITAL CORP
filed 2008-05-15
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,982,150
(Class)	(Outstanding at May 15, 2008)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$195,766	$43,619
Receivable from clearing organization	14,446,991	11,702,341
Notes and other receivables	549,905	1,563,530
Deferred tax asset	1,104,603	—
Trading securities, at market value	9,514,526	12,037,368
Investment securities, at market or estimated fair value	6,449,801	8,157,546
Underwriter warrants, at estimated fair value	9,981,000	16,373,000
Prepaid and deferred expenses	630,121	939,371
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $891,684 and $862,616	168,787	196,333

Total Assets	$43,041,500	$51,013,108

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$1,972,313	$3,240,877
Payable to clearing organization	75,878	2,463,413
Compensation, employee benefits and payroll taxes	1,775,516	2,065,972
Securities sold, not yet purchased, at market value	36,110	36,259
Income taxes payable - current	1,564,825	1,369,710
Income taxes payable - long-term	302,000	297,000
Deferred revenue	350,000	375,000
Underwriter warrants - employee and independent contractor, at estimated fair value	560,000	651,000
Deferred income taxes	—	1,821,000

Total Liabilities	6,636,642	12,320,231
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 6,007,150 and 6,037,150	1,965,419	1,972,319
Retained earnings	34,439,439	36,720,558

Total Shareholders’ Equity	36,404,858	38,692,877

Total Liabilities and Shareholders’ Equity	$43,041,500	$51,013,108

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues
Commissions	$4,455,829	$4,116,568
Corporate finance	395,389	995,511
Investment income (loss)	(7,037,585)	3,184,344
Trading income	4,322,435	1,340,076
Interest and dividends	14,621	34,173
Other	25,225	25,375

	2,175,914	9,696,047
Expenses
Commissions and salaries	4,339,564	3,964,709
Underwriting expenses	145,597	159,955
Rent, telephone and quotation services	286,724	313,235
Professional fees	260,139	203,945
Bad debt expense	2,937	47,689
Travel and entertainment	32,210	35,380
Advertising and promotion expense	58,196	48,006
Settlement expense	16,500	79,717
Depreciation and amortization	29,068	28,964
Other	380,793	314,048

	5,551,728	5,195,648

Income (loss) before income taxes	(3,375,814)	4,500,399
Income tax expense (benefit):
Current	1,681,603	486,955
Deferred	(2,925,603)	1,236,247

	(1,244,000)	1,723,202

Net income (loss)	$(2,131,814)	$2,777,197

Basic net income (loss) per share	$(0.35)	$0.45

Diluted net income (loss) per share	$(0.35)	$0.45

Shares used in per share calculations:
Basic	6,018,908	6,157,672

Diluted	6,018,908	6,166,906

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,131,814)	$2,777,197
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(462,320)	(375,519)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	6,854,320	(4,075,987)
Unrealized depreciation of underwriter warrants - employee and independent contractor	(91,000)	—
Noncash compensation associated with underwriter warrants	—	86,506
Depreciation and amortization	29,068	28,964
Deferred income taxes	(2,925,603)	1,236,248
Deferred revenue	(25,000)	(25,000)
Change in assets and liabilities:
Receivable from/payable to clearing organization	(5,132,185)	(2,762,645)
Notes and other receivables	1,013,625	26,382
Income taxes receivable	—	304,695
Trading and investment securities	4,230,587	2,243,019
Prepaid and deferred expenses	309,250	218,539
Accounts payable, accrued liabilities and compensation payables	(1,559,020)	208,359
Securities sold, not yet purchased	(149)	(11,967)
Income taxes payable - current	195,115	78,151
Income taxes payable - long-term	5,000	100,000

Net cash provided by operating activities	309,874	56,942
Cash flows from investing activities:
Additions to furniture and equipment	(1,522)	(6,127)

Net cash used in investing activities	(1,522)	(6,127)
Cash flows from financing activities:
Proceeds from stock option exercise	—	77,110
Payments to retire common stock	(156,205)	(196,162)

Net cash used in financing activities	(156,205)	(119,052)

Increase (decrease) in cash and cash equivalents	152,147	(68,237)
Cash and cash equivalents:
Beginning of period	43,619	219,341

End of period	$195,766	$151,104

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,527,900	$4,190
Supplemental non-cash flow information:
Deferred tax benefit from stock option exercises	$—	$11,600
Effect of adoption of FIN 48	—	90,000

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended March 31,
	2008	2007
Shares used for basic net income (loss) per share	6,018,908	6,157,672
Effect of dilutive stock options	—	9,234

Shares used for diluted net income (loss) per share	6,018,908	6,166,906

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	95,000	—

Note 3. Repurchases of Common Stock

In the first quarter of 2008, we repurchased a total of 30,000 shares of our common stock for a weighted average price of $5.21 per share, which totaled approximately $156,000. The amount paid above the original issue price, which totaled $7,000, was offset against retained earnings. The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. As of March 31, 2008, 121,876 shares remained available for purchase.

Note 4. Unrecognized Tax Benefits

During the three-month period ended March 31, 2008, accrued interest on unrecognized tax benefits increased $5,000 as a result of tax positions taken in prior periods.

Note 5. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	March 31, 2008
	Fair Value	Input Level
Trading securities	$9,515	Level 1
Investment securities, marketable	4,518	Level 1
Investment securities, not readily marketable	1,932	Level 3
Underwriter warrants	9,981	Level 3
Underwriter warrants – employee and independent contractor	(560)	Level 3

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2007	$16,373	$(651)	$1,946
Fair value of warrants received, included as a component of corporate finance revenue	462	—	—
Net unrealized gain (loss), included as a component of investment income (loss)	(6,057)	91	(14)
Value of warrants exercised and expired, included as a component of investment income (loss)	(797)	—	—

Balance, March 31, 2008	$9,981	$(560)	$1,932

Valuation of Trading Securities and Marketable Investment Securities

The fair value of our trading securities and our marketable investment securities is determined based on quoted market prices.

Valuation of Not Readily Marketable Investment Securities

The fair value of our not readily marketable investment securities are estimated using generally accepted valuation approaches, including the asset, income and market approaches.

Valuation of Underwriter Warrants

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

Note 6. New Accounting Pronouncements

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have any effect on our financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of the provisions of SFAS No. 159 effective January 1, 2008 did not have any effect on our financial position or results of operations.

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

Critical Accounting Policies and Use of Estimates

With the exception of the adoption of SFAS No. 157 as described in Note 5 of Notes to Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008.

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

The following tables set forth the changes in our operating results in the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
Commissions	$4,456	$4,117	$339	8.2%
Corporate finance	395	996	(601)	(60.3)
Investment income (loss)	(7,037)	3,184	(10,221)	*
Trading income	4,322	1,340	2,982	222.5
Interest and dividends	15	34	(19)	(55.9)
Other	25	25	—	—

Total revenues (loss)	2,176	9,696	(7,520)	(77.6)
Expenses:
Commissions and salaries	4,340	3,965	375	9.5
Underwriting expenses	146	160	(14)	(8.8)
Rent, telephone and quotation services	287	313	(26)	(8.3)
Professional fees	260	204	56	27.5
Bad debt expense	3	48	(45)	(93.6)
Travel and entertainment	32	35	(3)	(8.6)
Advertising and promotion	58	48	10	20.8
Settlement expense	16	80	(64)	(80.0)
Depreciation and amortization	29	29	—	—
Other	381	314	67	21.3

Total expenses	5,552	5,196	356	6.9

Income (loss) before income taxes	$(3,376)	$4,500	$(7,876)	*

*	Not meaningful.

Revenues

Commissions increased 8.2% in the three-month period ended March 31, 2008 compared to the same period of 2007. The total number of trades, including mutual fund trailing commissions, executed by our registered representatives were 31,504 in the three-month period ended March 31, 2008 compared to 25,400 in the same period of 2007. We had 92 registered representatives at March 31, 2008 compared to 95 at December 31, 2007.

Corporate finance income in the three-month period ended March 31, 2008 included underwriting discounts earned from the following:

•	An initial public offering in which we raised $5.1 million for Healthy Fast Foods, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Corporate finance income in the three-month period ended March 31, 2007 included underwriting discounts earned from the following:

•	an initial public offering in which we raised $9.8 million for Converted Organics Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	one private transaction in which we raised $2.2 million.

Investment income (loss) included the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Net unrealized appreciation (depreciation) related to underwriter warrants	$(6,854)	$4,076
Net unrealized depreciation of underwriter warrants – employee and independent contractor	91	—
Net unrealized depreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(1,339)	(1,137)
Net realized gains on the sale of securities with quoted market prices, securities that are not readily marketable and from the exercise of underwriter warrants	1,065	245

	$(7,037)	$3,184

We exercised two underwriter warrants in the three-month period ended March 31, 2008 compared to none in the same period of 2007. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased $3.0 million to $4.3 million in the three-month period ended March 31, 2008 compared to $1.3 million in the same period of 2007. In both the three-month periods ended March 31, 2008 and 2007, trading income was positively affected by highly favorable results for certain securities that we were holding in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses increased $0.4 million in the three-month period ended March 31, 2008 compared to the same period of 2007, primarily due to an increase in commissions and salaries as described in more detail below.

Commissions and salaries increased $375,000 in the three-month period ended March 31, 2008 compared to the same period of 2007. The increase was primarily due to higher commissions earned on higher commission revenue and amounts due employees for the exercise of underwriter warrants and the sale of the related stock. Retail commissions as a percentage of retail sales was comparable period over period.

Professional fees increased $56,000 in the three-month period ended March 31, 2008 compared to the same period of 2007. The increase was primarily due to additional legal expense for general corporate matters and additional accounting expense relating to new accounting requirements.

Bad debt expenses are recorded for specific amounts when they are determined by management to be uncollectible. For the three-month periods ended March 31, 2008 and 2007, receivables of $3,000 and $48,000, respectively, were determined by management to be uncollectible and written off to bad debt expense.

Settlement expense of $16,000 in the first quarter of 2008 was related to a current legal matter that was resolved during the period. Settlement expense of $80,000 in the first quarter of 2007 was related to a $63,000 adjustment for open claims and the payment of $17,000 for the settlement of other matters.

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

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2008.

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

At March 31, 2008, we owned 18 underwriter warrants from 17 issuers, all but three of which were exercisable. Two of the warrants had an exercise price below the March 31, 2008 market price of the securities receivable upon exercise. The intrinsic value of these warrants was $5.4 million at March 31, 2008. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities totaled $0.3 million in the three-month period ended March 31, 2008, primarily due to our net loss of $2.1 million being offset by net non-cash expense items of $3.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $5.2 million to $14.4 million at March 31, 2008 from $9.2 million at December 31, 2007, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Notes and other receivables decreased $1.1 million to $0.5 million at March 31, 2008 from $1.6 million at December 31, 2007, due to repayment of a $1.1 million note from one of our corporate finance clients.

Deferred income tax assets increased $2.9 million to $1.1 million at March 31, 2008 from a liability of $1.8 million at December 31, 2007, primarily due to the decrease in the value of our underwriter warrants.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

A roll-forward of the value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2007	$16,373
Fair value of warrants received	462
Net unrealized loss on value of warrants	(6,057)
Value of warrants exercised or expired	(797)

Balance, March 31, 2008	$9,981

Accounts payable and accrued liabilities decreased $1.2 million to $2.0 million at March 31, 2008 from $3.2 million at December 31, 2007, primarily due to a decrease in amounts payable to certain employees as a result of a decrease in the market value of stock related to the exercise of underwriter warrants.

Deferred revenue of $0.4 million at March 31, 2008 related to amounts received from our clearing firm based on the execution of a five-year agreement, and is being amortized at the rate of $8,333 per month through September 2011.

Underwriter warrants – employee and independent contractor of $0.6 million at March 31, 2008 represented the estimated fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. During the three-month period ended March 31, 2008, we repurchased a total of 30,000 shares for $156,000 and, at March 31, 2008, 121,876 shares remained available for repurchase. This repurchase program does not have an expiration date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note 6 of Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.	Controls and Procedures

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

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	10,000	$5.25	458,124	141,876
February 1 to February 28	20,000	$5.19	478,124	121,876
March 1 to March 31	—	—	478,124	121,876

Total	30,000	$5.21	478,124	121,876

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

Date: May 15, 2008	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson President and Chief Executive Officer Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes Chief Financial Officer Principal Financial Officer