Form 10-Q
period 2008-06-30
PAULSON CAPITAL CORP
filed 2008-08-14
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-18188

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,942,150
(Class)	(Outstanding at August 14, 2008)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$23,236	$43,619
Receivable from clearing organization	9,008,851	11,702,341
Notes and other receivables	709,801	1,563,530
Income taxes receivable	269,623	—
Deferred tax asset	2,864,798	—
Trading securities, at market value	11,644,364	12,037,368
Investment securities, at market or estimated fair value	5,189,181	8,157,546
Underwriter warrants, at estimated fair value	5,228,000	16,373,000
Prepaid and deferred expenses	353,125	939,371
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $831,600 and $862,616	141,665	196,333

Total Assets	$35,432,644	$51,013,108

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$1,313,888	$3,240,877
Payable to clearing organization	1,290,307	2,463,413
Compensation, employee benefits and payroll taxes	736,399	2,065,972
Securities sold, not yet purchased, at market value	—	36,259
Income taxes payable - current	—	1,369,710
Income taxes payable - long-term	307,000	297,000
Deferred revenue	325,000	375,000
Underwriter warrants - employee and independent contractor, at estimated fair value	208,000	651,000
Deferred income taxes	—	1,821,000

Total Liabilities	4,180,594	12,320,231
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,942,150 and 6,037,150	1,950,469	1,972,319
Retained earnings	29,301,581	36,720,558

Total Shareholders’ Equity	31,252,050	38,692,877

Total Liabilities and Shareholders’ Equity	$35,432,644	$51,013,108

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Commissions	$3,556,903	$4,603,971	$8,012,732	$8,720,539
Corporate finance	—	3,450,296	395,389	4,445,807
Investment income (loss)	(5,036,636)	(628,508)	(12,074,221)	2,555,836
Trading income (loss)	(1,770,393)	370,687	2,552,042	1,710,763
Interest and dividends	12,850	36,826	27,471	70,999
Other	31,671	146,700	56,896	172,075

	(3,205,605)	7,979,972	(1,029,691)	17,676,019
Expenses
Commissions and salaries	3,188,836	4,818,382	7,528,400	8,783,091
Underwriting expenses	168,409	149,509	314,006	309,464
Rent, telephone and quotation services	301,893	303,945	588,617	617,180
Professional fees	213,419	141,228	473,558	345,173
Bad debt expense	2,239	107,160	5,176	154,849
Travel and entertainment	169,017	41,804	201,227	77,184
Advertising and promotion expense	56,390	36,720	114,586	84,726
Settlement expense	15,500	230,000	32,000	309,717
Depreciation and amortization	28,116	27,363	57,184	56,327
Other	394,384	461,811	775,177	775,859

	4,538,203	6,317,922	10,089,931	11,513,570

Income (loss) before income taxes	(7,743,808)	1,662,050	(11,119,622)	6,162,449
Income tax expense (benefit):
Current	(1,156,805)	259,647	524,798	746,602
Deferred	(1,760,195)	401,526	(4,685,798)	1,637,773

	(2,917,000)	661,173	(4,161,000)	2,384,375

Net income (loss)	$(4,826,808)	$1,000,877	$(6,958,622)	$3,778,074

Basic net income (loss) per share	$(0.81)	$0.16	$(1.16)	$0.61

Diluted net income (loss) per share	$(0.81)	$0.16	$(1.16)	$0.61

Shares used in per share calculations:
Basic	5,966,051	6,144,599	5,992,480	6,151,100

Diluted	5,966,051	6,154,496	5,992,480	6,161,051

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,958,622)	$3,778,074
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(462,320)	(2,449,787)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	11,607,320	(5,233,941)
Unrealized depreciation of underwriter warrants - employee and independent contractor	(443,000)	—
Non-cash compensation associated with underwriter warrants	—	688,728
Depreciation and amortization	57,184	56,327
Deferred income taxes	(4,685,798)	1,637,773
Deferred revenue	(50,000)	(50,000)
Change in assets and liabilities
Receivables from/payable to clearing organization	1,520,384	(2,465,922)
Notes and other receivables	853,729	28,635
Income taxes receivable	(269,623)	304,695
Trading and investment securities	3,361,369	363,174
Prepaid and deferred expenses	586,246	441,962
Accounts payable, accrued liabilities and compensation payables	(3,256,562)	300,365
Securities sold, not yet purchased	(36,259)	2,669,635
Income taxes payable - current	(1,369,710)	279,298
Income taxes payable - long-term	10,000	100,000

Net cash provided by operating activities	464,338	449,016
Cash flows from investing activities:
Additions to furniture and equipment	(2,516)	(33,374)
Cash flows from financing activities:
Proceeds from stock option exercise	—	77,110
Payments to retire common stock	(482,205)	(591,363)

Net cash used in financing activities	(482,205)	(514,253)

Decrease in cash and cash equivalents	(20,383)	(98,611)
Cash and cash equivalents:
Beginning of period	43,619	219,341

End of period	$23,236	$120,730

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,231,008	$412,690
Supplemental non-cash flow information:
Deferred tax benefit from stock option exercises	$—	$—
Effect of adoption of FIN 48	—	90,000

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of June 30, 2008 and December 31, 2007 and for the three and six-month periods ended June 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from our Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares used for basic income (loss) per share	5,966,051	6,144,599	5,992,480	6,151,100
Effect of dilutive stock options	—	9,897	—	9,951

Shares used for diluted net income (loss) per share	5,966,051	6,154,496	5,992,480	6,161,051

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	95,000	—	95,000	—

Note 3. Repurchases of Common Stock

In the first six months of 2008, we repurchased a total of 95,000 shares of our common stock for a weighted average price of $5.07 per share, which totaled approximately $482,000. The amount paid above the original issue price, which totaled $22,000, was offset against retained earnings. The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization also does not have an expiration date. As of June 30, 2008, 256,876 shares remained available for repurchase.

Note 4. Unrecognized Tax Benefits

During the three and six-month periods ended June 30, 2008, accrued interest on unrecognized tax benefits increased $5,000 and $10,000, respectively, as a result of tax positions taken in prior periods.

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

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	June 30, 2008
	Fair Value	Input Level
Trading securities	$11,644	Level 1
Investment securities, marketable	2,848	Level 1
Investment securities, not readily marketable	2,341	Level 3
Underwriter warrants	5,228	Level 3
Underwriter warrants – employee and independent contractor	(208)	Level 3

Following is a roll-forward of our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2007	$16,373	$(651)	$1,946
Fair value of warrants received, included as a component of corporate finance revenue	462	—	—
Net unrealized gain (loss), included as a component of investment income (loss)	(10,810)	443	395
Value of warrants exercised and expired, included as a component of investment income (loss)	(797)	—	—

Balance, June 30, 2008	$5,228	$(208)	$2,341

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

Note 6. New Accounting Pronouncements

SFAS No. 162

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have any effect on our financial position or results of operations.

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

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. During the first six months of 2008, 42 companies completed an initial public offering (“IPO”) in the U.S., with 17 in the second quarter of 2008. This compares to 147 IPOs in the

U.S. in the first half of 2007. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

The following tables set forth the changes in our operating results in the three and six-month periods ended June 30, 2008 compared to the three and six-month periods ended June 30, 2007 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
Commissions	$3,557	$4,604	$(1,047)	(22.7)%
Corporate finance	—	3,450	(3,450)	*
Investment loss	(5,037)	(629)	(4,408)	*
Trading income (loss)	(1,770)	371	(2,141)	*
Interest and dividends	13	37	(24)	(64.9)
Other	31	147	(116)	(78.9)

Total revenues	(3,206)	7,980	(11,186)	(140.2)
Expenses:
Commissions and salaries	3,189	4,818	(1,629)	(33.8)
Underwriting expenses	168	150	18	12.0
Rent, telephone and quotation services	302	304	(2)	(0.7)
Professional fees	214	141	73	51.8
Bad debt expense	2	107	(105)	(98.1)
Travel and entertainment	169	42	127	302.4
Advertising and promotion	56	37	19	51.4
Settlement expense	16	230	(214)	(93.0)
Depreciation and amortization	28	27	1	3.7
Other	394	462	(68)	(14.7)

Total expenses	4,538	6,318	(1,780)	(28.2)

Income (loss) before income taxes	$(7,744)	$1,662	$(9,406)	(565.9)%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
Commissions	$8,013	$8,720	$(707)	(8.1)%
Corporate finance	395	4,446	(4,051)	(91.1)
Investment income (loss)	(12,074)	2,556	(14,630)	*
Trading income	2,552	1,711	841	49.2
Interest and dividends	27	71	(44)	(62.0)
Other	57	172	(115)	(66.9)

Total revenues	(1,030)	17,676	(18,706)	(105.8)
Expenses:
Commissions and salaries	7,528	8,783	(1,255)	(14.3)
Underwriting expenses	314	310	4	1.3
Rent, telephone and quotation services	589	617	(28)	(4.5)
Professional fees	474	345	129	37.4
Bad debt expense	5	155	(150)	(96.8)
Travel and entertainment	201	77	124	161.0
Advertising and promotion	115	85	30	35.3
Settlement expense	32	310	(278)	(89.7)
Depreciation and amortization	57	56	1	1.8
Other	775	776	(1)	(0.1)

Total expenses	10,090	11,514	(1,424)	(12.4)

Income (loss) before income taxes	$(11,120)	$6,162	$(17,282)	(280.5)%

*	Not meaningful.

Revenues

Commissions decreased 22.7% and 8.1%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007, primarily as a result of poor market conditions. We had 89 registered representatives at June 30, 2008 compared to 95 at December 31, 2007.

We did not have any corporate finance income during the second quarter of 2008. The six-month period ended June 30, 2008 included underwriting discounts earned from the following:

•	an initial public offering in which we raised $5.1 million for Healthy Fast Foods, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Corporate finance income of $3.5 million in the three-month period ended June 30, 2007 included underwriting discounts earned from the following:

•

an initial public offering in which we raised $14.0 million for Vaughan Foods Incorporated, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	one private offering during the second quarter of 2007 in which we raised $2.8 million for our client.

Corporate finance income in the six-month period ended June 30, 2007 also included underwriting discounts earned from the following:

•	an initial public offering in which we raised $9.8 million for Converted Organics Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	one private transaction completed during the first quarter of 2007.

Investment income (loss) included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net unrealized appreciation (depreciation) related to underwriter warrants	$(4,753)	$1,158	$(11,607)	$5,234
Net unrealized depreciation of underwriter warrants – employee and independent contractor	352	—	443	—
Net unrealized depreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(196)	(2,184)	(1,536)	(3,320)
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and from the exercise of underwriter warrants	(440)	397	626	642

	$(5,037)	$(629)	$(12,074)	$2,556

We exercised zero and two underwriter warrants, respectively, in the three and six-month periods ended June 30, 2008 compared to one in the same periods of 2007. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased $2.1 million and increased $0.8 million, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. In the three-month period ended June 30, 2008, trading income was negatively affected by difficult conditions in the market. In the six-month period ended June 30, 2008 and the three and six-month periods ended June 30, 2007, trading income was positively affected by favorable results for certain securities that we were holding in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses decreased $1.8 million and $1.4 million, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007, primarily due to decreases in commissions and salaries, bad debt expense and settlement expense as described in more detail below.

Commissions and salaries decreased $1.6 million and $1.3 million, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. The decreases were primarily due to lower commissions earned on lower commission revenue and lower compensation as a result of fewer investment banking transactions. Retail commissions as a percentage of retail sales was comparable between the current year and prior year periods.

Bad debt expenses are recorded for specific amounts when they are determined by management to be uncollectible. Bad debt expense in the second quarter of 2007 included a $104,000 write-off of a loan to a potential corporate finance client.

Settlement expense of $16,000 and $32,000 in the three and six-month periods ended June 30, 2008 was related to current legal matters that were resolved during the periods. Settlement expense of $230,000 in the three-month period ended June 30, 2007 primarily related to an accrual for $220,000 in connection with a legal claim that settled in July 2007. We do not expect insurance recovery on this claim. In addition, the $310,000 in the six-month period ended June 30, 2007 included a net $63,000 adjustment for open claims.

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

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2008.

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

At June 30, 2008, we owned 20 underwriter warrants from 19 issuers, all but two of which were exercisable. One of the warrants had an exercise price below the June 30, 2008 market price of the securities receivable upon exercise. The intrinsic value of this warrant was $0.7 million at June 30, 2008.

There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities totaled $0.5 million in the six-month period ended June 30, 2008, primarily due to our net loss of $7.0 million being offset by net non-cash expense items of $6.0 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $1.5 million to $7.7 million at June 30, 2008 from $9.2 million at December 31, 2007, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Notes and other receivables decreased $0.9 million to $0.7 million at June 30, 2008 from $1.6 million at December 31, 2007, due to repayment of a $1.1 million note from one of our corporate finance clients, partially offset by amounts loaned to a different corporate finance client.

Deferred income tax assets increased $4.7 million to $2.9 million at June 30, 2008 from a liability of $1.8 million at December 31, 2007, primarily due to the decrease in the value of our underwriter warrants, as well as unrealized losses on our investment securities.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

A roll-forward of the value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2007	$16,373
Fair value of warrants received	462
Net unrealized loss on value of warrants	(10,810)
Value of warrants exercised or expired	(797)

Balance, June 30, 2008	$5,228

Accounts payable and accrued liabilities decreased $1.9 million to $1.3 million at June 30, 2008 from $3.2 million at December 31, 2007, primarily due to a decrease in amounts payable to certain employees as a result of a decrease in the market value of stock related to the exercise of underwriter warrants, as well as less commissions payable due to reduced commissions revenue.

Deferred revenue of $0.3 million at June 30, 2008 related to amounts received from our clearing firm based on the execution of a five-year agreement, and is being amortized at the rate of $8,333 per month through September 2011.

Underwriter warrants – employee and independent contractor of $0.2 million at June 30, 2008 represented the estimated fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During the six-month period ended June 30, 2008, we repurchased a total of 95,000 shares for $482,000 and, at June 30, 2008, 256,876 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	25,000	$5.10	503,124	96,876
May 1 to May 31	40,000	$4.96	543,124	56,876
June 1 to June 30	—	—	—	256,876	(1)

Total	65,000	$5.01	543,124	256,876

(1)	A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization also does not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 12, 2008. The following action was approved:

1.	To elect the following persons to serve as directors of Paulson Capital Corp. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name	Number of Shares Voting For	Number of Shares Withheld Voting
Chester L. F. Paulson	5,813,982	23,946
Jacqueline M. Paulson	5,813,982	23,946
Denis R. Burger, Ph.D.	5,813,982	23,946
Steve H. Kleemann	5,813,982	23,946
Charles Paulson	5,813,982	23,946
Shannon P. Pratt, Ph.D.	5,813,982	23,946
Paul F. Shoen	5,813,982	23,946

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson President and Chief Executive Officer Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes Chief Financial Officer Principal Financial Officer