Form 10-Q
period 2008-09-30
PAULSON CAPITAL CORP
filed 2008-11-14
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,942,150
(Class)	(Outstanding at November 14, 2008)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Paulson Capital Corp. and Subsidiary

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$231,177	$43,619
Receivable from clearing organization	7,919,838	11,702,341
Notes and other receivables	658,044	1,563,530
Income taxes receivable	2,647,279	—
Deferred tax asset	4,477,432	—
Trading securities, at market value	6,396,788	12,037,368
Investment securities, at market or estimated fair value	3,694,036	8,157,546
Underwriter warrants, at estimated fair value	2,359,000	16,373,000
Prepaid and deferred expenses	646,274	939,371
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $859,202 and $862,616	117,410	196,333

Total Assets	$29,147,278	$51,013,108

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$894,598	$3,240,877
Payable to clearing organization	1,863,530	2,463,413
Compensation, employee benefits and payroll taxes	701,454	2,065,972
Securities sold, not yet purchased, at market value	41,865	36,259
Income taxes payable—current	—	1,369,710
Income taxes payable—long-term	311,000	297,000
Deferred revenue	300,000	375,000
Underwriter warrants—employee and independent contractor, at estimated fair value	131,000	651,000
Deferred income taxes	—	1,821,000

Total Liabilities	4,243,447	12,320,231

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,942,150 and 6,037,150	1,950,469	1,972,319
Retained earnings	22,953,362	36,720,558

Total Shareholders’ Equity	24,903,831	38,692,877

Total Liabilities and Shareholders’ Equity	$29,147,278	$51,013,108

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Commissions	$3,239,163	$4,090,223	$11,251,895	$12,810,762
Corporate finance	—	21,230	395,389	4,467,037
Investment income (loss)	(4,262,800)	1,672,110	(16,337,021)	4,227,946
Trading income (loss)	(5,273,518)	58,344	(2,721,476)	1,769,107
Interest and dividends	13,112	48,988	40,583	119,987
Other	25,771	60,121	82,667	232,196

	(6,258,272)	5,951,016	(7,287,963)	23,627,035
Expenses
Commissions and salaries	3,022,404	3,669,120	10,550,804	12,452,211
Underwriting expenses	4,755	14,529	318,761	323,993
Rent, telephone and quotation services	305,565	313,066	894,182	930,246
Professional fees	154,046	151,828	627,604	497,001
Bad debt expense	9,113	27,192	14,289	182,041
Travel and entertainment	55,869	107,505	257,096	184,689
Advertising and promotion	50,653	92,820	165,239	177,546
Settlement expense	44,800	190,000	76,800	499,717
Depreciation and amortization	27,603	29,267	84,787	85,594
Other	372,139	349,184	1,147,316	1,125,043

	4,046,947	4,944,511	14,136,878	16,458,081

Income (loss) before income taxes	(10,305,219)	1,006,505	(21,424,841)	7,168,954
Income tax expense (benefit):
Current	(2,344,366)	714,423	(1,819,568)	1,461,025
Deferred	(1,612,634)	(377,823)	(6,298,432)	1,259,950

	(3,957,000)	336,600	(8,118,000)	2,720,975

Net income (loss)	$(6,348,219)	$669,905	$(13,306,841)	$4,447,979

Basic net income (loss) per share	$(1.07)	$0.11	$(2.23)	$0.73

Diluted net income (loss) per share	$(1.07)	$0.11	$(2.23)	$0.72

Shares used in per share calculations:
Basic	5,942,150	6,087,341	5,975,581	6,129,613

Diluted	5,942,150	6,097,321	5,975,581	6,139,665

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(13,306,841)	$4,447,979
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(462,320)	(3,052,009)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	14,476,320	(5,668,719)
Unrealized depreciation of underwriter warrants—employee and independent contractor	(520,000)	—
Non-cash compensation associated with underwriter warrants	—	688,728
Depreciation and amortization	84,787	85,594
Deferred income taxes	(6,298,432)	1,259,950
Deferred revenue	(75,000)	(75,000)
Change in assets and liabilities:
Receivables from/payable to clearing organization	3,182,620	(2,153,773)
Notes and other receivables	905,486	104,278
Income taxes receivable	(2,647,279)	304,695
Trading and investment securities	10,104,090	2,764,719
Prepaid and deferred expenses	293,097	(31,985)
Accounts payable, accrued liabilities and compensation payables	(3,710,798)	271,690
Securities sold, not yet purchased	5,606	232,904
Income taxes payable—current	(1,369,710)	1,107,299
Income taxes payable—long-term	14,000	128,000

Net cash provided by operating activities	675,626	414,350

Cash flows from investing activities:
Additions to furniture and equipment	(5,863)	(33,729)

Cash flows from financing activities:
Proceeds from stock option exercise	—	77,110
Payments to retire common stock	(482,205)	(664,113)

Net cash used in financing activities	(482,205)	(587,003)

Increase (decrease) in cash and cash equivalents	187,558	(206,382)

Cash and cash equivalents:
Beginning of period	43,619	219,341

End of period	$231,177	$12,959

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,260,298	$415,236

Supplemental non-cash information:
Effect of adoption of FIN 48	$—	$90,000

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiary, Paulson Investment Company, included herein as of September 30, 2008 and December 31, 2007 and for the three and nine-month periods ended September 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from our Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares used for basic income (loss) per share	5,942,150	6,087,341	5,975,581	6,129,613
Effect of dilutive stock options	—	9,980	—	10,052

Shares used for diluted net income (loss) per share	5,942,150	6,097,321	5,975,581	6,139,665

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	95,000	—	95,000	—

Note 3. Repurchases of Common Stock

In the first nine months of 2008, we repurchased a total of 95,000 shares of our common stock for a weighted average price of $5.07 per share, which totaled approximately $482,000. The amount paid above the original issue price, which totaled $22,000, was offset against retained earnings. The plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization also does not have an expiration date. As of September 30, 2008, 256,876 shares remained available for repurchase.

Note 4. Unrecognized Tax Benefits

During the three and nine-month periods ended September 30, 2008, accrued interest on unrecognized tax benefits increased $4,000 and $14,000, respectively, as a result of tax positions taken in prior periods.

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

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	September 30, 2008
	Fair Value	Input Level
Trading securities	$6,397	Level 1
Investment securities, marketable	1,364	Level 1
Investment securities, not readily marketable	2,330	Level 3
Underwriter warrants	2,359	Level 3
Underwriter warrants – employee and independent contractor	(131)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2007	$16,373	$(651)	$1,946
Fair value of warrants received, included as a component of corporate finance revenue	462	—	—
Net unrealized gain (loss), included as a component of investment income (loss)	(13,679)	476	384
Value of warrants exercised and expired, included as a component of investment income (loss)	(797)	44	—

Balance, September 30, 2008	$2,359	$(131)	$2,330

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

Valuation of Underwriter Warrants

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

Note 6. New Subsidiary

In the third quarter of 2008, we formed a new 100% owned subsidiary for the purpose of purchasing underappreciated real estate, improving it and remarketing it. Through September 30, 2008, we had not purchased any real estate.

Note 7. New Accounting Pronouncements

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

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined for three straight quarters as volatility in the U.S. economy continues. During the first nine months of 2008,

54 companies completed IPOs in the U.S., with proceeds totaling $31.2 billion. This compares to 195 IPOs in the same period of 2007, with proceeds totaling $44.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in the first nine months of 2008 raised $13.3 billion. During the third quarter of 2008, 12 companies completed IPOs, raising a total of $1.9 billion. This was the slowest quarter since the second quarter of 2003, when 5 IPOs raised $1.6 billion. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

Our investment and trading income or loss is affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme. The result of this volatility on the value of our investment portfolio and securities held in connection with our trading and investment activities include large quarterly fluctuations in income or loss from these operations and substantial increases or decreases in our net worth as our securities holdings are marked to market.

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

In the third quarter of 2008, we formed a new 100% owned subsidiary for the purpose of purchasing underappreciated real estate, improving it and remarketing it. Through September 30, 2008, we had not purchased any real estate.

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

The following tables set forth the changes in our operating results in the three and nine-month periods ended September 30, 2008 compared to the three and nine-month periods ended September 30, 2007 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
Commissions	$3,239	$4,090	$(851)	(20.8)%
Corporate finance	—	21	(21)	(100.0)
Investment income (loss)	(4,263)	1,672	(5,935)	*
Trading income (loss)	(5,273)	59	(5,332)	*
Interest and dividends	13	49	(36)	(73.5)
Other	26	60	(34)	(56.7)

Total revenues (loss)	(6,258)	5,951	(12,209)	*
Expenses:
Commissions and salaries	3,022	3,669	(647)	(17.6)
Underwriting expenses	5	15	(10)	(66.7)
Rent, telephone and quotation services	305	313	(8)	(2.6)
Professional fees	154	152	2	1.3
Bad debt expense	9	27	(18)	(66.7)
Travel and entertainment	56	107	(51)	(47.7)
Advertising and promotion	51	93	(42)	(45.2)
Settlement expense	45	190	(145)	(76.3)
Depreciation and amortization	28	29	(1)	(3.4)
Other	372	349	23	6.6

Total expenses	4,047	4,944	(897)	(18.1)

Income (loss) before income taxes	$(10,305)	$1,007	$(11,312)	*

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
Commissions	$11,252	$12,811	$(1,559)	(12.2)%
Corporate finance	395	4,467	(4,072)	(91.2)
Investment income (loss)	(16,337)	4,228	(20,565)	*
Trading income (loss)	(2,722)	1,769	(4,491)	*
Interest and dividends	41	120	(79)	(65.8)
Other	83	232	(149)	(64.2)

Total revenues	(7,288)	23,627	(30,915)	*
Expenses:
Commissions and salaries	10,551	12,452	(1,901)	(15.3)
Underwriting expenses	319	324	(5)	(1.5)
Rent, telephone and quotation services	894	930	(36)	(3.9)
Professional fees	628	497	131	26.4
Bad debt expense	14	182	(168)	(92.3)
Travel and entertainment	257	185	72	38.9
Advertising and promotion	165	177	(12)	(6.8)
Settlement expense	77	500	(423)	(84.6)
Depreciation and amortization	85	86	(1)	(1.2)
Other	1,147	1,125	22	2.0

Total expenses	14,137	16,458	(2,321)	(14.1)

Income (loss) before income taxes	$(21,425)	$7,169	$(28,594)	*

*	Not meaningful.

Revenues

The global economic turmoil, which worsened significantly in the third quarter of 2008, had a negative impact on our results of operations in the three and nine-month periods ended September 30, 2008. For example, for the period from January 1, 2008 to October 31, 2008, the Dow Jones Industrial average and the NASDAQ composite indices decreased 28.4% and 34.1%, respectively.

Commissions decreased 20.8% and 12.2%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007, primarily as a result of poor market conditions. We had 98 registered representatives at September 30, 2008 compared to 95 at December 31, 2007.

We did not have any corporate finance income during the third quarter of 2008. The nine-month period ended September 30, 2008 included underwriting discounts earned from the following:

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

•	one private offering during the second quarter of 2007 in which we raised $2.8 million for our client; and
•	one private transaction completed during the first quarter of 2007 in which we raised $2.2 million for our client.

Investment income (loss) included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net unrealized appreciation (depreciation) related to underwriter warrants	$(2,869)	$1,037	$(14,476)	$5,669
Net unrealized depreciation of underwriter warrants – employee and independent contractor	77	—	520	—
Net unrealized depreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(1,420)	(2,024)	(2,956)	(4,742)
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and from the exercise of underwriter warrants	(51)	2,659	575	3,301

	$(4,263)	$1,672	$(16,337)	$4,228

We exercised zero and two underwriter warrants, respectively, in the three and nine-month periods ended September 30, 2008 compared to two and three in the same periods of 2007. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the market value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased $5.3 million and $4.5 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. In the three and nine-month periods ended September 30, 2008, trading income was negatively affected by difficult conditions in the market, especially the significant downturn in the third quarter of 2008. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses decreased $0.9 million and $2.3 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007, primarily due to decreases in commissions and salaries, bad debt expense and settlement expense as described in more detail below.

Commissions and salaries decreased $0.6 million and $1.9 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The decreases were primarily due to lower commissions earned on lower commission revenue and lower compensation as a result of fewer investment banking transactions. Retail commissions as a percentage of retail sales was comparable between the current year and prior year periods.

Bad debt expenses are recorded for specific amounts when they are determined by management to be uncollectible. Bad debt expense in the nine-month period ended September 30, 2007 included a $104,000 write-off of a loan to a potential corporate finance client.

Travel and entertainment expense increased $72,000 in the nine-month period ended September 30, 2008 compared to the same period of 2007, primarily due to a more expensive investment banking conference in 2008 as compared to the conference in 2007.

Settlement expense of $45,000 and $77,000 in the three and nine-month periods ended September 30, 2008, respectively, was related to current legal matters that were recently resolved. Settlement expense of $0.2 million in the three-month period ended September 30, 2007 was related to the settlement of a legal claim in November 2007 that was expensed during the third quarter of 2007. The $0.5 million of settlement expense in the nine-month period ended September 30, 2007 also included an accrual for $0.2 million in connection with a legal claim that settled in July 2007.

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

We believe our cash and receivable from clearing organization at September 30, 2008 is sufficient to meet our needs for at least the next twelve-month period from September 30, 2008, which allows us to hold our investment securities for the long-term. Our liquidity could be negatively affected by protracted unfavorable market conditions. As discussed above, the major market indices have declined significantly during 2008.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2008.

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

At September 30, 2008, we owned 16 underwriter warrants from 15 issuers, all but 2 of which were exercisable. None of the warrants had an exercise price below the September 30, 2008 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities totaled $0.7 million in the nine-month period ended September 30, 2008, primarily due to our net loss of $13.3 million being offset by net non-cash expense items of $7.2 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $3.1 million to $6.1 million at September 30, 2008 from $9.2 million at December 31, 2007, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures.

Notes and other receivables decreased $0.9 million to $0.7 million at September 30, 2008 from $1.6 million at December 31, 2007, due to repayment of a $1.1 million note from one of our corporate finance clients, partially offset by amounts loaned to a different corporate finance client.

Income taxes receivable, current increased $4.0 million to $2.6 million at September 30, 2008 from a payable of $1.4 million at December 31, 2007, primarily due to losses in the current period and our ability to carry back our losses for a refund of taxes paid in previous periods.

Deferred income tax assets increased $6.3 million to $4.5 million at September 30, 2008 from a liability of $1.8 million at December 31, 2007, primarily due to the decrease in the value of our underwriter warrants, as well as unrealized losses on our investment securities.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair market values during the period.

A summary of activity related to the value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2007	$16,373
Fair value of warrants received	462
Net unrealized loss on value of warrants	(13,679)
Value of warrants exercised or expired	(797)

Balance, September 30, 2008	$2,359

Accounts payable and accrued liabilities decreased $2.3 million to $0.9 million at September 30, 2008 from $3.2 million at December 31, 2007, primarily due to a decrease in amounts payable to certain employees as a result of a decrease in the market value of stock related to the exercise of underwriter warrants.

Compensation, employee benefits and payroll taxes decreased $1.4 million to $0.7 million at September 30, 2008 from $2.1 million at December 31, 2007, primarily due to less commissions payable due to reduced commissions revenue.

Deferred revenue of $0.3 million at September 30, 2008 related to amounts received from our clearing firm based on the execution of a five-year agreement, and is being amortized at the rate of $8,333 per month through September 2011.

Underwriter warrants – employee and independent contractor of $0.1 million at September 30, 2008 represented the estimated fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During the nine-month period ended September 30, 2008, we repurchased a total of 95,000 shares for $482,000 and, at September 30, 2008, 256,876 shares remained available for repurchase. These repurchase programs do not have an expiration date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note 7 of Notes to Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer