Form 10-K
period 2008-12-31
PAULSON CAPITAL CORP
filed 2009-03-31
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-18188

PAULSON CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 SW Naito Parkway, Suite 200, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 243-6000

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC

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

Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,435,102, computed by reference to the last sales price ($4.36) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008).

The number of shares outstanding of the registrant’s common stock as of March 27, 2009 was 5,928,285 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

PAULSON CAPITAL CORP.

2008 FORM 10-K ANNUAL REPORT

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

General

Paulson Capital Corp., established in 1970, is a holding company whose operating subsidiary, Paulson Investment Company, Inc., is a full service brokerage firm engaged in operations in four principal categories, all of them in the financial services industry. These categories are:

•	securities brokerage activities for which we earn commission revenues;

•	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;

•	securities trading from which we record profit or loss, depending on trading results; and

•	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio.

In addition, in the third quarter of 2008, we formed a new 100% owned subsidiary for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2008, we had not purchased any real estate.

Overview

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined as volatility in the U.S. economy continues. During 2008, 43 companies completed IPOs in the U.S., with proceeds totaling $28 billion. This compares to 272 IPOs in 2007, with proceeds totaling $59.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in 2008 raised $10 billion. 2008 was the slowest year for U.S. IPOs since 1978. The low demand for IPOs was also evidenced by the 101 companies that filed to withdraw proposed offerings with the SEC, almost double the 51 that did so in 2007. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

Year Ended December 31,	2008	2007
Commissions	$14,390	$17,008
Corporate finance	395	6,032
Investment income (loss)	(17,729)	3,108
Trading income (loss)	(5,232)	3,535
Interest and dividends	53	101
Other	108	257

	$(8,015)	$30,041

In 2007 and 2008, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

Current Events

As a result of the continuing global economic turmoil and our poor operating results, in February 2009, we terminated 15% of our back office staff, discontinued the 401(k) matching contribution and implemented 10% pay cuts for all salaried employees effective April 1, 2009. In addition, we suspended the summer 2009 investment banking conference and the November 2009 Westergaard Conference, as well as eliminated other non-essential business expenditures. We anticipate that these actions will result in annualized cost savings of approximately $1.5 million. Costs associated with these actions were primarily for severance and related costs and were immaterial.

Clearing Firm

Pursuant to our agreement with RBC Correspondent Services, a division of RBC Capital Markets Corporation (“RBC CS”), RBC CS carries all of our customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to our customers; (2) settlement of contracts and transactions in securities between us and other broker-dealers and between us and our customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange. We determine the amount of commission to be charged to our customers on principal and agency transactions, as well as the price of securities purchased or sold in principal transactions. RBC CS receives compensation based on the number of transactions and revenue sharing arrangements. In the event of a liability arising from a bad debt from a customer, we are required to indemnify RBC CS against any loss. This potential liability is uninsured.

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

The commitment of our capital between the time a firm commitment underwriting agreement becomes effective and the time we resell the securities constitutes a charge against our net capital. Accordingly, our participation in, or initiation of, underwritings may be limited by the financial requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”). See “Net Capital Requirements” below.

Between June 1, 1978 and December 31, 2008, we acted as the managing underwriter or co-managing underwriter for 164 securities offerings, raising approximately $1.2 billion for corporate finance clients. Of these, 102 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

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

In 2008, we completed 1 initial public offering with gross proceeds for our client totaling $5.1 million.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from our trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2008, we held securities of 4 privately-held companies in our investment accounts with a fair value of $2.3 million.

Trading Income and Market Making

In addition to executing trades as an agent, we regularly act as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. At December 31, 2008, we made a market in 50 securities of 34 issuers. Of these, 31 were corporations for which we had acted as managing or co-managing underwriter of public financings.

Our market making activities are conducted both with other dealers in the “wholesale market” and with our customers. Transactions with customers are effected as principal at a net price equal to the current interdealer price plus or minus the approximate equivalent of a brokerage commission. In such transactions, the commission is recorded as securities brokerage commissions revenue while any profit or loss attributable to a change in value of the security in our trading account is recorded as trading profit or loss. Our transactions as principal expose us to risk because securities positions are subject to fluctuations in fair value and liquidity. Profits or losses on trading and investment positions depend upon the skills of the employees in our trading department and employees responsible for taking investment positions. The trading department is headquartered in our Portland, Oregon office.

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

Branch Offices

Our branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch. We typically receive between 10% and 15% of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with us, and we assume the same compliance and regulatory obligations as would be the case if we were fully responsible for the branch’s expenses. As of March 27, 2009, we had

40 branch offices in California, Colorado, Georgia, New Jersey, New York, North Carolina, Oregon, Utah and Washington. All of these branches, except our offices in Oregon and Manhattan, New York, operate as independent contractor offices. We continue to be responsible for all expenses of the Oregon and Manhattan offices.

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

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness.” In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in fair value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2008, we had net capital of $5.1 million, which exceeded our minimum requirement of $0.1 million by $5.0 million. The ratio of aggregate indebtedness of $1.7 million to net capital of $5.1 million at December 31, 2008, was approximately 0.33 to 1.

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

Industry and Competition

All aspects of our business are highly competitive. In our general brokerage activities, we compete directly with numerous other broker-dealers, some of which are large well-known firms. Many of our competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms.

Some commercial banks and thrift institutions offer securities brokerage services. Many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

The securities industry has become more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, the 2008 financial crisis made an unprecedented impact on the financial services industry. Most of the biggest investment banks, including Bear Stearns, Lehman Bros. and Merrill Lynch no longer exist, and Goldman Sachs and Morgan Stanley have become bank holding companies. These developments have resulted in uncertainty in the securities industry and the economic crisis continues in 2009 to date.

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

As discussed above, during 2008, the market for public offerings slowed significantly as a result of the downturn in the overall global economy. We cannot predict when the market for public offerings will improve.

Employees

At March 27, 2009, we had 71 employees (of which 69 were full-time). Of these, 42 were executives and support staff and 29 were involved in brokerage activities and compensated primarily on a commission basis. We also had independent contractor arrangements with 67 independent contractors, all of whom are compensated solely on a commission basis.

ITEM 1A.	RISK FACTORS

As a Smaller Reporting Company, this information is not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable as there are no outstanding comment letters.

ITEM 2.	PROPERTIES

We lease approximately 17,100 square feet of office space in Portland, Oregon under a lease expiring January 2011. The base monthly rental rate on this lease is currently $28,560. The rental rate increases January 2010 to $29,560 through the expiration of the lease. Our Salem, Oregon office leases 3,759 square feet of space under a lease that expires in October 2011 at a monthly rent of $4,393, with rent subject to increases based upon inflation. We also lease approximately 2,500 square feet of space for our office in Manhattan, New York under a lease expiring in September 2010. The base monthly rental rate on this lease is currently $13,019. Our operating leases are accounted for on a straight-line basis. We believe the existing leased space in Portland, Salem and Manhattan is adequate for our business for the foreseeable future. The other branch offices lease space but, under the terms of the relationship between us and these offices, we are not responsible for these leasing costs.

ITEM 3.	LEGAL PROCEEDINGS

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The ultimate resolution may differ materially from the amounts provided. For the twelve-month periods ended December 31, 2008 and 2007, the recording of legal losses did not have a material impact on our results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the Nasdaq Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2008.

Year Ended December 31, 2007	High	Low
Quarter 1	$5.34	$4.50
Quarter 2	6.05	4.60
Quarter 3	6.01	4.48
Quarter 4	5.85	4.35

Year Ended December 31, 2008	High	Low
Quarter 1	$5.52	$4.61
Quarter 2	5.29	3.80
Quarter 3	4.36	2.25
Quarter 4	2.55	1.00

As of December 31, 2008, we had 55 shareholders of record and approximately 410 beneficial shareholders.

No dividends were declared or paid in 2007 or 2008. Net capital requirements may limit our ability to pay future dividends to our shareholders.

Issuer Purchases of Equity Securities

We repurchased the following shares of our common stock during the fourth quarter of 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 to October 31	—	—	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	13,865	$1.05	13,865	243,011

Total	13,865	$1.05	13,865	243,011

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

In addition, in the third quarter of 2008, we formed a new 100% owned subsidiary for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2008, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined as volatility in the U.S. economy continues. During 2008, 43 companies completed IPOs in the U.S., with proceeds totaling $28 billion. This compares to 272 IPOs in 2007, with proceeds totaling $59.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in 2008 raised $10 billion. 2008 was the slowest year for U.S. IPOs since 1978. The low demand for IPOs was also evidenced by the 101 companies that filed to withdraw proposed offerings with the SEC, almost double the 51 that did so in 2007. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

CURRENT EVENTS

As a result of the continuing global economic turmoil and our poor operating results, in February 2009, we terminated 15% of our back office staff, discontinued the 401(k) matching contribution and implemented 10% pay cuts for all salaried employees effective April 1, 2009. In addition, we suspended the summer 2009 investment banking conference and the November 2009 Westergaard Conference, as well as eliminated other non-essential business expenditures. We anticipate that these actions will result in annualized cost savings of approximately $1.5 million. Costs associated with these actions were primarily for severance and related costs and were immaterial.

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

Revenue Recognition

Securities transactions and related revenue are recorded on a trade date basis. Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax deferred revenue is recognized at the time individual tax deferred units are sold. Revenue from the receipt of underwriter warrants is recognized on the date the warrants are received based on the fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

SFAS No. 157

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. SFAS No. 157 applies to our underwriter warrants as well as to our trading and investment securities.

Value of Underwriter Warrants

We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate fair value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its fair value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as investment income or loss. When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period. In addition, we have recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us when the warrants are exercised and the related stock is sold.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. At December 31, 2008, the value of underwriter warrants was $1.7 million, which is included as a separate line item on our consolidated balance sheet.

Fair Value of Investments

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable fair value. According to accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to carry these securities at fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2008, the value of investments which do not have a readily ascertainable fair value was $2.3 million and was included as a component of trading and investment securities on our consolidated balance sheet.

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

Income Taxes

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Accordingly, our

financial statements reflect those tax positions that are more-likely-than-not to be sustained. At December 31, 2008, we had unrecognized tax benefits of $272,000, all of which would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were $43,000. We do not believe it is reasonably possible that the total amount of unrecognized benefits will significantly increase or decrease within the next 12 months.

Stock-Based Compensation

We account for stock-based compensation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which prescribes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The provisions of SFAS No. 123R apply to all awards granted or modified after January 1, 2006, the date of adoption. We did not have any unrecognized expense related to awards outstanding at the date of adoption since they were all fully vested. For future awards, expense calculated pursuant to SFAS No. 123R will be recognized as compensation expense using the Black-Scholes option pricing model over the requisite service period.

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

•	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following table sets forth the changes in our operating results in 2008 compared to 2007 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
Commissions	$14,390	$17,008	$(2,618)	(15.4)%
Corporate finance	395	6,032	(5,637)	(93.5)
Investment income (loss)	(17,729)	3,108	(20,837)	*
Trading income (loss)	(5,232)	3,535	(8,767)	*
Interest and dividends	53	101	(48)	(47.5)
Other	108	257	(149)	(58.0)

Total revenues	(8,015)	30,041	(38,056)	*
Expenses:
Commissions and salaries	13,362	15,774	(2,412)	(15.3)
Underwriting expenses	429	451	(22)	(4.9)
Rent, telephone and quotation services	1,174	1,209	(35)	(2.9)
Professional fees	808	772	36	4.7
Bad debt expense	21	219	(198)	(90.4)
Travel and entertainment	252	244	8	3.3
Advertising and promotion expense	202	240	(38)	(15.8)
Settlement expense	51	605	(554)	(91.6)
Depreciation and amortization	107	115	(8)	(7.0)
Other	1,599	2,706	(1,107)	(40.9)

Total expenses	18,005	22,335	(4,330)	(19.4)

Income (loss) before income taxes	$(26,020)	$7,706	$(33,726)	*

*	Not meaningful.

The global economic turmoil, which worsened significantly in the third and fourth quarters of 2008, had a negative impact on our results of operations in 2008. For example, for the period from December 31, 2007 to December 31, 2008, the Dow Jones Industrial average and the NASDAQ composite indices decreased 33.8% and 40.5%, respectively.

Commissions decreased 15.4% in 2008 compared to 2007, primarily as a result of poor market conditions. We had 96 registered representatives at December 31, 2008 compared to 95 at December 31, 2007.

Corporate finance income in 2008 included underwriting discounts earned from the following:

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

•	one private offering during the second quarter of 2007 in which we raised $2.8 million for our client;

•	a follow-on public offering in the fourth quarter of 2007 in which we raised $13.2 million for The Quantum Group, Inc.; and

•	we were a co-underwriter in the fourth quarter of 2007 for Rodman & Renshaw Capital Group, Inc., in which we raised $6.0 million.

Investment income (loss) included the following (in thousands):

	Year Ended December 31,
	2008	2007
Net unrealized appreciation (depreciation) related to underwriter warrants	$(15,160)	$6,575
Net unrealized depreciation of underwriter warrants—employee and independent contractor	527	—
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	4,089	(8,142)
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	(7,185)	4,675

	$(17,729)	$3,108

We exercised two underwriter warrants in 2008 compared to three in 2007. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value or fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased to a loss of $5.2 million in 2008 compared to income of $3.5 million in 2007. In 2008, trading income was negatively affected by difficult conditions in the market, especially the significant downturn in the third and fourth quarters of 2008. Trading income results were positively affected in 2007 by highly favorable results for certain securities that we were holding in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the fair value of the securities in which we make a market.

Other income in both 2008 and 2007 included $100,000 of amortization of deferred revenue related to our clearing firm agreement. In addition, other income in 2007 included $120,000 in insurance recovery related to legal and settlement expense in prior years.

Expenses

Total expenses decreased $4.3 million in 2008 compared to 2007, primarily due to decreases in commissions and salaries, bad debt expense and settlement expense as described in more detail below.

Commissions and salaries decreased $2.4 million in 2008 compared to 2007. The decrease was primarily due to lower commissions earned on lower commission revenue and lower compensation as a result of fewer investment banking transactions. Retail commissions as a percentage of retail sales were comparable between 2008 and 2007.

Bad debt expense is recorded for specific amounts when they are determined by management to be uncollectible. Bad debt expense in 2007 included a $104,000 write-off of a loan to a potential corporate finance client.

Settlement expense of $51,000 in 2008 was related to legal matters that were resolved during 2008. Settlement expense of $0.6 million in 2007 included $0.2 million for a claim that was settled in the fourth quarter of 2007 and $0.2 million for a claim that was settled in the third quarter of 2007. In addition, there was a net $60,000 adjustment for insurance recovery in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and receivables from our clearing organization, offset by payables to our clearing organization. In addition, during the fourth quarter of 2008, we sold certain securities at a loss. The sale of these securities increased our income taxes receivable as we are able to carry back the losses to prior years. We received $0.7 million of the income tax receivable during the first quarter of 2009 and expect to receive approximately $5.6 million in the second quarter of 2009.

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

We believe our cash and receivable from clearing organization and income taxes receivable at December 31, 2008 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from December 31, 2008, which allows us to hold our investment securities for the long-term. Our liquidity could be negatively affected by protracted unfavorable market conditions. As discussed above, the major market indices have declined significantly during 2008.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2008.

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

At December 31, 2008, we owned 14 underwriter warrants from 13 issuers, all but one of which were exercisable. None of the warrants had an exercise price below the December 31, 2008 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in our estimate of their value can be expected in the future.

Cash provided by operating activities totaled $0.8 million in 2008, primarily due to our net loss of $17.1 million being offset by net non-cash expense items of $11.1 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $4.2 million to $5.0 million at December 31, 2008 from $9.2 million at December 31, 2007, primarily due to the results of the activity in our trading and investment accounts, reduced broker commissions, as well as the timing of general corporate expenditures.

Notes and other receivables decreased $1.0 million to $0.6 million at December 31, 2008 from $1.6 million at December 31, 2007, due to repayment of a $1.1 million note from one of our corporate finance clients, partially offset by amounts loaned to other corporate finance clients.

Income taxes receivable, current increased $7.9 million to $6.5 million at December 31, 2008 from a payable of $1.4 million at December 31, 2007, primarily due to realized losses in the current period and our ability to carry back the losses for a refund of taxes paid in previous periods.

Deferred income tax assets increased $3.2 million to $1.4 million at December 31, 2008 from a liability of $1.8 million at December 31, 2007, primarily due to the decrease in the value of our underwriter warrants, as well as unrealized losses on our investment securities.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2007	$16,373
Fair value of warrants received	462
Net unrealized loss on value of warrants	(14,100)
Value of warrants exercised or expired	(1,060)

Balance, December 31, 2008	$1,675

Accounts payable and accrued liabilities decreased $2.5 million to $0.7 million at December 31, 2008 from $3.2 million at December 31, 2007, primarily due to a decrease in amounts payable to certain employees as a result of a decrease in the fair value of stock related to the exercise of underwriter warrants.

Compensation, employee benefits and payroll taxes decreased $1.6 million to $0.5 million at December 31, 2008 from $2.1 million at December 31, 2007, primarily due to the exercise of employee underwriter warrants and the sale of the related stock in December 2007 with no similar event in December 2008.

Deferred revenue of $0.4 million at December 31, 2008 related to amounts received from our clearing firm based on the execution of a five-year agreement and a one-year extension of the agreement, and is being amortized at the rate of $8,333 per month through September 2012.

Underwriter warrants – employee and independent contractor of $0.1 million at December 31, 2008 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During 2008, we repurchased a total of 108,865 shares for $497,000 and, at December 31, 2008, 243,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 19. of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

CONTRACTUAL PAYMENT OBLIGATIONS

Tabular disclosure of contractual payment obligations is not required for Smaller Reporting Companies.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

The information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	—	—	532,000

Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	532,000

(1)	Includes our 1999 Stock Option Plan.

Additional information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Director Independence” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Registered Public Accountants” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 18, 1989 ).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 18, 2007).

10.1	Office Lease renewal for the period from June 1, 1997 to May 31, 2001, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997).

10.2	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).

10.3	Amendment 2 to Office Lease dated as of May 6, 1997.

10.4*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 1999).

10.5	Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).

21	Subsidiaries of Paulson Capital Corp.

23	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009:

PAULSON CAPITAL CORP.
(Registrant)

By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2009.

SIGNATURE	TITLE

/s/ CHESTER L. F. PAULSON	Chairman of the Board, President
Chester L. F. Paulson	and Chief Executive Officer
(Principal Executive Officer)

/s/ KAREN L. JOHANNES	Chief Financial Officer
Karen L. Johannes	(Principal Financial Officer)

/s/ JACQUELINE M. PAULSON	Secretary, Treasurer and Director
Jacqueline M. Paulson

/s/ DENIS R. BURGER	Director
Denis R. Burger

/s/ STEVE H. KLEEMANN	Director
Steve H. Kleemann

/s/ CHARLES L.F. PAULSON	Director
Charles L.F. Paulson

/s/ SHANNON P. PRATT	Director
Shannon P. Pratt

/s/ PAUL F. SHOEN	Director
Paul F. Shoen

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Paulson Capital Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules of Paulson Capital Corp. and Subsidiaries listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of Paulson Capital Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 31, 2009

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Cash	$318,810	$43,619
Receivable from clearing organization	7,469,811	11,702,341
Notes and other receivables	635,027	1,563,530
Income taxes receivable	6,480,699	—
Deferred tax asset	1,409,000	—
Trading and investment securities, at fair value	6,611,097	20,194,914
Underwriter warrants, at fair value	1,675,000	16,373,000
Prepaid and deferred expenses	885,136	939,371
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $881,621 and $862,616	94,991	196,333

Total Assets	$25,579,571	$51,013,108

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$675,491	$3,240,877
Payable to clearing organization	2,490,075	2,463,413
Compensation, employee benefits and payroll taxes	497,791	2,065,972
Securities sold, not yet purchased, at market value	—	36,259
Income taxes payable—current	—	1,369,710
Income taxes payable—long-term	315,000	297,000
Deferred revenue	375,000	375,000
Underwriter warrants—employee and independent contractor, at fair value	124,000	651,000
Deferred income taxes	—	1,821,000

Total Liabilities	4,477,357	12,320,231

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,928,285 and 6,037,150	1,947,280	1,972,319
Retained earnings	19,154,934	36,720,558

Total Shareholders’ Equity	21,102,214	38,692,877

Total Liabilities and Shareholders’ Equity	$25,579,571	$51,013,108

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007
Revenues
Commissions	$14,390,079	$17,007,481
Corporate finance	395,389	6,032,172
Investment income (loss)	(17,728,748)	3,108,278
Trading income (loss)	(5,232,435)	3,535,042
Interest and dividends	52,792	100,430
Other	107,692	257,265

	(8,015,231)	30,040,668

Expenses
Commissions and salaries	13,362,807	15,773,679
Underwriting expenses	428,440	451,601
Rent, telephone and quotation services	1,173,426	1,209,065
Professional fees	807,426	771,894
Bad debt expense	20,727	218,692
Travel and entertainment	252,094	244,285
Advertising and promotion expense	202,098	239,942
Settlement expense	51,300	604,712
Depreciation and amortization	107,206	114,857
Other	1,599,145	2,706,177

	18,004,669	22,334,904

Income (loss) before income taxes	(26,019,900)	7,705,764

Income tax expense (benefit):
Current	(5,696,000)	2,773,000
Deferred	(3,230,000)	151,000

	(8,926,000)	2,924,000

Net income (loss)	$(17,093,900)	$4,781,764

Basic net income (loss) per share	$(2.86)	$0.78

Diluted net income (loss) per share	$(2.86)	$0.78

Shares used in per share calculations:
Basic	5,966,676	6,114,636

Diluted	5,966,676	6,124,490

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Common Stock		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance at December 31, 2006	6,179,011	$1,920,293	$32,855,725	$34,776,018

Effect of adoption of FIN 48 on January 1, 2007	—	—	(90,000)	(90,000)
Stock options exercised and income tax benefit from stock option exercises	22,000	88,710	—	88,710
Redemption of common stock	(163,861)	(36,684)	(826,931)	(863,615)
Net income	—	—	4,781,764	4,781,764

Balance at December 31, 2007	6,037,150	1,972,319	36,720,558	38,692,877

Redemption of common stock	(108,865)	(25,039)	(471,724)	(496,763)
Net loss	—	—	(17,093,900)	(17,093,900)

Balance at December 31, 2008	5,928,285	$1,947,280	$19,154,934	$21,102,214

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(17,093,900)	$4,781,764
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	(462,320)	(4,185,731)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	15,160,320	(6,574,996)
Unrealized depreciation of underwriter warrants—employee and independent contractor	(527,000)	—
Non-cash compensation associated with underwriter warrants	—	688,727
Depreciation and amortization	107,205	114,857
Deferred income taxes	(3,230,000)	162,600
Deferred revenue	—	(100,000)
Bad debt expense	20,727	218,692
Change in assets and liabilities:
Receivable from/payable to clearing organization	4,259,192	(1,489,960)
Notes and other receivables	907,776	(131,220)
Income tax receivable	(6,480,699)	304,695
Trading and investment securities	13,583,817	1,711,553
Prepaid and deferred expenses	54,235	(227,544)
Accounts payable, accrued liabilities and compensation payables	(4,133,567)	3,781,045
Securities sold, not yet purchased	(36,259)	19,015
Income taxes payable—current	(1,369,710)	1,369,710
Income taxes payable—long term	18,000	207,000

Net cash provided by operating activities	777,817	650,207

Cash flows from investing activities:
Additions to furniture and equipment	(5,863)	(39,424)

Net cash used in investing activities	(5,863)	(39,424)

Cash flows from financing activities:
Proceeds from stock option exercise	—	77,110
Payments to retire common stock	(496,763)	(863,615)

Net cash used in financing activities	(496,763)	(786,505)

Increase (decrease) in cash	275,191	(175,722)

Cash:
Beginning of year	43,619	219,341

End of year	$318,810	$43,619

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,260,953	$1,427,736

Supplemental non-cash information:
Deferred tax benefit from stock option exercise	$—	$11,600
Effect of adoption of FIN 48	—	90,000

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Paulson Capital Corp. is a holding company whose wholly-owned subsidiary, Paulson Investment Company, Inc., is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). We provide broker-dealer services in securities on both an agency and a principal basis to our customers who are introduced to RBC Correspondent Services, a division of RBC Capital Markets Corporation (“RBC CS”), our clearing organization, on a fully-disclosed basis. We also act as lead underwriter or participating selling group member for securities offerings. We conduct business throughout the United States.

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

During 2008, Paulson Capital Corp. formed a new 100% owned subsidiary, Paulson Capital Properties, LLC, for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2008, we had not purchased any real estate.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company, Inc. and Paulson Capital Properties, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Securities transactions and related revenue are recorded on a trade date basis. Manager’s fees, underwriter’s fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax deferred revenue is recognized at the time individual tax deferred units are sold. Revenue from the receipt of underwriter warrants is recognized on the date the warrants are received based on the fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

Value of Underwriter Warrants

We are required to estimate the value of all derivative securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate fair value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its fair value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as investment income or loss. When a warrant is exercised, the book value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the book value is adjusted to zero and the decrease is recorded as a loss in the relevant period. In addition, we have recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us when the warrants are exercised and the related stock is sold. We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. See also Notes 4 and 7 and Supplementary Schedule of Warrants Owned.

Fair Value of Marketable Securities

Marketable securities and not readily marketable securities are valued at fair value. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. See also Note 4.

Cash

Cash includes cash on hand and cash on deposit with banks.

Balances maintained within accounts on deposit with banks, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Fair Value of Financial Instruments

Substantially all of our financial instruments are carried at fair value or amounts that approximate fair value. The carrying amounts reflected in the financial statements for cash, receivables and payables approximate their respective fair values due to the short-term nature of these items. The fair values of securities owned and securities sold, not yet purchased are equal to the carrying value. Changes in the fair value of these securities are reflected currently in our results of operations. Other than those separately disclosed in the Notes to Consolidated Financial Statements, our remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

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

Advertising

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2008 and 2007 totaled $202,000 and $131,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We utilize the Black-Scholes option pricing model for determining the fair value of awards.

Comprehensive Income

We had no comprehensive income items; accordingly, net income and comprehensive income are the same.

NOTE 2—RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

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

NOTE 3—NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following (in thousands):

	December 31,
	2008	2007
Officers	$68	$77
Employees	43	38
Independent brokers	72	38
Other	452	1,411

	$635	$1,564

Employee and independent broker receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to our employees and registered representatives. Other receivables are primarily related to advances to underwriting clients, as well as to commissions receivable and amounts receivable from insurance companies as reimbursement for insured losses. An allowance is recorded for specific amounts when they are determined by management to be uncollectible. For the years ended December 31, 2008 and 2007, receivables of $21,000 and $219,000, respectively, were determined by management to be uncollectible and written off to bad debt expense.

NOTE 4—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	December 31, 2008
	Fair Value	Input Level
Trading securities	$4,028	Level 1
Investment securities, marketable	307	Level 1
Investment securities, not readily marketable	2,276	Level 3
Underwriter warrants	1,675	Level 3
Underwriter warrants—employee and independent contractor	(124)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2007	$16,373	$(651)	$1,946
Fair value of warrants received, included as a component of corporate finance revenue	462	—	—
Net unrealized gain (loss), included as a component of investment income (loss)	(14,100)	483	330
Value of warrants exercised and expired, included as a component of investment income (loss)	(1,060)	44	—

Balance, December 31, 2008	$1,675	$(124)	$2,276

Valuation of Trading Securities and Marketable Investment Securities

The fair value of our trading and our marketable investment securities is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price.

Valuation of Not Readily Marketable Investment Securities

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

NOTE 5—TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED

Trading securities and securities sold, not yet purchased, represent the fair value of securities held long and short by us. The categories of trading securities and their related fair values were as follows (in thousands):

	December 31, 2008		December 31, 2007
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
Corporate equities	$3,488	$—	$9,809	$36
State and municipal obligations	—	—	83	—
Corporate options/warrants	540	—	2,145	—

	$4,028	$—	$12,037	$36

As a securities broker-dealer, we are engaged in various securities trading and brokerage activities as principal. In the normal course of business, we sometimes sell securities that we do not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded on our balance sheet at the fair value of the related securities and will result in a trading loss on the securities if the fair value increases and a trading gain if the fair value decreases between the balance sheet date and the purchase date.

NOTE 6—INVESTMENT SECURITIES

Investment securities which are readily marketable are stated at fair value with unrealized gains and losses included currently in earnings as a component of investment income (loss) on our consolidated statements of operations.

Included in investment securities are also certain securities which are not readily marketable. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to us. Securities that are not readily marketable are stated at fair value with unrealized gains and losses included currently in earnings as a component of investment income (loss) on our consolidated statements of operations.

The cost basis related to our investment security portfolio was $8.6 million and $17.2 million as of December 31, 2008 and 2007, respectively.

The fair value of our investment securities was as follows (in thousands):

	December 31,
	2008	2007
Corporate equities	$2,505	$7,905
Corporate options/warrants	78	253

	$2,583	$8,158

Realized gains (losses) related to our investment securities included in the determination of net earnings was $(10.6) million and $0.5 million, respectively, in 2008 and 2007.

NOTE 7—UNDERWRITER WARRANTS

The fair value of underwriter warrants is determined by management using the Black-Scholes option-pricing model (see Notes 1 and 4). The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which we cannot exercise the warrants. Underwriter warrant activity was as follows (in thousands):

Fair value at December 31, 2006	$5,650
Fair value of warrants received, net of employee compensation	3,497
Employee and independent contractor warrant obligation	651
Net unrealized gain in value of warrants	7,660
Value of warrants exercised	(1,085)

Fair value at December 31, 2007	16,373
Fair value of warrants received	462
Net unrealized loss in value of warrants	(14,100)
Value of warrants exercised or expired	(1,060)

Fair value at December 31, 2008	$1,675

The fair value of the underwriter warrants received is reflected currently in earnings as a component of corporate finance income. The unrealized appreciation (depreciation) in the fair value of underwriter warrants is reflected currently in earnings as a component of investment income (loss). The gain recognized from the exercise of underwriter warrants and the sale of the related stock is reflected currently in earnings as a component of investment income (loss).

As a result of a change in regulations regarding deferred compensation under Section 409A of the Internal Revenue Code, underwriter warrants received after January 1, 2005 and held by employees and independent contractors are considered non-qualified deferred compensation. On October 17, 2007, in order to avoid adverse tax consequences, all affected employees and independent contractors waived their rights to their underwriter warrants in return for payment of their pro rata share of the gain when we exercise the warrants and sell the corresponding stock. The fair value of such underwriter warrants was $0.1 million and $0.7 million, respectively, at December 31, 2008 and 2007 and was included as a liability on our consolidated balance sheet. Previously, the fair value of underwriter warrants given to employees and independent contractors was recognized currently as a component of compensation expense. With respect to future underwriter warrants, we have no obligation to share any portion of the proceeds with any employee or independent contractor.

NOTE 8—FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2008	2007
Office equipment	$846	$930
Leasehold improvements	131	129

	977	1,059
Less accumulated depreciation	(882)	(863)

	$95	$196

NOTE 9—INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007
Current tax expense (benefit):
Federal	$(5,536)	$2,480
State and local	(160)	293

	(5,696)	2,773
Deferred tax expense (benefit):
Federal	(2,938)	134
State and local	(292)	17

	(3,230)	151

	$(8,926)	$2,924

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007
Income tax (benefit) at statutory federal tax rate	$(8,847)	$2,620
State and local taxes, net of federal benefit	(867)	353
Change in valuation allowance on net deferred tax asset	709	(1)
Other, net	79	(48)

	$(8,926)	$2,924

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued expenses	$20	$139
Fixed asset depreciation	46	24
Deferred revenue	140	144
Unrealized depreciation on securities	1,667	—
State net operating loss carryforwards and credits	226	60
State net capital loss carryforwards	212	—
Charitable contribution carryforwards and other	20	—

	2,331	367
Valuation allowance	(769)	(60)

	1,562	307

Unrealized appreciation on securities	—	(1,974)
Prepaid expense	(153)	(154)

	(153)	(2,128)

	$1,409	$(1,821)

We recorded an increase (decrease) to our valuation allowance for 2008 and 2007 in the amount of $709,000 and $(1,000), respectively, based upon management’s assessment that it is more likely than not that a portion of the net deferred tax asset related to certain state net operating loss carryforwards will not be fully realized. Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods based upon its assessment.

State net operating loss carryforwards of approximately $5.3 million at December 31, 2008 expire from 2009 through 2028. State net capital loss carryforwards of approximately $4.3 million at December 31, 2008 expire if not utilized by December 31, 2013.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$174
Additions for tax positions taken in prior years	18
Additions for tax positions taken in the current year	80

Balance at December 31, 2007	272
Additions for tax positions taken in prior years	—
Additions for tax positions taken in the current year	—

Balance at December 31, 2008	$272

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were $43,000 and $25,000 at December 31, 2008 and 2007, respectively. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, were 2005 through 2008. An IRS examination for the 2004 and 2005 tax years was completed during the second quarter of 2007 resulting in a benefit, including interest, of $154,000 that was received in July 2007.

NOTE 10—STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. At December 31, 2008, 532,000 options were available for grant and reserved for issuance related to the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options. Activity under the Plan in 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2007	95,000	$4.20
Granted	—	—
Exercised	—	—
Expired	(95,000)	4.20

Outstanding at December 31, 2008	—	—

As of December 31, 2008, there was no unrecognized stock-based compensation.

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

Our options are fully vested upon the date of grant. Accordingly, we recognize the related stock-based compensation expense at that time. There were no stock options granted during 2008 or 2007. Therefore, we did not have any stock-based compensation expense in either year. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation plan was as follows (in thousands):

	Year Ended December 31,
	2008	2007
Total intrinsic value of share options exercised	$—	$30
Cash received from options exercised	—	77
Tax deduction realized related to stock options exercised	—	30

NOTE 11—EARNINGS PER SHARE

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Year Ended December 31,
	2008	2007
Shares used for basic net income (loss) per share	5,966,676	6,114,636
Effect of dilutive stock options	—	9,854

Shares used for diluted net income (loss) per share	5,966,676	6,124,490

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	—	—

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

We lease office space under the terms of various non-cancellable operating leases. The future minimum payments for each of the next five years and thereafter required for leases were as follows at December 31, 2008 (in thousands):

Year Ending December 31,
2009	$582
2010	556
2011	88
2012	—
2013	—
Thereafter	—

$1,226

The leases are accounted for on a straight-line basis and provide for payment of taxes and other expenses by us. Rent expense for the years ended December 31, 2008 and 2007 was approximately $544,000 and $553,000, respectively.

Legal

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” The ultimate resolution may differ materially from the amounts provided. For the years ended December 31, 2008 and 2007, the recording of legal losses did not have a material impact on our results of operations.

Underwriter Commitments

In the normal course of business, we enter into underwriting commitments. Settlement of the transactions relating to such underwriting commitments, which were open at December 31, 2008, had no material effect on our consolidated financial statements.

NOTE 13—EMPLOYEE BENEFIT PLANS

Retirement benefits for our employees who have completed certain service requirements are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 2008 and 2007 were approximately $66,000 and $198,000, respectively.

NOTE 14—NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2008, we had net capital of $5.1 million, which was $5.0 million in excess of our required net capital of $0.1 million. Our net capital ratio was 0.33 to 1 at December 31, 2008. The minimum requirements may effectively restrict the payment of cash dividends.

NOTE 15—SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During 2008, we repurchased a total of 108,865 shares for $497,000 and, at December 31, 2008, 243,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

NOTE 16—CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities include investments in the common stock of the following companies, which represent more than 10% of trading and investment securities at December 31, 2008 and 2007 (dollars in thousands):

As of December 31, 2008: Company	Investment at Fair Value	Percentage of Total
Ascent Solar Technologies, Inc.	$1,766	26.7%
Shiftwise	1,300	19.7%
The Quantum Group, Inc.	761	11.5%

	$3,827	57.9%

As of December 31, 2007: Company	Investment at Fair Value	Percentage of Total
The Quantum Group, Inc.	$3,330	16.5%
Converted Organics, Inc.	3,133	15.5%
Ascent Solar Technologies, Inc.	2,610	12.9%
Charles & Colvard, Ltd.	2,189	10.8%

	$11,262	55.7%

In 2008 and 2007, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

NOTE 17—RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, we paid approximately $90,000 and $100,000, respectively, of legal costs on behalf of our officers and employees.

NOTE 18—OTHER INCOME

Other income in 2008 included $100,000 in amortization of deferred revenue related to our clearing firm agreement.

Other income in 2007 included $120,000 in insurance recovery related to legal and settlement expense in prior years and $100,000 in amortization of deferred revenue related to our clearing firm agreement.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.

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

NOTE 20—SUBSEQUENT EVENT

Conversion of Note Receivable to Equity

In February 2009, our $0.4 million note receivable from Shiftwise was converted to 966,598 shares of Series A2 Preferred Stock of Shiftwise, which, when added to our previously existing shares, resulted in a total of 3,456,598 shares.

Paulson Capital Corp. and Subsidiaries

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2008

Description	Number of Warrants	Warrants Obligated to Employees Included in Total	Date Exercisable	Exercise Price per Warrant	Expiration Date
American Mold Guard (units)	111,000	24,976	04/26/07	$15.60	04/26/11
Ascent Solar Technologies (units)	112,500	—	07/10/07	6.60	07/10/11
Converted Organics, Inc. (units)	131,219	18,224	02/13/08	6.60	02/13/12
Healthy Fast Foods (units)	100,000	—	03/19/09	6.12	03/19/13
ICOP Digital (units)	99,150	23,400	01/04/06	9.90	07/08/10
ICOP Digital (common and warrant)	65,000	47,125	01/08/06	5.92	07/08/10
INX (formerly known as I-Sector Corp.) (units)	29,653	—	05/07/05	19.92	05/07/09
GigOptix, Inc. (formerly Lumera Corporation)	43,260	—	07/23/05	66.72	07/22/09
Milestone Scientific (units)	99,857	—	02/17/05	7.82	02/16/09
Nuvim (units)	243,000	58,050	12/18/05	1.20	06/20/10
The Quantum Group (units)	84,000	—	12/12/08	13.20	12/12/12
Universal Guardian (units)	261,668	165,868	06/20/06	1.50	06/19/11
Vaughan Foods (units)	191,275	43,038	06/27/08	7.80	06/27/12
XELR8 Holdings, Inc.	5,500	2,750	03/27/08	1.50	03/27/12

SCHEDULE II

Paulson Capital Corp. and Subsidiaries

Valuation and Qualifying Accounts

For the Two Years in the Period Ended December 31, 2008

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period
Year Ended December 31, 2007:

Allowance for uncollectible accounts	$—	$218,692	$—	$(218,692)	$—

Year Ended December 31, 2008:

Allowance for uncollectible accounts	$—	$20,727	$—	$(20,727)	$—

(a)	Charges to the account included in this column are for the purpose for which the reserve was created.