Form 10-Q
period 2009-03-31
PAULSON CAPITAL CORP
filed 2009-05-15
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,928,285
(Class)	(Outstanding at May 15, 2009)

PAULSON CAPITAL CORP. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
Assets
Cash	$237,450	$318,810
Receivable from clearing organization	6,931,054	7,469,811
Notes and other receivables	834,748	635,027
Income taxes receivable	5,962,522	6,480,699
Deferred tax asset	1,409,000	1,409,000
Trading and investment securities, at fair value	7,608,819	6,611,097
Underwriter warrants, at fair value	1,056,000	1,675,000
Prepaid and deferred expenses	675,957	885,136
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $900,234 and $881,621	77,144	94,991

Total Assets	$24,792,694	$25,579,571

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$736,036	$675,491
Payable to clearing organization	2,507,398	2,490,075
Compensation, employee benefits and payroll taxes	561,161	497,791
Securities sold, not yet purchased, at fair value	8,640	—
Income taxes payable - long-term	319,000	315,000
Deferred revenue	350,000	375,000
Underwriter warrants—employee and independent contractor, at fair value	30,000	124,000

Total Liabilities	4,512,235	4,477,357
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,928,285 and 5,928,285	1,947,280	1,947,280
Retained earnings	18,333,179	19,154,934

Total Shareholders’ Equity	20,280,459	21,102,214

Total Liabilities and Shareholders’ Equity	$24,792,694	$25,579,571

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues
Commissions	$2,699,037	$4,455,829
Corporate finance	4,634	395,389
Investment loss	(426,876)	(7,037,585)
Trading income	393,621	4,322,435
Interest and dividends	40,103	14,621
Other	25,250	25,225

	2,735,769	2,175,914
Expenses
Commissions and salaries	2,686,269	4,339,564
Underwriting expenses	11,653	145,597
Rent, telephone and quotation services	302,476	286,724
Professional fees	269,958	260,139
Bad debt expense	1,592	2,937
Travel and entertainment	29,361	32,210
Advertising and promotion expense	42,101	58,196
Settlement expense	95,000	16,500
Depreciation and amortization	19,059	29,068
Other	261,051	380,793

	3,718,520	5,551,728

Loss before income taxes	(982,751)	(3,375,814)
Income tax expense (benefit):
Current	(160,996)	1,681,603
Deferred	—	(2,925,603)

	(160,996)	(1,244,000)

Net loss	$(821,755)	$(2,131,814)

Basic and diluted net loss per share	$(0.14)	$(0.35)

Shares used in per share calculations:
Basic and Diluted	5,928,285	6,018,908

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(821,755)	$(2,131,814)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	—	(462,320)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	619,000	6,854,320
Unrealized depreciation of underwriter warrants - employee and independent contractor	(94,000)	(91,000)
Depreciation and amortization	19,059	29,068
Deferred income taxes	—	(2,925,603)
Deferred revenue	(25,000)	(25,000)
Loss on asset disposition	134	—
Change in assets and liabilities:
Receivable from/payable to clearing organization	556,080	(5,132,185)
Notes and other receivables	(199,721)	1,013,625
Income taxes receivable	518,177	—
Trading and investment securities	(997,722)	4,230,587
Prepaid and deferred expenses	209,179	309,250
Accounts payable, accrued liabilities and compensation payables	123,915	(1,559,020)
Securities sold, not yet purchased	8,640	(149)
Income taxes payable - current	—	195,115
Income taxes payable - long-term	4,000	5,000

Net cash provided by (used in) operating activities	(80,014)	309,874
Cash flows from investing activities:
Additions to furniture and equipment	(1,346)	(1,522)

Net cash used in investing activities	(1,346)	(1,522)
Cash flows from financing activities:
Payments to retire common stock	—	(156,205)

Net cash used in financing activities	—	(156,205)

Increase (decrease) in cash and cash equivalents	(81,360)	152,147
Cash and cash equivalents:
Beginning of period	318,810	43,619

End of period	$237,450	$195,766

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$683,174	$(1,481,483)

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of March 31, 2009 and December 31, 2008 and for the three-month periods ended March 31, 2009 and 2008 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

The number of shares used for our basic net loss per share and diluted net loss per share was the same for both periods presented. For the three-month period ended March 31, 2009, we did not have any common stock equivalents outstanding and, for the three-month period ended March 31, 2008, we were in a loss position and, accordingly, the 95,000 stock options outstanding during that period would have been antidilutive.

Note 3. Unrecognized Tax Benefits and Deferred Taxes

During the three-month periods ended March 31, 2009 and 2008, accrued interest on unrecognized tax benefits increased $4,000 and $5,000, respectively, as a result of tax positions taken in prior periods.

During the first quarter of 2009, we increased our valuation allowance against our deferred tax assets by $0.2 million to fully reserve against deferred tax assets generated during the quarter related to our net loss. At this time, management does not believe that it is more likely than not that these deferred tax assets will be realized. At March 31, 2009, our valuation allowance totaled $1.0 million and our net deferred tax assets totaled $1.4 million.

Note 4. Fair Value Measurements

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our non-financial assets and liabilities, which did not have any effect on our financial condition, results of operations or cash flows.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	March 31, 2009
	Fair Value	Input Level
Trading securities	$4,529	Level 1
Investment securities, marketable	301	Level 1
Investment securities, not readily marketable	2,779	Level 3
Underwriter warrants	1,056	Level 3
Underwriter warrants – employee and independent contractor	(30)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2008	$1,675	$(124)	$2,276
Net unrealized gain (loss), included as a component of investment income (loss)	(619)	94	—
Note receivable converted to equity	—	—	503

Balance, March 31, 2009	$1,056	$(30)	$2,779

Note 5. Conversion of Note Receivable to Equity

In February 2009, our $0.4 million note receivable from Shiftwise was converted to 966,598 shares of Series A2 Preferred Stock of Shiftwise with a value of $0.5 million. When added to our previously existing shares, this resulted in our ownership of a total of 3,466,598 shares of Shiftwise Series A2 Preferred Stock.

Note 6. New Accounting Pronouncements

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP only pertains to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

FSP No. FAS 157-4

In April 2009, the FASB issued FSP No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This FSP is effective for interim and annual reporting periods ending after June 15, 2009. While we are still analyzing the effects of adopting this FSP and given that it pertains primarily to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

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

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. We adopted SFAS No. 161 effective January 1, 2009. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 did not have any effect on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility, often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

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

•

We are subject to an increased risk of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, investors or regulatory agencies, among others, seeking damages for mistakes, errors, negligence or acts of fraud by our employees.

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

In addition, our wholly-owned subsidiary Paulson Capital Properties, LLC was established for the purpose of purchasing, improving and remarketing undervalued real estate. Through March 31, 2009, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined as volatility in the U.S. economy continues. According to Renaissance Capital LLC, during the first quarter of 2009, there was one U.S. IPO with gross proceeds totaling $0.7 billion. During 2008, 43 companies completed IPOs in the U.S., with proceeds totaling $28 billion. This compares to 272 IPOs in 2007, with proceeds totaling $59.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in 2008 raised $10 billion. 2008 was the slowest year for U.S. IPOs since 1978. The low demand for IPOs was also evidenced by the 101 companies that filed to withdraw proposed offerings with the SEC, almost double the 51 that did so in 2007. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009.

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

The following table sets forth the changes in our operating results in the first quarter of 2009 compared to the first quarter of 2008 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenues:
Commissions	$2,699	$4,456	$(1,757)	(39.4)%
Corporate finance	5	395	(390)	(98.7)
Investment loss	(427)	(7,037)	6,610	93.9
Trading income	394	4,322	(3,928)	(90.9)
Interest and dividends	40	15	25	166.7
Other	25	25	—	—

Total revenues	2,736	2,176	560	25.7
Expenses:
Commissions and salaries	2,686	4,340	(1,654)	(38.1)
Underwriting expenses	12	146	(134)	(91.8)
Rent, telephone and quotation services	303	287	16	5.6
Professional fees	270	260	10	3.8
Bad debt expense	2	3	(1)	(33.3)
Travel and entertainment	29	32	(3)	(9.4)
Advertising and promotion	42	58	(16)	(27.6)
Settlement expense	95	16	79	493.8
Depreciation and amortization	19	29	(10)	(34.5)
Other	261	381	(120)	(31.5)

Total expenses	3,719	5,552	(1,833)	(33.0)

Loss before income taxes	$(983)	$(3,376)	$2,393	70.9

Revenues

The global economic turmoil continued in the first quarter of 2009 and had a negative impact on our results of operations. For the period from December 31, 2008 to March 31, 2009, the Dow Jones Industrial average and the NASDAQ composite indices decreased 13.3% and 3.1%, respectively.

Commissions decreased 39.4% in the first quarter of 2009 compared to the first quarter of 2008, primarily due to continuing poor market conditions. We had 93 registered representatives at March 31, 2009 compared to 96 at December 31, 2008.

Corporate finance income in the first quarter of 2009 included revenue related to our participation in a closed-end mutual fund.

Corporate finance income in the first quarter of 2008 included underwriting discounts earned from an initial public offering in which we raised $5.1 million for Healthy Fast Foods, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Investment loss included the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net unrealized appreciation (depreciation) related to underwriter warrants	$(619)	$(6,854)
Net unrealized depreciation of underwriter warrants – employee and independent contractor	94	91
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	973	(1,339)
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	(21)	1,065

	$(427)	$(7,037)

We did not exercise any underwriter warrants in the first quarter of 2009 compared to two in the first quarter of 2008. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased $3.9 million to $0.4 million in the first quarter of 2009 compared to $4.3 million in the first quarter of 2008. In the first quarter of 2008, trading income was positively affected by highly favorable results for certain securities that we were holding in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the fair value of the securities in which we make a market.

Expenses

Total expenses decreased $1.8 million in the first quarter of 2009 compared to the first quarter of 2008 as described in more detail below.

Commissions and salaries decreased $1.7 million in the first quarter of 2009 compared to the first quarter of 2008. The decrease was primarily due to lower commissions earned on lower commission revenue and lower compensation as a result of no investment banking transactions during the first quarter of 2009. Retail commissions as a percentage of retail sales was comparable period over period.

Underwriting expenses decreased $135,000 in the first quarter of 2009 compared to the first quarter of 2008 as a result of no investment banking transactions during the first quarter of 2009 compared to one in the first quarter of 2008.

Settlement expense of $95,000 in the first quarter of 2009 was related to an accrual for a legal matter that was settled in the second quarter of 2009. Settlement expense of $16,000 in the first quarter of 2008 was related to a legal matter that was resolved during the period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and receivables from our clearing organization, offset by payables to our clearing organization. In addition, during the fourth quarter of 2008, we sold certain securities at a loss. The sale of these securities increased our income taxes receivable as we are able to carry back the losses to prior years. We received $0.7 million of the income tax receivable during the first quarter of 2009 and $5.6 million in the second quarter of 2009.

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

We believe our cash and receivable from clearing organization and income taxes receivable at March 31, 2009 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from March 31, 2009, which allows us to hold our investment securities for the long-term. Our liquidity could be negatively affected by protracted unfavorable market conditions. The major market indices declined significantly during 2008 and this decline continued in the first quarter of 2009.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2009.

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

At March 31, 2009, we owned 14 underwriter warrants from 13 issuers, all of which were exercisable. None of the warrants had an exercise price below the March 31, 2009 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used in operating activities totaled $0.1 million in the first quarter of 2009, primarily due to our net loss of $0.8 million being offset by net non-cash expense items of $0.5 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $0.6 million to $4.4 million at March 31, 2009 from $5.0 million at December 31, 2008, primarily due to the results of the activity in our trading and investment accounts, reduced broker commissions, as well as the timing of general corporate expenditures.

Notes and other receivables increased $0.2 million to $0.8 million at March 31, 2009 from $0.6 million at December 31, 2008, primarily due to additional amounts loaned to a corporate finance client, offset by the conversion of a $0.4 million note receivable to equity.

Income taxes receivable, current decreased $0.5 million to $6.0 million at March 31, 2009 from $6.5 million at December 31, 2008, primarily due to refunds received.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2008	$1,675
Net unrealized loss on value of warrants	(619)

Balance, March 31, 2009	$1,056

Deferred revenue of $0.4 million at March 31, 2009 related to amounts received from our clearing firm based on the execution of a five-year agreement and a one-year extension of the agreement, and is being amortized at the rate of $8,333 per month through September 2012.

Underwriter warrants – employee and independent contractor of $30,000 at March 31, 2009 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our

Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. No shares were repurchased during the first quarter of 2009 and, at March 31, 2009, 243,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

Date: May 15, 2009	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson President and Chief Executive Officer Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes Chief Financial Officer Principal Financial Officer