Form 10-Q
period 2009-06-30
PAULSON CAPITAL CORP
filed 2009-08-12
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,880,285
(Class)	(Outstanding at August 10, 2009)

PAULSON CAPITAL CORP. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
Assets
Cash	$263,270	$318,810
Receivable from clearing organization	11,737,867	7,469,811
Notes and other receivables	1,563,536	635,027
Income taxes receivable	77,410	6,480,699
Deferred tax asset	1,184,000	1,409,000
Trading and investment securities, at fair value	8,860,172	6,611,097
Underwriter warrants, at fair value	2,279,000	1,675,000
Prepaid and deferred expenses	474,097	885,136
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $907,706 and $881,621	62,844	94,991

Total Assets	$26,502,196	$25,579,571

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$768,919	$675,491
Payable to clearing organization	2,034,391	2,490,075
Compensation, employee benefits and payroll taxes	920,019	497,791
Securities sold, not yet purchased, at fair value	6,935	—
Income taxes payable-long-term	323,000	315,000
Deferred revenue	325,000	375,000
Underwriter warrants – employee and independent contractor, at fair value	23,000	124,000

Total Liabilities	4,401,264	4,477,357

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,880,285 and 5,928,285	1,936,240	1,947,280
Retained earnings	20,164,692	19,154,934

Total Shareholders’ Equity	22,100,932	21,102,214

Total Liabilities and Shareholders’ Equity	$26,502,196	$25,579,571

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Commissions	$3,516,719	$3,556,903	$6,215,756	$8,012,732
Corporate finance	482,876	—	487,510	395,389
Investment income (loss)	1,008,033	(5,036,636)	581,157	(12,074,221)
Trading income (loss)	1,513,821	(1,770,393)	1,907,442	2,552,042
Interest and dividends	60,476	12,850	100,579	27,471
Other	25,076	31,671	50,326	56,896

	6,607,001	(3,205,605)	9,342,770	(1,029,691)

Expenses
Commissions and salaries	3,277,576	3,188,836	5,963,845	7,528,400
Underwriting expenses	113,976	168,409	125,629	314,006
Rent, telephone and quotation services	291,139	301,893	593,615	588,617
Professional fees	145,088	213,419	415,046	473,558
Travel and entertainment	21,344	169,017	50,705	201,227
Advertising and promotion expense	35,349	56,390	77,450	114,586
Settlement expense	66,016	15,500	161,016	32,000
Depreciation and amortization	15,434	28,116	34,493	57,184
Other	249,480	396,623	512,123	780,353

	4,215,402	4,538,203	7,933,922	10,089,931

Income (loss) before income taxes	2,391,599	(7,743,808)	1,408,848	(11,119,622)

Income tax expense (benefit):
Current	302,926	(1,156,805)	141,930	524,798
Deferred	225,000	(1,760,195)	225,000	(4,685,798)

	527,926	(2,917,000)	366,930	(4,161,000)

Net income (loss)	$1,863,673	$(4,826,808)	$1,041,918	$(6,958,622)

Basic net income (loss) per share	$0.31	$(0.81)	$0.18	$(1.16)

Diluted net income (loss) per share	$0.31	$(0.81)	$0.18	$(1.16)

Shares used in per share calculations:
Basic	5,920,373	5,966,051	5,924,307	5,992,480

Diluted	5,920,373	5,966,051	5,924,307	5,992,480

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,041,918	$(6,958,622)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	(217,000)	(462,320)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(387,000)	11,607,320
Unrealized depreciation of underwriter warrants – employee and independent contractor	(101,000)	(443,000)
Depreciation and amortization	34,493	57,184
Deferred income taxes	225,000	(4,685,798)
Deferred revenue	(50,000)	(50,000)
Loss on asset disposition	134	—
Change in assets and liabilities:
Receivables from/payable to clearing organization	(4,723,740)	1,520,384
Notes and other receivables	(928,509)	853,729
Income taxes receivable	6,403,289	(269,623)
Trading and investment securities	(2,249,075)	3,361,369
Prepaid and deferred expenses	411,039	586,246
Accounts payable, accrued liabilities and compensation payables	515,656	(3,256,562)
Securities sold, not yet purchased	6,935	(36,259)
Income taxes payable – current	—	(1,369,710)
Income taxes payable – long-term	8,000	10,000

Net cash provided by (used in) operating activities	(9,860)	464,338

Cash flows from investing activities:
Additions to furniture and equipment	(2,480)	(2,516)

Net cash used in investing activities	(2,480)	(2,516)

Cash flows from financing activities:
Payments to retire common stock	(43,200)	(482,205)

Net cash used in financing activities	(43,200)	(482,205)

Decrease in cash	(55,540)	(20,383)

Cash:
Beginning of period	318,810	43,619

End of period	$263,270	$23,236

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$6,269,359	$(2,154,131)

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of June 30, 2009 and December 31, 2008 and for the three and six-month periods ended June 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

The number of shares used for our basic net income (loss) per share and diluted net income (loss) per share was the same for all periods presented. For the three and six-month periods ended June 30, 2009, we did not have any common stock equivalents outstanding. For the three and six-month periods ended June 30, 2008, we were in a loss position and, accordingly, the 95,000 stock options outstanding during those periods would have been antidilutive.

Note 3. Unrecognized Tax Benefits and Deferred Taxes

During the three and six-month periods ended June 30, 2009, accrued interest on unrecognized tax benefits increased $4,000 and $8,000, respectively, as a result of tax positions taken in prior periods. During the three and six-month periods ended June 30, 2008, accrued interest on unrecognized tax benefits increased $5,000 and $10,000, respectively, as a result of tax positions taken in prior periods.

During the three and six-month periods ended June 30, 2009, our valuation allowance against our deferred tax assets increased by $0.2 million and decreased by $0.2 million, respectively. At this time, management does not believe that it is more likely than not that these deferred tax assets will be realized. At June 30, 2009, our valuation allowance totaled $0.5 million and our net deferred tax assets totaled $1.2 million.

Deferred tax assets relating to unrealized capital losses totaled $1.2 million at June 30, 2009. The realization of these deferred tax assets is almost entirely dependent on our ability to trigger such losses and obtain refunds from carryback years. Accordingly, if such losses are not triggered by December 31, 2009, then a significant portion of these deferred tax assets may need to be subjected to a valuation allowance and additional tax expense would be incurred.

Additionally, the corollary tax benefits recorded within our reserve for uncertain tax positions is dependent upon our ability to obtain refunds from carryback years. If the liabilities associated with the uncertain tax positions are not incurred in the year ended December 31, 2009, and if we are unable to generate a sufficient amount of taxable income for the year ended December 31, 2009, then the corollary income tax benefits associated with the reserve for uncertain tax positions may require a valuation allowance against such assets and additional tax expense would be incurred.

Note 4. Fair Value Measurements

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our non-financial assets and liabilities, which did not have any effect on our financial condition, results of operations or cash flows.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	June 30, 2009
	Fair Value	Input Level
Trading securities	$5,805	Level 1
Trading securities sold, not yet purchased	(7)	Level 1
Investment securities, marketable	370	Level 1
Investment securities, not readily marketable	2,685	Level 3
Underwriter warrants	2,279	Level 3
Underwriter warrants – employee and independent contractor	(23)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2008	$1,675	$(124)	$2,276
Fair value of underwriter warrants received	217	—	—
Net unrealized gain (loss), included as a component of investment income (loss)	394	101	(94)
Underwriter warrants exercised or expired	(7)	—	—
Note receivable converted to equity	—	—	503

Balance, June 30, 2009	$2,279	$(23)	$2,685

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

Valuation of Underwriter Warrants

We estimate the fair value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

Note 7. New Accounting Pronouncements

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not have any entities that fall under the guidance of SFAS No. 167 and, accordingly, the adoption of SFAS No. 167 will not have any effect on our financial position, results of operations or cash flows.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 also amends certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of SFAS No. 166, we do not believe that the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of this FSP effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

FSP No. FAS 157-4

In April 2009, the FASB issued FSP No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of this FSP effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows. See Note 4 for the disclosure requirements related to this FSP.

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

Note 8. Subsequent Events

We have considered all events that have occurred subsequent to June 30, 2009 and through August 12, 2009, the date the financial statements as of and for the periods ended June 30, 2009 were available to be issued.

Stock Option Grants

On July 1, 2009, we granted options exercisable for a total of 487,500 shares of our common stock with an exercise price of $1.13 per share, which was equal to the closing price of our common stock on that day. The fair value of the stock options will be determined using the Black-Scholes valuation method. The options are immediately exercisable and, accordingly, the fair value will be recognized as a component of commissions and salaries in the third quarter of 2009.

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

•	As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.

•	Our directors control approximately 60% of our common stock and may have interests differing from those of other stockholders.

OVERVIEW

Substantially all of our business consists of the securities brokerage and corporate finance activities of our wholly-owned subsidiary, Paulson Investment Company, Inc., which has operations in four principal categories, all of them in the financial services industry. These categories are:

•	securities brokerage activities from which we earn commission revenues;

•	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;

•	securities trading from which we record profit or loss, depending on trading results; and

•	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio.

In addition, our wholly-owned subsidiary Paulson Capital Properties, LLC was established in 2008 for the purpose of purchasing, improving and remarketing undervalued real estate. Through June 30, 2009, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined as volatility in the U.S. economy continues. According to Renaissance Capital LLC, during the first six months of 2009, there were 14 U.S. IPOs with gross proceeds totaling $2.4 billion. During 2008, 43 companies completed IPOs in the U.S., with proceeds totaling $28 billion. This compares to 272 IPOs in 2007, with proceeds totaling $59.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in 2008 raised $10 billion. 2008 was the slowest year for U.S. IPOs since 1978. The low demand for IPOs in 2008 was also evidenced by the 101 companies that filed with the SEC to withdraw proposed offerings, almost double the 51 that did so in 2007. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

The following tables set forth the changes in our operating results in the three and six-month periods ended June 30, 2009 compared to the three and six-month periods ended June 30, 2008 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenues:
Commissions	$3,517	$3,557	$(40)	(1.1)%
Corporate finance	483	—	483	*
Investment income (loss)	1,008	(5,037)	6,045	*
Trading income (loss)	1,514	(1,770)	3,284	*
Interest and dividends	60	13	47	361.5
Other	25	31	(6)	(19.4)

Total revenues	6,607	(3,206)	9,813	*
Expenses:
Commissions and salaries	3,278	3,189	89	2.8
Underwriting expenses	114	168	(54)	(32.1)
Rent, telephone and quotation services	291	302	(11)	(3.6)
Professional fees	145	214	(69)	(32.2)
Travel and entertainment	21	169	(148)	(87.6)
Advertising and promotion	35	56	(21)	(37.5)
Settlement expense	66	16	50	312.5
Depreciation and amortization	15	28	(13)	(46.4)
Other	250	396	(146)	(36.9)

Total expenses	4,215	4,538	(323)	(7.1)

Income (loss) before income taxes	$2,392	$(7,744)	$10,136	* %

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenues:
Commissions	$6,216	$8,013	$(1,797)	(22.4)%
Corporate finance	488	395	93	23.5
Investment income (loss)	581	(12,074)	12,655	*
Trading income	1,907	2,552	(645)	(25.3)
Interest and dividends	101	27	74	274.1
Other	50	57	(7)	(12.3)

Total revenues	9,343	(1,030)	10,373	*
Expenses:
Commissions and salaries	5,964	7,528	(1,564)	(20.8)
Underwriting expenses	126	314	(188)	(59.9)
Rent, telephone and quotation services	594	589	5	0.8
Professional fees	415	474	(59)	(12.4)
Travel and entertainment	51	201	(150)	(74.6)
Advertising and promotion	77	115	(38)	(33.0)
Settlement expense	161	32	129	403.1
Depreciation and amortization	34	57	(23)	(40.4)
Other	512	780	(268)	(34.4)

Total expenses	7,934	10,090	(2,156)	(21.4)

Income (loss) before income taxes	$1,409	$(11,120)	$12,529	* %

*	Not meaningful.

Revenues

The global economic turmoil that started in the fall of 2008 was easing by the second quarter of 2009. For the period from December 31, 2008 to June 30, 2009, the Dow Jones Industrial average decreased 3.8% and the NASDAQ composite increased 16.4%. In the second quarter of 2009, the Dow Jones Industrial average increased 11% and the NASDAQ composite increased 20%.

Commissions decreased 1.1% and 22.4%, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008, primarily as a result of market uncertainty. We had 89 registered representatives at June 30, 2009 compared to 96 at December 31, 2008.

Corporate finance income in the second quarter of 2009 included underwriting discounts earned from a follow-on public offering in which we raised $3.4 million for ICOP Digital, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with the offering. Corporate finance income in the six-month period ended June 30, 2009 also included revenue related to our participation in closed-end mutual funds.

We did not have any corporate finance income during the second quarter of 2008. The six-month period ended June 30, 2008 included underwriting discounts earned from an initial public offering in which we raised $5.1 million for Healthy Fast Foods, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Investment income (loss) included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net unrealized appreciation (depreciation) related to underwriter warrants	$1,006	$(4,753)	$387	$(11,607)
Net unrealized depreciation of underwriter warrants – employee and independent contractor	7	352	101	443
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	16	(196)	343	(1,536)
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	(21)	(440)	(250)	626

	$1,008	$(5,037)	$581	$(12,074)

We did not exercise any underwriter warrants during the three or six-month periods ended June 30, 2009 or 2008. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income. In order to successfully complete a follow-on offering in the second quarter of 2009, we returned 75,750 ICOP Digital, Inc. (units) underwriter warrants and 17,875 ICOP Digital, Inc. (common and warrant) underwriter warrants to ICOP Digital, Inc.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased $3.3 million and decreased $0.6 million, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008. In the three-month period ended June 30, 2009 and the six-month period ended June 30, 2008, trading income was positively affected by favorable results for certain securities that we were holding in our trading inventories. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the fair value of the securities in which we make a market.

Expenses

Total expenses decreased $0.3 million and $2.2 million, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008, as described in more detail below.

Commissions and salaries increased $0.1 million and decreased $1.6 million, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008. The decrease in the six-month period was primarily due to lower commissions earned on lower commission revenue. The 2009 periods were also positively affected by our staff reductions and salary decreases as discussed above. Retail commissions as a percentage of retail sales was comparable period over period.

Travel and entertainment expenses decreased $148,000 and $150,000, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008 as a result of an investment banking conference in June 2008 with no comparable conference in 2009.

Settlement expense of $66,000 and $161,000, respectively, in the three and six-month periods ended June 30, 2009 was related to current legal matters and an accrual for a legal matter that was settled in the second quarter of 2009. Settlement expense of $16,000 and $32,000 in the three and six-month periods ended June 30, 2008 was related to legal matters that were resolved during the periods.

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

We believe our cash and receivables from our clearing organization at June 30, 2009 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from June 30, 2009, which allows us to hold our investment securities for the long-term. Our liquidity could be negatively affected by protracted unfavorable market conditions. The major market indices declined significantly during 2008 and this decline continued in the first quarter of 2009, with improvements in the second quarter of 2009.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2009.

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

At June 30, 2009, we owned 11 underwriter warrants from 9 issuers, all of which but one was exercisable. None of the warrants had an exercise price below the June 30, 2009 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used in operating activities totaled $10,000 in the first six months of 2009, primarily due to our net income of $1.0 million being offset by net non-cash income items of $0.5 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $4.7 million to $9.7 million at June 30, 2009 from $5.0 million at December 31, 2008, primarily due to the results of the activity in our trading and investment accounts, reduced broker commissions, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $1.0 million to $1.6 million at June 30, 2009 from $0.6 million at December 31, 2008, primarily due to additional amounts loaned to corporate finance clients, offset by the conversion of a $0.4 million note receivable to equity.

Income taxes receivable, current decreased $6.4 million to $0.1 million at June 30, 2009 from $6.5 million at December 31, 2008, primarily due to refunds received.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2008	$1,675
Receipt of underwriter warrants	217
Net unrealized gain on value of warrants	394
Warrants exercised or expired	(7)

Balance, June 30, 2009	$2,279

Deferred revenue of $0.3 million at June 30, 2009 related to amounts received from our clearing firm based on the execution of a five-year agreement and a one-year extension of the agreement, and is being amortized at the rate of $8,333 per month through September 2012.

Underwriter warrants – employee and independent contractor of $23,000 at June 30, 2009 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased 48,000 shares during the first six months of 2009 and, at June 30, 2009, 195,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 7 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2009:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	—	$—	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	48,000	0.90	48,000	195,011

Total	48,000	0.90	48,000	195,011

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization also does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 18, 2009. The following action was approved:

1.	To elect the following persons to serve as directors of Paulson Capital Corp. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name	Number of Shares Voting For	Number of Shares Withheld Voting
Chester L. F. Paulson	5,646,046	74,956
Jacqueline M. Paulson	5,645,846	75,156
Denis R. Burger, Ph.D.	5,646,046	74,956
Steve H. Kleemann	5,646,046	74,956
Charles L. F. Paulson	5,645,846	75,156
Shannon P. Pratt, Ph.D.	5,646,046	74,956
Paul F. Shoen	5,646,046	74,956

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2009	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer