Form 10-Q
period 2009-09-30
PAULSON CAPITAL CORP
filed 2009-11-13
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,886,785
(Class)	(Outstanding at November 11, 2009)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
Assets
Cash	$219,972	$318,810
Receivable from clearing organization	11,379,693	7,469,811
Notes and other receivables	1,330,946	635,027
Income taxes receivable	570,273	6,480,699
Deferred income taxes	568,000	1,409,000
Trading and investment securities, at fair value	8,826,837	6,611,097
Underwriter warrants, at fair value	2,477,000	1,675,000
Prepaid and deferred expenses	652,395	885,136
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $917,892 and $881,621	51,755	94,991

Total Assets	$26,076,871	$25,579,571

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$1,135,664	$675,491
Payable to clearing organization	1,347,256	2,490,075
Compensation, employee benefits and payroll taxes	767,842	497,791
Securities sold, not yet purchased, at fair value	550	—
Income taxes payable - long-term	326,000	315,000
Deferred revenue	300,000	375,000
Underwriter warrants - employee and independent contractor, at fair value	49,000	124,000

Total Liabilities	3,926,312	4,477,357

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,885,285 and 5,928,285	2,182,890	1,947,280
Retained earnings	19,967,669	19,154,934

Total Shareholders’ Equity	22,150,559	21,102,214

Total Liabilities and Shareholders’ Equity	$26,076,871	$25,579,571

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Commissions	$3,690,445	$3,239,163	$9,906,201	$11,251,895
Corporate finance	38,714	—	526,224	395,389
Investment income (loss)	266,512	(4,262,800)	847,669	(16,337,021)
Trading income (loss)	805,858	(5,273,518)	2,713,300	(2,721,476)
Interest and dividends	55,410	13,112	155,989	40,583
Other	25,333	25,771	75,659	82,667

	4,882,272	(6,258,272)	14,225,042	(7,287,963)

Expenses
Commissions and salaries	3,570,015	3,022,404	9,533,860	10,550,804
Underwriting expenses	31,896	4,755	157,525	318,761
Rent, telephone and quotation services	290,976	305,565	884,591	894,182
Professional fees	143,978	154,046	559,024	627,604
Travel and entertainment	45,640	55,869	96,345	257,096
Advertising and promotion	62,700	50,653	140,150	165,239
Settlement expense	342,128	44,800	503,144	76,800
Bad debt expense	223,961	9,113	227,847	14,289
Depreciation and amortization	11,090	27,603	45,583	84,787
Other	250,274	372,139	758,511	1,147,316

	4,972,658	4,046,947	12,906,580	14,136,878

Income (loss) before income taxes	(90,386)	(10,305,219)	1,318,462	(21,424,841)

Income tax expense (benefit):
Current	(509,363)	(2,344,366)	(367,433)	(1,819,568)
Deferred	616,000	(1,612,634)	841,000	(6,298,432)

	106,637	(3,957,000)	473,567	(8,118,000)

Net income (loss)	$(197,023)	$(6,348,219)	$844,895	$(13,306,841)

Basic net income (loss) per share	$(0.03)	$(1.07)	$0.14	$(2.23)

Diluted net income (loss) per share	$(0.03)	$(1.07)	$0.14	$(2.23)

Shares used in per share calculations:
Basic	5,921,569	5,942,150	5,910,226	5,975,581

Diluted	5,921,569	5,942,150	5,958,503	5,975,581

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$844,895	$(13,306,841)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	(217,000)	(462,320)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(585,000)	14,476,320
Unrealized depreciation of underwriter warrants - employee and independent contractor	(75,000)	(520,000)
Stock-based compensation	241,000	—
Depreciation and amortization	45,583	84,787
Deferred income taxes	841,000	(6,298,432)
Deferred revenue	(75,000)	(75,000)
Bad debt expense	227,847	14,289
Loss on asset disposition	134	—
Change in assets and liabilities:
Receivables from/payable to clearing organization	(5,052,701)	3,182,620
Notes and other receivables	(923,766)	891,197
Income taxes receivable	5,910,426	(2,647,279)
Trading and investment securities	(2,215,740)	10,104,090
Prepaid and deferred expenses	232,741	293,097
Accounts payable, accrued liabilities and compensation payables	730,224	(3,710,798)
Securities sold, not yet purchased	550	5,606
Income taxes payable - current	—	(1,369,710)
Income taxes payable - long-term	11,000	14,000

Net cash provided by (used in) operating activities	(58,807)	675,626

Cash flows from investing activities:
Additions to furniture and equipment	(2,481)	(5,863)

Net cash used in investing activities	(2,481)	(5,863)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,650	—
Payments to retire common stock	(43,200)	(482,205)

Net cash used in financing activities	(37,550)	(482,205)

Increase (decrease) in cash and cash equivalents	(98,838)	187,558

Cash:
Beginning of period	318,810	43,619

End of period	$219,972	$231,177

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$6,288,859	$(2,183,421)

Supplemental non-cash information:
Conversion of corporate finance client note receivable to equity investment	$404,959	$—

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of September 30, 2009 and December 31, 2008 and for the three and nine-month periods ended September 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares used for basic net income (loss) per share	5,921,569	5,942,150	5,910,226	5,975,581
Effect of dilutive stock options	—	—	48,277	—

Shares used for diluted net income (loss) per share	5,921,569	5,942,150	5,958,503	5,975,581

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	482,500	95,000	—	95,000

Note 3. Unrecognized Tax Benefits and Deferred Taxes

During the three and nine-month periods ended September 30, 2009, accrued interest on unrecognized tax benefits increased $3,000 and $11,000, respectively, as a result of tax positions taken in prior periods.

During the three and nine-month periods ended September 30, 2009, our valuation allowance against our deferred tax assets decreased by $0.1 million and $0.3 million, respectively. At September 30, 2009, our valuation allowance totaled $0.5 million and our net deferred tax assets totaled $0.6 million.

Deferred tax assets relating to unrealized capital losses totaled $0.6 million at September 30, 2009. The realization of these deferred tax assets is almost entirely dependent on our ability to trigger such losses and obtain refunds from carryback years. Accordingly, if such losses are not triggered by December 31, 2009, then a significant portion of these deferred tax assets may need to be subjected to a valuation allowance and additional tax expense would be incurred.

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

Note 4. Fair Value Measurements

We provide information related to the fair value measurements of our assets and liabilities in accordance with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures – Overall,” and ASC 320-10, “Investments – Debt and Equity Securities – Overall.”

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	September 30, 2009
	Fair Value	Input Level
Trading and investment securities, marketable	$6,142	Level 1
Trading securities sold, not yet purchased	(1)	Level 1
Investment securities, not readily marketable	2,685	Level 3
Underwriter warrants	2,477	Level 3
Underwriter warrants - employee and independent contractor	(49)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2008	$1,675	$(124)	$2,276
Fair value of underwriter warrants received included as a component of corporate finance income	217	—	—
Net unrealized gain (loss), included as a component of investment income (loss)	592	75	(94)
Underwriter warrants exercised or expired included as a component of investment income	(7)	—	—
Conversion of corporate finance client note receivable to equity investment	—	—	503

Balance, September 30, 2009	$2,477	$(49)	$2,685

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

Note 6. Stock Option Grants

On July 1, 2009, we granted options exercisable for a total of 487,500 shares of our common stock with an exercise price of $1.13 per share, which was equal to the closing price of our common stock on that day. The fair value of the stock options was determined using the Black-Scholes valuation method and totaled $241,000. The options are immediately exercisable and, accordingly, the $241,000 was recognized as a component of commissions and salaries in the third quarter of 2009.

Note 7. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 8. New Accounting Pronouncements

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Recently Adopted Accounting Guidance

Amendment to ASC 855

ASC 855, “Subsequent Events,” was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The amendment was effective for periods ending after June 15, 2009. The adoption of the amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 825

ASC 825, “Financial Instruments,” was amended to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This amendment also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 820 and ASC 320

ASC 820, “Fair Value Measurements and Disclosures,” and ASC 320, “Investments – Debt and Equity Securities,” were amended to provide additional guidance for estimating fair value and emphasize that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The amendments also require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities. The adoption of these amendments, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

ASU 2009-05

Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the update. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

Amendment to ASC 860

ASC 860, “Transfers and Servicing,” was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of the amendments, we do not believe that the adoption will have a material effect on our financial position, results of operations or cash flows.

Note 9. Subsequent Events

We have considered all events that have occurred subsequent to September 30, 2009 and through November 13, 2009, the date the financial statements as of and for the periods ended September 30, 2009 were available to be issued.

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

In addition, our wholly-owned subsidiary Paulson Capital Properties, LLC was established in 2008 for the purpose of purchasing, improving and remarketing undervalued real estate. Through September 30, 2009, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined as volatility in the U.S. economy continues. According to Renaissance Capital LLC, during the first nine months of 2009, there were 30 U.S. IPOs with gross proceeds totaling $8.9 billion. During 2008, 43 companies completed IPOs in the U.S., with proceeds totaling $28 billion. This compares to 272 IPOs in 2007, with proceeds totaling $59.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in 2008 raised $10 billion. 2008 was the slowest year for U.S. IPOs since 1978. The low demand for IPOs in 2008 was also evidenced by the 101 companies that filed with the SEC to withdraw proposed offerings, almost double the 51 that did so in 2007. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

In September 2009, half of the 10% pay cuts for the salaried employees was restored.

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

The following tables set forth the changes in our operating results in the three and nine-month periods ended September 30, 2009 compared to the three and nine-month periods ended September 30, 2008 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenues:
Commissions	$3,690	$3,239	$451	13.9%
Corporate finance	39	—	39	*
Investment income (loss)	267	(4,263)	4,530	106.3
Trading income (loss)	806	(5,273)	6,079	115.3
Interest and dividends	55	13	42	323.1
Other	25	26	(1)	(3.8)

Total revenues (loss)	4,882	(6,258)	11,140	178.0
Expenses:
Commissions and salaries	3,570	3,022	548	18.1
Underwriting expenses	32	5	27	*
Rent, telephone and quotation services	291	305	(14)	(4.6)
Professional fees	144	154	(10)	(6.5)
Travel and entertainment	46	56	(10)	(17.9)
Advertising and promotion	63	51	12	23.5
Settlement expense	342	45	297	*
Bad debt expense	224	9	215	*
Depreciation and amortization	11	28	(17)	(60.7)
Other	250	372	(122)	(32.8)

Total expenses	4,973	4,047	926	22.9

Loss before income taxes	$(91)	$(10,305)	$10,214	99.1%

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenues:
Commissions	$9,906	$11,252	$(1,346)	(12.0)%
Corporate finance	526	395	131	33.2
Investment income (loss)	848	(16,337)	17,185	105.2
Trading income (loss)	2,713	(2,722)	5,435	199.7
Interest and dividends	156	41	115	280.5
Other	76	83	(7)	(8.4)

Total revenues	14,225	(7,288)	21,513	295.2
Expenses:
Commissions and salaries	9,534	10,551	(1,017)	(9.6)
Underwriting expenses	158	319	(161)	(50.5)
Rent, telephone and quotation services	885	894	(9)	(1.0)
Professional fees	559	628	(69)	(11.0)
Travel and entertainment	96	257	(161)	(62.6)
Advertising and promotion	140	165	(25)	(15.2)
Settlement expense	503	77	426	*
Bad debt expense	228	14	214	*
Depreciation and amortization	46	85	(39)	45.9
Other	758	1,147	(389)	(33.9)

Total expenses	12,907	14,137	(1,230)	(8.7)

Income (loss) before income taxes	$1,318	$(21,425)	$22,743	106.2%

*	Not meaningful.

Revenues

The global economic turmoil that started in the fall of 2008 eased during the second and third quarters of 2009. For the period from December 31, 2008 to September 30, 2009, the Dow Jones Industrial average increased 10.7% and the NASDAQ composite increased 34.6%. In the third quarter of 2009, the Dow Jones Industrial average increased 15.0% and the NASDAQ composite increased 15.7%.

Commissions increased 13.9% and decreased 12.0%, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008, primarily as a result of market uncertainty beginning in the third quarter of 2008, with improvement in the third quarter of 2009. We had 92 registered representatives at September 30, 2009 compared to 96 at December 31, 2008.

Corporate finance revenue in the third quarter of 2009 included underwriting discounts earned from a bridge offering in which we raised $450,000. Corporate finance revenue in the nine-month period ended September 30, 2009 also included revenue related to a follow-on public offering in which we raised $3.4 million for ICOP Digital, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering, and revenue related to our participation in closed-end mutual funds.

We did not have any corporate finance revenue during the third quarter of 2008. The nine-month period ended September 30, 2008 included underwriting discounts earned from an initial public offering in which we raised $5.1 million for Healthy Fast Foods, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Investment income (loss) included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net unrealized appreciation (depreciation) related to underwriter warrants	$198	$(2,869)	$585	$(14,476)
Net unrealized (appreciation) depreciation of underwriter warrants - employee and independent contractor	(26)	77	75	520
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	1,616	(1,420)	1,959	(2,956)
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	(1,521)	(51)	(1,771)	575

	$267	$(4,263)	$848	$(16,337)

We did not exercise any underwriter warrants during the three or nine-month periods ended September 30, 2009 or the three-month period ended September 30, 2008. We exercised two warrants during the nine-month period ended September 30, 2008. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income. In order to successfully complete a follow-on offering in the second quarter of 2009, we returned 75,750 ICOP Digital, Inc. (units) underwriter warrants and 17,875 ICOP Digital, Inc. (common and warrant) underwriter warrants to ICOP Digital, Inc.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased $6.1 million and $5.4 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008. In the three and nine-month periods ended September 30, 2009, trading income was positively affected by favorable results for certain securities that we were holding in our trading inventories. In the three and nine-month periods ended September 30, 2008, trading income was negatively affected by difficult conditions in the market, especially the significant downturn in the third quarter of 2008. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the market value of the securities in which we make a market.

Expenses

Total expenses increased $0.9 million and decreased $1.2 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008, as described in more detail below.

Commissions and salaries increased $0.5 million and decreased $1.0 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008. The increase in the three-month period was primarily due to increased commission expense on higher commission revenue, as well as $0.2 million of non-cash, stock-based compensation related to stock option grants in the third quarter of 2009. The decrease in the nine-month period was primarily due to lower commissions earned on lower commission revenue, partially offset by $0.2 of non-cash, stock-based compensation. The 2009 periods were also positively affected by our staff reductions and salary decreases as discussed above. Retail commissions as a percentage of retail sales was comparable period over period.

Travel and entertainment expenses decreased $10,000 and $161,000, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008 primarily as a result of an investment banking conference in June 2008 with no comparable conference in 2009.

Bad debt expense is recorded when amounts are determined to be uncollectible. Bad debt expense totaled $224,000 and $228,000, respectively, in the three and nine-month periods ended September 30, 2009 and was related to the write-off of a note receivable from a corporate finance client. Bad debt expense was $9,000 and $14,000 in the three and nine-month periods ended September 30, 2008, respectively.

Settlement expense of $342,000 and $503,000, respectively, in the three and nine-month periods ended September 30, 2009 was primarily related to a failed corporate finance transaction, partially offset by insurance recoveries.

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

We believe our cash and receivables from our clearing organization at September 30, 2009 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from September 30, 2009, which allows us to hold our investment securities for the long-term. Our liquidity could be negatively affected by protracted unfavorable market conditions. The major market indices declined significantly during 2008 and this decline continued in the first quarter of 2009, with improvements in the second and third quarters of 2009.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2009.

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

At September 30, 2009, we owned 10 underwriter warrants from 8 issuers, all but one of which was exercisable. One of the warrants had an exercise price below the September 30, 2009 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used in operating activities totaled $0.1 million in the first nine months of 2009, primarily due to our net income of $0.8 million being offset by net non-cash income items of $0.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $5.0 million to $10.0 million at September 30, 2009 from $5.0 million at December 31, 2008, primarily due to the results of the activity in our trading and investment accounts and income tax refunds, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $0.7 million to $1.3 million at September 30, 2009 from $0.6 million at December 31, 2008, primarily due to additional amounts loaned to corporate finance clients, offset by the conversion of a $0.4 million corporate finance client note receivable to an equity investment and a $0.2 million write-off of a note receivable from one of our corporate finance clients.

Income taxes receivable, current decreased $5.9 million to $0.6 million at September 30, 2009 from $6.5 million at December 31, 2008, primarily due to refunds received.

Deferred tax assets decreased $0.8 million to $0.6 million at September 30, 2009 from $1.4 million at December 31, 2008, primarily due to sales of securities that were in a loss position.

Changes in our trading and investment securities are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2008	$1,675
Receipt of underwriter warrants	217
Net unrealized gain on value of warrants	592
Warrants exercised or expired	(7)

Balance, September 30, 2009	$2,477

Deferred revenue of $0.3 million at September 30, 2009 related to amounts received from our clearing firm based on the execution of a five-year agreement and a one-year extension of the agreement, and is being amortized at the rate of $8,333 per month through September 2012.

Underwriter warrants – employee and independent contractor of $49,000 at September 30, 2009 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased 48,000 shares during the first nine months of 2009 and, at September 30, 2009, 195,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 8 of Notes to Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Incentive Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corporation 1999 Stock Option Plan.

10.2	Form of Non-Qualified Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corporation 1999 Stock Option Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer