Form 10-K
period 2009-12-31
PAULSON CAPITAL CORP
filed 2010-03-31
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Act:     Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,686,957, computed by reference to the last sales price ($1.13) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009).

The number of shares outstanding of the registrant’s common stock as of March 26, 2010 was 5,893,985 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

PAULSON CAPITAL CORP.

2009 FORM 10-K ANNUAL REPORT

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2009, we had not purchased any real estate.

Overview

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined as volatility in the U.S. economy continues. During 2009, there were 63 U.S. IPOs with gross proceeds totaling $21.9 billion. During 2008, 43 companies completed IPOs in the U.S., with proceeds totaling $28 billion. This compares to 272 IPOs in 2007, with proceeds totaling $59.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in 2008 raised $10 billion. 2008 was the slowest year for U.S. IPOs since 1978. The low demand for IPOs in 2008 was also evidenced by the 101 companies that filed with the SEC to withdraw proposed offerings, almost double the 51 that did so in 2007. During 2009, aggregate IPO proceeds were still below normal levels, however, IPOs accelerated throughout the year. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

Year Ended December 31,	2009	2008
Commissions	$13,475	$14,390
Corporate finance	564	395
Investment loss	(313)	(17,729)
Trading income (loss)	1,236	(5,232)
Interest and dividends	179	53
Other	104	108

	$15,245	$(8,015)

In 2009 and 2008, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

Current Events

As a result of the continuing global economic turmoil and our poor operating results, in February 2009, we terminated 15% of our back office staff, discontinued the 401(k) matching contribution and implemented 10% pay cuts for all salaried employees effective April 1, 2009. In addition, we suspended the Summer 2009 investment banking conference and the November 2009 Westergaard Conference, as well as eliminated other non-essential business expenditures. We estimate that these actions resulted in annualized cost savings of approximately $1.5 million. Costs associated with these actions were primarily for severance and related costs and were immaterial.

In September 2009, half of the 10% pay cuts for the salaried employees were restored. In November 2009, the remainder of the pay cuts were restored. For 2010, we are suspending the Summer 2010 investment banking conference and the November 2010 Westergaard Conference and we plan to continue only essential business expenditures.

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

Between June 1, 1978 and December 31, 2009, we acted as the managing underwriter or co-managing underwriter for 165 securities offerings, raising approximately $1.2 billion for corporate finance clients. Of these, 102 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

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

In 2009, we completed one bridge offering in which we raised $450,000 and one follow-on public offering in which we raised $3.4 million.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from our trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2009, we held securities of 4 privately-held companies in our investment accounts with a fair value of $2.8 million.

Trading Income and Market Making

In addition to executing trades as an agent, we regularly act as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. At December 31, 2009, we made a market in 40 securities of 30 issuers. Of these, 15 were issuers for which we had acted as managing or co-managing underwriter of public financings.

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

Branch Offices

Our branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch. We typically receive between 10% and 15% of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with us, and we assume the same compliance and regulatory obligations as would be the case if we were fully responsible for the branch’s expenses. As of March 26, 2010, we had 41 branch offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, New Jersey, New York, North Carolina, Oregon, Utah and Washington. All of these branches, except our offices in Portland and Salem, Oregon and Manhattan, New York, operate as independent contractor offices. We continue to be responsible for all expenses of the Portland and Salem, Oregon and Manhattan offices.

Regulation

We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of FINRA. We are also registered as a broker-dealer and investment advisor under the laws of all 50 states, Washington, D.C. and Puerto Rico.

The securities business is subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation and examination by state securities commissions in the states in which they are registered.

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

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness.” In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in fair value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2009, we had net capital of $8.9 million, which exceeded our minimum requirement of $0.2 million by $8.7 million. The ratio of aggregate indebtedness of $2.2 million to net capital of $8.9 million at December 31, 2009, was 0.25 to 1.

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

The securities industry has become more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, the 2008 financial crisis made an unprecedented impact on the financial services industry. Most of the biggest investment banks, including Bear Stearns, Lehman Bros. and Merrill Lynch no longer exist, and Goldman Sachs and Morgan Stanley have become bank holding companies. These developments resulted in uncertainty in the securities industry that abated in late 2009. The surviving investment banks reported strong earnings in 2009, which was driven by fixed income activity and the reduction of competition.

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

In our investment banking activities, we compete with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Since we generally manage offerings smaller than $45 million, we do not typically compete with the investment banking departments of large, well-known national brokerage firms. Nevertheless, we have, in the past, occasionally managed larger offerings. In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with us, typically for fees and compensation less than that charged by us. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with us.

Employees

At March 26, 2010, we had 70 employees (of which 67 were full-time). Of these, 44 were executives and support staff and 26 were involved in brokerage activities and compensated primarily on a commission basis. We also had independent contractor arrangements with 81 independent contractors, all of whom are compensated solely on a commission basis.

ITEM 1A.	RISK FACTORS

As a Smaller Reporting Company, this information is not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable as there are no outstanding comment letters.

ITEM 2.	PROPERTIES

We lease 17,100 square feet of office space in Portland, Oregon under a lease expiring January 2011. The base monthly rental rate on this lease is currently $29,560. Our Salem, Oregon office leases 3,759 square feet of space under a lease that expires in October 2011 at a monthly rent of $4,393, with rent subject to increases based upon inflation. We also lease 2,500 square feet of space for our office in Manhattan, New York under a lease expiring in September 2010. The base monthly rental rate on this lease is currently $13,264. Our operating leases are accounted for on a straight-line basis. We believe the existing leased space in Salem is adequate for our business for the foreseeable future. Based on the upcoming expiration of the leases in Portland and Manhattan, we are currently evaluating our office space needs and options in these markets. The other branch offices lease space but, under the terms of the relationship between us and these offices, we are not responsible for these leasing costs.

ITEM 3.	LEGAL PROCEEDINGS

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense totaled $565,000 and $51,000 in 2009 and 2008, respectively. The 2009 amount was primarily related to a failed corporate finance transaction, partially offset by insurance recoveries on customer claims.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the NASDAQ Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2009.

Year Ended December 31, 2008	High	Low
Quarter 1	$5.52	$4.61
Quarter 2	5.29	3.80
Quarter 3	4.36	2.25
Quarter 4	2.55	1.00

Year Ended December 31, 2009	High	Low
Quarter 1	$1.60	$0.88
Quarter 2	1.25	0.80
Quarter 3	2.51	1.11
Quarter 4	1.88	1.34

As of December 31, 2009, we had 439 shareholders of record and 382 beneficial shareholders.

No dividends were declared or paid in 2008 or 2009. Net capital requirements may limit our ability to pay future dividends to our shareholders.

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

In addition, our wholly-owned subsidiary Paulson Capital Properties, LLC was established for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2009, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. The number of initial public offerings (“IPOs”) in the U.S. has declined as volatility in the U.S. economy continues. During 2009, there were 63 U.S. IPOs with gross proceeds totaling $21.9 billion. During 2008, 43 companies completed IPOs in the U.S., with proceeds totaling $28 billion. This compares to 272 IPOs in 2007, with proceeds totaling $59.7 billion. With the VISA IPO excluded from the 2008 results, the IPOs in 2008 raised $10 billion. 2008 was the slowest year for U.S. IPOs since 1978. The low demand for IPOs in 2008 was also evidenced by the 101 companies that filed with the SEC to withdraw proposed offerings, almost double the 51 that did so in 2007. During 2009, aggregate IPO proceeds were still below normal levels; however, IPOs accelerated throughout the year. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

CURRENT EVENTS

As a result of the continuing global economic turmoil and our poor operating results, in February 2009, we terminated 15% of our back office staff, discontinued the 401(k) matching contribution and implemented 10% pay cuts for all salaried employees effective April 1, 2009. In addition, we suspended the Summer 2009 investment banking conference and the November 2009 Westergaard Conference, as well as eliminated other non-essential business expenditures. We estimate that these actions resulted in annualized cost savings of approximately $1.5 million. Costs associated with these actions were primarily for severance and related costs and were immaterial.

In September 2009, half of the 10% pay cuts for the salaried employees were restored. In November 2009, the remainder of the pay cuts were restored. For 2010, we are suspending the Summer 2010 investment banking conference and the November 2010 Westergaard Conference and we plan to continue only essential business expenditures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The following discussion and analysis of our financial condition and results of operations is based, in part, upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results are likely to differ from these estimates under different assumptions and conditions.

As a result of the factors described below, our revenues and earnings are subject to substantial fluctuation from period to period based on a variety of circumstances, many of which are beyond our control. An increase in financial market activity, and/or an increase in equity valuations, will generally result in increases in our revenues, earnings and net worth as our activity levels and the value of our investment portfolio increase. Conversely, a general market retrenchment will typically lead to decreased revenues, earnings and net worth as a result of both decreased activity and the need to adjust high investment portfolio values to lower levels. Accordingly, results for any historical period are not necessarily indicative of similar results for any future period.

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

Value of Underwriter Warrants

We are required to estimate the value of all securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate fair value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its fair value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as investment income or loss. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period. In addition, we have recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us when the warrants are exercised and the related stock is sold.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. At December 31, 2009, the value of underwriter warrants was $1.3 million, which is included as a separate line item on our consolidated balance sheet.

Fair Value of Investments

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable fair value. We are required to carry these securities at fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2009, the fair value of investments which do not have a readily ascertainable fair value was $2.8 million and was included as a component of trading and investment securities owned on our consolidated balance sheet.

Legal Reserves

We record reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from our business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to us on certain of these claims. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent we believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating our liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client’s account, the possibility of wrongdoing on the part of our employee and/or independent contractor, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with legal counsel, management, based on its understanding of the facts, accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the consolidated balance sheets under the caption “accounts payable and accrued expenses.” At December 31, 2009, we had $48,000 accrued for pending legal matters.

Income Taxes

Benefits for uncertain tax positions are recognized when they are considered “more-likely-than-not” to be sustained by the taxing authority. At December 31, 2009, we had unrecognized tax benefits of $418,000, all of which would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were $90,000. We believe it is reasonably possible that the total amount of unrecognized tax benefits, including interest, may decrease by approximately $270,000 within the next 12 months due to the closure of certain statutes of limitations.

Stock-Based Compensation

Stock-based compensation for equity awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Our awards typically vest on the date of grant and, accordingly, the expense would be recognized on the date of grant. We utilize the Black-Scholes option pricing model for determining the fair value of stock option awards.

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

•	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following table sets forth the changes in our operating results in 2009 compared to 2008 (dollars in thousands):

	Year Ended December 31,		Improvement (Decline)	% Improvement (Decline)
	2009	2008
Revenues:
Commissions	$13,475	$14,390	$(915)	(6.4)%
Corporate finance	564	395	169	42.8
Investment loss	(313)	(17,729)	17,416	98.2
Trading income (loss)	1,236	(5,232)	6,468	*
Interest and dividends	179	53	126	237.7
Other	104	108	(4)	(3.7)

Total revenues	15,245	(8,015)	23,260	*
Expenses:
Commissions and salaries	12,848	13,362	514	3.8
Underwriting expenses	209	429	220	51.3
Rent, telephone and quotation services	1,169	1,174	5	0.4
Professional fees	730	808	78	9.7
Travel and entertainment	143	252	109	43.3
Advertising and promotion	185	202	17	8.4
Settlement expense	565	51	(514)	*
Bad debt expense	1,214	21	(1,193)	*
Depreciation and amortization	55	107	52	48.6
Other	1,022	1,599	577	36.1

Total expenses	18,140	18,005	(135)	(0.8)

Loss before income taxes	$(2,895)	$(26,020)	$23,125	88.9%

*	Not meaningful.

Revenues

The global economic turmoil that started in the fall of 2008 eased during 2009. For the period from December 31, 2008 to December 31, 2009, the Dow Jones Industrial average increased 18.8% and the NASDAQ composite increased 43.8%.

Commissions decreased 6.4% in 2009 compared to 2008, primarily as a result of market uncertainty beginning in the third quarter of 2008, with improvement not until late 2009. We had 92 registered representatives at December 31, 2009 compared to 96 at December 31, 2008.

Corporate finance revenue in 2009 included underwriting discounts earned from the following:

•	a bridge offering in which we raised $450,000;

•	a follow-on public offering in which we raised $3.4 million for ICOP Digital, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	revenue related to our participation in closed-end mutual funds.

Corporate finance income in 2008 included underwriting discounts earned from the following:

•	an initial public offering in which we raised $5.1 million for Healthy Fast Foods, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Investment income (loss) included the following (in thousands):

	Year Ended December 31,
	2009	2008
Net unrealized depreciation related to underwriter warrants	$(602)	$(15,160)
Net unrealized depreciation of underwriter warrants – employee and independent contractor	114	527
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	3,922	4,554
Net realized losses on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	(3,747)	(7,650)

	$(313)	$(17,729)

We did not exercise any underwriter warrants in 2009 and we exercised two underwriter warrants in 2008 Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased to $1.2 million in 2009 compared to a loss of $5.2 million in 2008. In 2009, trading income was positively affected by favorable results for certain securities that we were holding in our trading inventories. In 2008, trading income was negatively affected by difficult conditions in the market, especially the significant downturn in the third and fourth quarters of 2008. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients. Trading income (loss) can be volatile from period to period because it is driven by the fair value of the securities in which we make a market.

Expenses

Total expenses decreased $0.1 million in 2009 compared to 2008, as described in more detail below.

Commissions and salaries decreased $0.5 million in 2009 compared to 2008. The decrease was primarily due to lower commissions earned on lower commission revenue, partially offset by $0.2 million of non-cash, stock-based compensation. The 2009 results were also positively affected by our staff reductions and salary decreases as discussed above. Retail commissions as a percentage of retail sales was comparable period over period.

Underwriting expenses decreased $220,000 in 2009 compared to 2008 primarily as a result of lower expenditures on fewer completed and potential investment banking deals.

Travel and entertainment expenses decreased $109,000 in 2009 compared to 2008 primarily as a result of the Westergaard investment banking conference in June 2008 with no comparable conference in 2009.

Settlement expense of $0.6 million in 2009 was primarily related to a failed corporate finance transaction, partially offset by insurance recoveries on customer claims. Settlement expense of $51,000 in 2008 was related to various legal matters that were resolved during 2008.

Bad debt expense is recorded when amounts are determined to be uncollectible. Bad debt expense of $1.2 million in 2009 was mainly related to write-offs of notes receivable primarily from two corporate finance clients.

Other expense decreased $0.6 million in 2009 compared to 2008 primarily as a result of lack of sponsorship of certain conferences and fewer discretionary expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and receivables from our clearing organization, offset by payables to our clearing organization.

In addition, our sources of liquidity include our trading positions, borrowings on those positions and profits realized upon the sale of the securities underlying underwriter warrants exercised. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market. Since many of the securities we hold are thinly traded, and we are, in many cases, a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in NASDAQ securities (which make up most of our trading positions) lead to decreased liquidity in the market for these issues, while rising prices in NASDAQ issues tend to increase the liquidity of the market for these securities.

We believe our cash and receivables from our clearing organization at December 31, 2009 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from December 31, 2009. Our liquidity could be negatively affected by protracted unfavorable market conditions. The major market indices declined significantly during 2008 and this decline continued in the first quarter of 2009, with improvements in the later part of 2009.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2009.

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

At December 31, 2009, we owned 10 underwriter warrants from 8 issuers, all but one of which was exercisable. None of the warrants had an exercise price below the December 31, 2009 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used in operating activities totaled $41,000 in 2009, primarily due to our net loss of $2.4 million being offset by net non-cash expense items of $3.1 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization increased $3.2 million to $8.2 million at December 31, 2009 from $5.0 million at December 31, 2008, primarily due to the results of the activity in our trading and investment accounts and income tax refunds, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables decreased $0.1 million to $0.5 million at December 31, 2009 from $0.6 million at December 31, 2008, primarily due to additional amounts loaned to corporate finance clients, offset by the conversion of a $0.4 million corporate finance client note receivable to an equity investment and $1.2 million of write-offs of notes receivable primarily from two of our corporate finance clients.

Income taxes receivable, current decreased $4.3 million to $2.2 million at December 31, 2009 from $6.5 million at December 31, 2008, primarily due to refunds received, offset by receivables recorded for losses generated in 2009.

Deferred tax assets decreased $1.4 million to zero at December 31, 2009 from an asset of $1.4 million at December 31, 2008, primarily due to sales of securities that were in a loss position plus the recording of a $0.3 million valuation allowance against all remaining deferred tax assets.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2008	$1,675
Receipt of underwriter warrants	217
Net unrealized loss on value of warrants	(592)
Warrants exercised or expired	(10)

Balance, December 31, 2009	$1,290

Compensation, employee benefits and payroll taxes increased $0.3 million to $0.8 million at December 31, 2009 from $0.5 million at December 31, 2008, primarily due to greater commissions earned in December 2009 relative to December 2008.

Deferred revenue of $0.3 million at December 31, 2009 related to amounts received from our clearing firm based on the execution of a five-year agreement and a one-year extension of the agreement, and is being amortized at the rate of $8,333 per month through September 2012.

Underwriter warrants – employee and independent contractor liability of $10,000 at December 31, 2009 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased 48,000 shares during 2009 and, at December 31, 2009, 195,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	476,000	$1.13	—

Equity compensation plans not approved by shareholders	—	—	—

Total	476,000	$1.13	—

(1)	Includes our 1999 Stock Option Plan, which expired in September 2009.

Additional information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Director Independence” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Registered Public Accountants” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 18, 1989 ).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 18, 2007).

10.1	Office Lease renewal for the period from June 1, 1997 to May 31, 2001, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997).

10.2	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).

10.3	Amendment 2 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2008).

10.4*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 1999).

10.5*	Form of Incentive Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corporation 1999 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.6*	Form of Non-Qualified Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corporation 1999 Stock Option Plan. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.7	Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).

21	Subsidiaries of Paulson Capital Corp. (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2008).

23	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010:

PAULSON CAPITAL CORP.
(Registrant)

By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2010.

SIGNATURE	TITLE

/s/ CHESTER L. F. PAULSON	Chairman of the Board, President
Chester L. F. Paulson	and Chief Executive Officer
(Principal Executive Officer)

/s/ KAREN L. JOHANNES	Chief Financial Officer
Karen L. Johannes	(Principal Financial Officer)

/s/ STEVE H. KLEEMANN	Director
Steve H. Kleemann

/s/ CHARLES L. F. PAULSON	Director
Charles L.F. Paulson

/s/ SHANNON P. PRATT	Director
Shannon P. Pratt

/s/ PAUL F. SHOEN	Director
Paul F. Shoen

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Paulson Capital Corp.

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules of Paulson Capital Corp. and Subsidiaries listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of Paulson Capital Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 30, 2010

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Cash	$245,292	$318,810
Receivable from clearing organization	10,505,232	7,469,811
Notes and other receivables	524,231	635,027
Income taxes receivable	2,181,895	6,480,699
Deferred income taxes	—	1,409,000
Trading and investment securities owned, at fair value	7,848,363	6,611,097
Underwriter warrants, at fair value	1,290,000	1,675,000
Prepaid and deferred expenses	844,211	885,136
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $898,107 and $881,621	41,767	94,991

Total Assets	$23,480,991	$25,579,571

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$742,641	$675,491
Payable to clearing organization	2,288,945	2,490,075
Compensation, employee benefits and payroll taxes	767,574	497,791
Trading securities sold, not yet purchased, at fair value	284	—
Income taxes payable - long-term	508,460	315,000
Deferred revenue	275,000	375,000
Underwriter warrants—employee and independent contractor, at fair value	10,000	124,000

Total Liabilities	4,592,904	4,477,357

Commitments and Contingencies (Note 11)	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,891,785 and 5,928,285	2,190,435	1,947,280

Retained earnings	16,697,652	19,154,934

Total Shareholders’ Equity	18,888,087	21,102,214

Total Liabilities and Shareholders’ Equity	$23,480,991	$25,579,571

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008
Revenues
Commissions	$13,475,302	$14,390,079
Corporate finance	563,605	395,389
Investment loss	(312,969)	(17,728,748)
Trading income (loss)	1,236,406	(5,232,435)
Interest and dividends	179,183	52,792
Other	103,416	107,692

	15,244,943	(8,015,231)

Expenses
Commissions and salaries	12,848,250	13,362,807
Underwriting expenses	208,815	428,440
Rent, telephone and quotation services	1,168,873	1,173,426
Professional fees	729,673	807,426
Travel and entertainment	143,112	252,094
Advertising and promotion	184,788	202,098
Settlement expense	565,384	51,300
Bad debt expense	1,214,268	20,727
Depreciation and amortization	55,425	107,206
Other	1,021,477	1,599,145

	18,140,065	18,004,669

Loss before income taxes	(2,895,122)	(26,019,900)

Income tax expense (benefit):
Current	(1,879,000)	(5,696,000)
Deferred	1,409,000	(3,230,000)

	(470,000)	(8,926,000)

Net loss	$(2,425,122)	$(17,093,900)

Basic and diluted net loss per share	$(0.41)	$(2.86)

Shares used in basic and diluted per share calculations	5,904,484	5,966,676

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2007	6,037,150	$1,972,319	$36,720,558	$38,692,877

Redemption of common stock	(108,865)	(25,039)	(471,724)	(496,763)
Net loss	—	—	(17,093,900)	(17,093,900)

Balance at December 31, 2008	5,928,285	1,947,280	19,154,934	21,102,214

Stock option grant	—	241,000	—	241,000
Stock options exercised and related income tax benefit	11,500	13,195	—	13,195
Redemption of common stock	(48,000)	(11,040)	(32,160)	(43,200)
Net loss	—	—	(2,425,122)	(2,425,122)

Balance at December 31, 2009	5,891,785	$2,190,435	$16,697,652	$18,888,087

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,425,122)	$(17,093,900)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	(217,000)	(462,320)
Unrealized depreciation/expiration of underwriter warrants	602,000	15,160,320
Unrealized depreciation of underwriter warrants - employee and independent contractor	(114,000)	(527,000)
Stock-based compensation	241,000	—
Depreciation and amortization	55,425	107,205
Deferred income taxes	1,094,654	(3,938,974)
Valuation allowance on deferred tax assets	314,346	708,974
Deferred revenue	(100,000)	—
Bad debt expense	1,214,268	20,727
Loss on asset disposition	280	—
Change in assets and liabilities:
Receivable from/payable to clearing organization	(3,236,551)	4,259,192
Notes and other receivables	(698,513)	907,776
Income taxes receivable	4,298,804	(6,480,699)
Trading and investment securities owned	(1,642,225)	13,583,817
Prepaid and deferred expenses	40,925	54,235
Accounts payable, accrued liabilities and compensation payables	336,933	(4,133,567)
Trading securities sold, not yet purchased	284	(36,259)
Income taxes payable - current	—	(1,369,710)
Income taxes payable - long term	193,460	18,000

Net cash provided by (used in) operating activities	(41,032)	777,817

Cash flows from investing activities:
Additions to furniture and equipment	(2,481)	(5,863)

Net cash used in investing activities	(2,481)	(5,863)

Cash flows from financing activities:
Proceeds from stock option exercise and related tax benefit	13,195	—
Redemption of common stock	(43,200)	(496,763)

Net cash used in financing activities	(30,005)	(496,763)

Increase (decrease) in cash	(73,518)	275,191

Cash:
Beginning of year	318,810	43,619

End of year	$245,292	$318,810

Supplemental cash flow information:
Cash received (paid) during the period for income taxes, net	$6,371,464	$(2,136,409)

Supplemental non-cash information:
Conversion of corporate finance client note receivable to equity investment	$404,959	$—

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

During 2008, Paulson Capital Corp. formed a new 100% owned subsidiary, Paulson Capital Properties, LLC, for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2009, we had not purchased any real estate.

Summary of Significant Accounting Policies

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

Fair Value of Trading and Investment Securities Owned

Our trading and investment securities owned consist of both marketable securities and not readily marketable securities and are recorded at fair value. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. See also Notes 4 and 5.

Fair Value of Underwriter Warrants

We are required to estimate the value of all securities that we hold at the date of the financial statements and to include that value, and changes in such value, in the financial statements. Accordingly, the aggregate fair value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its fair value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as investment income or loss in the period incurred. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

In addition, we have recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us when the warrants are exercised and the related stock is sold. See also Note 4.

Fair Value of Financial Instruments

Substantially all of our financial instruments are carried at fair value or amounts that approximate fair value. The carrying amounts reflected in the financial statements for cash, receivables and payables approximate their respective fair values due to the short-term nature of these items. The fair values of securities owned and trading securities sold, not yet purchased are equal to the carrying value. Changes in the fair value of these securities are reflected currently in our results of operations. Other than those separately disclosed in Note 4, our remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

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

We recognize benefits for uncertain tax positions if we determine that they are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recognized as tax expense.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive. Basic earnings per share is the same as diluted earnings per share for the years ended December 31, 2009 and 2008 since we were in a loss position in both years.

Advertising

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2009 and 2008 totaled $185,000 and $202,000, respectively.

Stock-Based Compensation

Stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We utilize the Black-Scholes option pricing model for determining the fair value of awards.

Comprehensive Income (Loss)

We had no comprehensive income (loss) items; accordingly, net income (loss) and comprehensive income (loss) are the same.

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

At December 31, 2009, the receivable from RBC CS was comprised of $0.7 million in commissions receivable and $9.8 million in deposits to facilitate principal trading activity.

At December 31, 2009, the payable to RBC CS was comprised entirely of amounts used to finance principal trading activity.

NOTE 3 - NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following (in thousands):

	December 31,
	2009	2008
Officers	$61	$68
Employees	35	43
Independent brokers	279	72
Other	149	452

	$524	$635

Employees and independent brokers receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to our employees and registered representatives. Other receivables are primarily related to advances to underwriting clients, as well as to commissions receivable and amounts receivable from insurance companies as reimbursement for insured losses. An allowance is recorded for specific amounts when they are determined by management to be uncollectible. For the years ended December 31, 2009 and 2008, receivables of $1.2 million and $21,000, respectively, were determined by management to be uncollectible and written off to bad debt expense. The bad debt expense of $1.2 million in 2009 was mainly related to write-offs of notes receivable primarily from two corporate finance clients.

NOTE 4 - FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	December 31,
	2009		2008
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$4,693	Level 1	$3,717	Level 1
Corporate equities, not readily marketable	2,776	Level 3	2,276	Level 3
Corporate options/warrants, marketable	379	Level 1	618	Level 1
Trading securities sold, not yet purchased:
Corporate equities	—	Level 1	—	—
Underwriter warrants	1,290	Level 3	1,675	Level 3
Underwriter warrants – employee and independent contractor	(10)	Level 3	(124)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2007	$16,373	$(651)	$1,946
Fair value of warrants received, included as a component of corporate finance revenue	462	—	—
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2008	(14,100)	483	330
Value of warrants exercised and expired, included as a component of investment income (loss)	(1,060)	44	—

Balance, December 31, 2008	1,675	(124)	2,276
Fair value of underwriter warrants received included as a component of corporate finance income	217	—	—
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2009	(592)	114	95
Underwriter warrants exercised or expired included as a component of investment income	(10)	—	—
Conversion of corporate finance client note receivable to equity investment	—	—	405

Balance, December 31, 2009	$1,290	$(10)	$2,776

Valuation of Marketable Trading and Investment Securities Owned

The fair value of marketable trading and investment securities owned is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price.

Valuation of Trading Securities Sold, Not Yet Purchased

As a securities broker-dealer, we are engaged in various securities trading and brokerage activities as principal. In the normal course of business, we sometimes sell securities that we do not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded on our balance sheet at the fair value based on quoted market prices of the related securities and will result in a trading loss on the securities if the fair value increases and a trading gain if the fair value decreases between the balance sheet date and the purchase date.

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

NOTE 5 - TRADING AND INVESTMENT SECURITIES OWNED AND TRADING SECURITIES SOLD, NOT YET PURCHASED

Certain information regarding our trading and investment securities owned and our trading securities sold, not yet purchased was as follows (in thousands):

	December 31, 2009			December 31, 2008
Fair Value:	Trading Securities	Investment Securities	Sold, Not Yet Purchased	Trading Securities	Investment Securities	Sold, Not Yet Purchased
Corporate equities	$4,649	$2,820	$—	$3,488	$2,505	$—
Corporate options/warrants	379	—	—	540	78	—

	$5,028	$2,820	$—	$4,028	$2,583	$—

Certain information regarding our investment securities was as follows (in thousands):

	Year Ended December 31,
	2009	2008
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	$3,922	$4,554
Net realized losses on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	$(3,747)	$(7,650)

	December 31,
	2009	2008
Cost basis	$3,359	$7,044

NOTE 6 - UNDERWRITER WARRANTS

Underwriter warrant activity was as follows (in thousands):

Fair value at December 31, 2007	$16,373
Fair value of warrants received	462
Net unrealized loss in value of warrants	(14,100)
Value of warrants exercised or expired	(1,060)

Fair value at December 31, 2008	1,675
Fair value of warrants received	217
Net unrealized loss in value of warrants	(592)
Value of warrants exercised or expired	(10)

Fair value at December 31, 2009	$1,290

NOTE 7 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2009	2008
Furniture and equipment	$809	$846
Leasehold improvements	131	131

	940	977
Less accumulated depreciation and amortization	(898)	(882)

	$42	$95

NOTE 8 - INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Current tax expense (benefit):
Federal	$(1,901)	$(5,536)
State and local	22	(160)

	(1,879)	(5,696)
Deferred tax expense (benefit):
Federal	1,281	(2,938)
State and local	128	(292)

	1,409	(3,230)

	$(470)	$(8,926)

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008
Income tax (benefit) at statutory federal tax rate	$(984)	$(8,847)
State and local taxes, net of federal tax effect	(86)	(867)
Permanent differences – employee stock options, officer life insurance and other	122	108
Change in valuation allowance on net deferred tax asset	314	709
Change in reserve for tax contingencies	193	—
Other, net	(29)	(29)

	$(470)	$(8,926)

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued expenses	$25	$12
Fixed asset depreciation and amortization	54	46
Deferred revenue	103	140
Federal capital loss carryforward	64	—
State net operating loss carryforwards and credits	483	226
State net capital loss carryforwards	251	212
Unrealized depreciation on securities	213	1,667
Compensation and benefits	32	8
Charitable contribution carryforwards and other	20	20

	1,245	2,331
Valuation allowance	(1,083)	(769)

	162	1,562

Prepaid expenses	(162)	(153)

	$—	$1,409

We recorded an increase to our valuation allowance for 2009 and 2008 of $314,000 and $709,000, respectively, based upon management’s assessment that it is more likely than not that the deferred tax assets will not be fully realized. We exhausted all opportunities to carry back current net operating and capital losses to the greatest extent allowable under current tax law. The realization of these deferred tax assets is dependent on having future taxable income. Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods.

State net operating loss carryforwards of approximately $9.9 million at December 31, 2009 expire from 2010 through 2029. State net capital losses of approximately $8.2 million at December 31, 2009 expire from 2013 to 2014. There were no federal net operating loss carryforwards as of December 31, 2009.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at December 31, 2007	$272
Additions for tax positions taken in prior years	—
Additions for tax positions taken in the current year	—

Balance at December 31, 2008	272
Additions for tax positions taken in prior years	146

Balance at December 31, 2009	418
Interest on unrecognized tax benefits	90

$508

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest accrued on unrecognized tax benefits was $90,000 at December 31, 2009 and $43,000 at December 31, 2008. We believe it is reasonably possible that the total amount of unrecognized tax benefits relating to various state tax matters, including interest, may decrease by approximately $270,000 within the next 12 months due to the closure of certain statutes of limitations.

We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 31, 2004. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 31, 2004 tax years. We are currently under IRS examination for the tax years ended December 31, 2005 through December 31, 2008. The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, are 2005 through 2009.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. The Plan expired in September 2009 and, accordingly, there were no options available for grant at December 31, 2009. At December 31, 2009 476,000 shares of our common stock were reserved for issuance related to the Plan. Activity under the Plan in 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	—	$—
Granted	487,500	1.13
Exercised	(11,500)	1.13

Outstanding at December 31, 2009	476,000	1.13

Certain information regarding options outstanding and exercisable as of December 31, 2009 was as follows:

Options Outstanding and Exercisable
Number	476,000
Weighted average per share exercise price	$1.13
Aggregate intrinsic value	$219,000
Weighted average remaining contractual term	6.5 years

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Our options are fully vested upon the date of grant. Accordingly, we recognize the related stock-based compensation expense on the grant date as a component of commissions and salaries on our consolidated statements of operations. Stock-based compensation totaled $241,000 and $0 in 2009 and 2008, respectively.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,	2009
Risk-free interest rate	1.81%
Dividend yield	0.0%
Expected lives	3.5 years
Volatility	59.0%
Discount for post vesting restrictions	0.0%

No options were granted during 2008.

The risk-free rate used is based on the U.S. Treasury yield over the expected life of the options granted. Expected lives were estimated using the simplified method, which considers the vesting term and original contract term. The expected volatility is calculated based on the historical volatility of our common stock.

Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation plan was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008
Weighted average grant-date per share fair value of share options granted	$0.49	$—
Total intrinsic value of share options exercised	6	—
Cash received from options exercised	13	—
Tax deduction realized related to stock options exercised	—	—

As of December 31, 2009, there was no unrecognized stock-based compensation.

NOTE 10 - LOSS PER SHARE

Shares used for our basic net loss per share and our diluted net loss per share were the same in both 2009 and 2008 since we were in a loss position.

Stock options not included in the diluted net loss per share calculations because they would be antidilutive were 476,000 and zero in 2009 and 2008, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office space under the terms of various non-cancellable operating leases. The future minimum payments for each of the next five years and thereafter required for leases were as follows at December 31, 2009 (in thousands):

Year Ending December 31,
2010	$558
2011	90

$648

The leases are accounted for on a straight-line basis and provide for payment of taxes and other expenses by us. Rent expense for the years ended December 31, 2009 and 2008 was approximately $545,000 and $544,000, respectively.

Legal

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense totaled $565,000 and $51,000 in 2009 and 2008, respectively. The 2009 amount was primarily related to a failed corporate finance transaction, partially offset by insurance recoveries on customer claims.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Retirement benefits for our employees who have completed certain service requirements are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 2009 and 2008 were approximately $12,000 and $66,000, respectively, and consisted of 401(k) matching contributions.

NOTE 13 - NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2009, we had net capital of $8.9 million, which was $8.7 million in excess of our required net capital of $0.2 million. Our net capital ratio was 0.25 to 1 at December 31, 2009. The minimum requirements may effectively restrict the payment of cash dividends.

NOTE 14 - SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During 2009 and 2008, we repurchased a total of 48,000 shares for $43,000 and 108,865 shares for $497,000, respectively, and, at December 31, 2009, 195,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

NOTE 15 - CONVERSION OF NOTE RECEIVABLE TO EQUITY

In February 2009, our $0.4 million note receivable from Shiftwise, Inc. (“Shiftwise”), a corporate finance client, was converted to 966,598 shares of Series A2 Preferred Stock of Shiftwise with a fair value of $0.5 million. When added to our previously existing shares, this resulted in our ownership of a total of 3,466,598 shares of Shiftwise Series A2 Preferred Stock.

NOTE 16 - CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities owned include investments in the common stock and warrants of the following companies, which represent more than 10% of trading and investment securities owned at December 31, 2009 and 2008 (dollars in thousands):

As of December 31, 2009: Company	Investment at Fair Value	Percentage of Total
Shiftwise	$1,770	22.5%
Ascent Solar Technologies, Inc.	1,748	22.3%
Charles & Colvard, Ltd.	915	11.7%
Converted Organics, Inc.	881	11.2%

	$5,314	67.7%

As of December 31, 2008: Company	Investment at Fair Value	Percentage of Total
Ascent Solar Technologies, Inc.	$1,766	26.7%
Shiftwise	1,300	19.7%
The Quantum Group, Inc.	761	11.5%

	$3,827	57.9%

In 2009 and 2008, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

We are also exposed to concentrations of credit risk related to our cash deposits. We maintain cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per bank. At any given time, our cash balance may exceed the balance insured by the FDIC. We monitor such credit risk at the financial institution and have not experienced any losses related to such risks to date.

In addition, we are engaged in trading and brokerage activities with RBC CS. In the event RBC CS does not fulfill its obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of RBC CS. It is our policy to review, as necessary, the credit standing of RBC CS.

NOTE 17 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008, we paid approximately $58,000 and $90,000, respectively, of legal costs on behalf of our officers, employees and independent contractors.

NOTE 18 - DEFERRED REVENUE

Deferred revenue consists of amounts received related to our clearing firm agreement. Other income in both 2009 and 2008 included $100,000 in amortization of deferred revenue.

NOTE 19 - NEW ACCOUNTING PRONOUNCEMENTS

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

Recent Accounting Guidance Not Yet Adopted

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

ASU 2009-05

ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the update. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

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

NOTE 20 - SUBSEQUENT EVENT

In January 2010, we completed a follow-on public offering in which we, together with a co-underwriter, raised $6.5 million for our client.

We have evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

Paulson Capital Corp. and Subsidiaries

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2009

Description	Number of Warrants	Warrants Obligated to Employees Included in Total	Date Exercisable	Exercise Price per Warrant	Expiration Date
Ascent Solar Technologies (units)	112,500	—	07/10/07	$6.60	07/10/11
Converted Organics, Inc. (units)	131,219	18,224	02/13/08	6.60	02/13/12
Healthy Fast Foods (units)	76,500	—	03/19/09	6.12	03/19/13
ICOP Digital (units)	23,400	23,400	01/04/06	9.90	07/08/10
ICOP Digital (common and warrant)	47,125	47,125	01/08/06	5.92	07/08/10
ICOP Digital (units)	65,000	—	06/01/10	5.52	06/01/14
Nuvim (units)	243,000	58,050	12/18/05	1.20	06/20/10
The Quantum Group (units)	84,000	—	12/12/08	13.20	12/12/12
Vaughan Foods (units)	191,275	43,038	06/27/08	7.80	06/27/12
XELR8 Holdings, Inc. (common)	5,500	2,750	03/27/08	1.50	03/27/12

SCHEDULE II

Paulson Capital Corp. and Subsidiaries

Valuation and Qualifying Accounts

For the Two Years in the Period Ended December 31, 2009

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period
Year Ended December 31, 2008:
Allowance for uncollectible accounts	$—	$20,727	$—	$(20,727)	$—
Year Ended December 31, 2009:
Allowance for uncollectible accounts	$—	$1,214,268	$—	$(1,214,268)	$—

(a)	Charges to the account included in this column are for the purpose for which the reserve was created.