Form 10-Q
period 2010-03-31
PAULSON CAPITAL CORP
filed 2010-05-14
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,893,985
(Class)	(Outstanding at May 12, 2010)

PAULSON CAPITAL CORP. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
Assets
Cash	$257,858	$245,292
Receivable from clearing organization	10,524,686	10,505,232
Notes and other receivables	771,949	524,231
Income taxes receivable	2,172,126	2,181,895
Trading and investment securities owned, at fair value	8,155,295	7,848,363
Underwriter warrants, at fair value	1,405,000	1,290,000
Prepaid and deferred expenses	676,028	844,211
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $902,511 and $898,107	34,240	41,767

Total Assets	$23,997,182	$23,480,991

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$637,318	$742,641
Payable to clearing organization	2,782,050	2,288,945
Compensation, employee benefits and payroll taxes	897,334	767,574
Trading securities sold, not yet purchased, at fair value	—	284
Income taxes payable - long-term	513,460	508,460
Deferred revenue	496,511	275,000
Underwriter warrants—employee and independent contractor, at fair value	20,000	10,000

Total Liabilities	5,346,673	4,592,904

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,893,985 and 5,891,785	2,192,921	2,190,435
Retained earnings	16,457,588	16,697,652

Total Shareholders’ Equity	18,650,509	18,888,087

Total Liabilities and Shareholders’ Equity	$23,997,182	$23,480,991

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Commissions	$4,141,589	$2,699,037
Corporate finance	1,193,879	4,634
Investment loss	(614,822)	(426,876)
Trading income	10,921	393,621
Interest and dividends	4,648	40,103
Other	35,640	25,250

	4,771,855	2,735,769

Expenses
Commissions and salaries	3,911,509	2,686,269
Underwriting expenses	113,653	11,653
Rent, telephone and quotation services	281,294	302,476
Professional fees	362,402	269,958
Travel and entertainment	29,662	29,361
Advertising and promotion	47,699	42,101
Settlement expense	—	95,000
Bad debt expense	337	1,592
Depreciation and amortization	8,311	19,059
Other	252,052	261,051

	5,006,919	3,718,520

Loss before income taxes	(235,064)	(982,751)

Income tax expense (benefit)	5,000	(160,996)

	5,000	(160,996)

Net loss	$(240,064)	$(821,755)

Basic and diluted net loss per share	$(0.04)	$(0.14)

Shares used in basic and diluted per share calculations	5,892,078	5,928,285

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(240,064)	$(821,755)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	(709,000)	—
Unrealized (appreciation) depreciation/expiration of underwriter warrants	594,000	619,000
Unrealized depreciation of underwriter warrants - employee and independent contractor	10,000	(94,000)
Depreciation and amortization	8,311	19,059
Valuation allowance on deferred tax assets
Deferred revenue	221,511	(25,000)
Loss on asset disposition	433	134
Change in assets and liabilities:
Receivable from/payable to clearing organization	473,651	556,080
Notes and other receivables	(247,718)	(199,721)
Income taxes receivable	9,769	518,177
Trading and investment securities owned	(306,932)	(997,722)
Prepaid and deferred expenses	168,183	209,179
Accounts payable, accrued liabilities and compensation payables	24,437	123,915
Trading securities sold, not yet purchased	(284)	8,640
Income taxes payable - long-term	5,000	4,000

Net cash provided by (used in) operating activities	11,297	(80,014)

Cash flows from investing activities:
Additions to furniture and equipment	(1,217)	(1,346)

Net cash used in investing activities	(1,217)	(1,346)

Cash flows from financing activities:
Proceeds from stock option exercise	2,486	—

Net cash provided by financing activities	2,486	—

Increase (decrease) in cash and cash equivalents	12,566	(81,360)

Cash and cash equivalents:
Beginning of period	245,292	318,810

End of period	$257,858	$237,450

Supplemental cash flow information:
Cash received during the period for income taxes, net	$12,731	$683,174

Supplemental non-cash information:
Conversion of corporate finance client note receivable to equity investment	$—	$404,959

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Since we were in a loss position, the number of shares used for our basic net loss per share and diluted net loss per share was the same for both periods presented. For the three-month period ended March 31, 2010, we had 473,800 anti-dilutive stock options outstanding and, for the three-month period ended March 31, 2009, we did not have any common stock equivalents outstanding.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	March 31, 2010		December 31, 2009
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$4,931	Level 1	$4,693	Level 1
Corporate equities, not readily marketable	2,776	Level 3	2,776	Level 3
Corporate options/warrants, marketable	448	Level 1	379	Level 1
Underwriter warrants	1,405	Level 3	1,290	Level 3
Underwriter warrants – employee and independent contractor	(20)	Level 3	(10)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2009	$1,290	$(10)	$2,776
Fair value of underwriter warrants received included as a component of corporate finance income	709	—	—
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2009	(594)	(10)	—

Balance, March 31, 2010	$1,405	$(20)	$2,776

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

Note 4. New Accounting Guidance

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. These disclosures are required for fiscal years beginning on or after December 15, 2009. We adopted this guidance in the first quarter of 2010 and any required disclosures are included in Note 4 above. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. These disclosures will require disaggregation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value assets and liabilities. Since these requirements only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

Note 5. Subsequent Events

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through March 31, 2010, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume has increased significantly with China and the U.S. being the most active markets. During the first quarter of 2010, there were 27 IPOs in the U.S., with proceeds totaling $4.1 billion and the outlook is strong. However, U.S. IPO investors are demanding lower valuations. This compares to 1 IPO in the U.S. during the first quarter of 2009 with proceeds totaling $0.7 billion. During 2009, there were 62 U.S. IPOs with gross proceeds totaling $22.8 billion. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.

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

The following table sets forth the changes in our operating results in the first quarter of 2010 compared to the first quarter of 2009 (dollars in thousands):

	Three Months Ended March 31,		Improvement (Decline)	% Improvement (Decline)
	2010	2009
Revenues:
Commissions	$4,142	$2,699	$1,443	53.5%
Corporate finance	1,194	5	1,189	*
Investment loss	(615)	(427)	(188)	(44.0)
Trading income	11	394	(383)	(97.2)
Interest and dividends	5	40	(35)	(87.5)
Other	35	25	10	40

Total revenues	4,772	2,736	2,036	74.4
Expenses:
Commissions and salaries	3,912	2,686	(1,226)	45.6
Underwriting expenses	114	12	(102)	*
Rent, telephone and quotation services	281	303	22	7.3
Professional fees	362	270	(92)	(34.1)
Travel and entertainment	30	29	(1)	(3.4)
Advertising and promotion	48	42	(6)	(14.3)
Settlement expense	—	95	95	*
Bad debt expense	—	2	2	*
Depreciation and amortization	8	19	11	57.9
Other	252	261	9	3.4

Total expenses	5,007	3,719	(1,288)	(34.6)

Loss before income taxes	$(235)	$(983)	$748	76.1%

*	Not meaningful.

Revenues

The continued improvement in the global economy had a positive effect on our results of operations in the first quarter of 2010. For the period from December 31, 2009 to March 31, 2010, the Dow Jones Industrial average and the NASDAQ composite indices increased 4.1% and 5.7%, respectively.

Commissions increased 53.5% in the first quarter of 2010 compared to the first quarter of 2009, primarily due to improving market conditions and an increase in the number of registered representatives. We had 104 registered representatives at March 31, 2010 compared to 92 at December 31, 2009.

Corporate finance income in the first quarter of 2010 included underwriting discounts earned from a follow-on public offering in which we, together with a co-underwriter, raised $6.5 million for our client, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Corporate finance income in the first quarter of 2009 included revenue related to our participation in a closed-end mutual fund.

Investment loss included the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Net unrealized depreciation related to underwriter warrants	$(594)	$(619)
Net unrealized (appreciation) depreciation of underwriter warrants – employee and independent contractor	(10)	94
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(38)	119
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	27	(21)

	$(615)	$(427)

We did not exercise any underwriter warrants in the first quarter of 2010 or 2009. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased $0.4 million to $11,000 in the first quarter of 2010 compared to $0.4 million in the first quarter of 2009. In the first quarter of 2010, trading income was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses increased $1.3 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased retail and corporate finance activity as described in more detail below.

Commissions and salaries increased $1.2 million in the first quarter of 2010 compared to the first quarter of 2009. The increase was primarily due to higher commissions earned on higher commission revenue, compensation earned as a result of investment banking activity in the first quarter of 2010 and the reinstatement of salary cuts that were in effect from February 2009 through November 2009. We did not have any investment banking activity in the first quarter of 2009.

Underwriting expenses increased $102,000 in the first quarter of 2010 compared to the first quarter of 2009 as a result of one investment banking transaction in the first quarter of 2010 compared to none in the first quarter of 2009.

We did not incur any settlement expense in the first quarter of 2010. Settlement expense of $95,000 in the first quarter of 2009 was related to an accrual for a legal matter that was settled in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and receivables from our clearing organization, offset by payables to our clearing organization.

In addition, our sources of liquidity include, to a certain extent, our trading positions, borrowings on those positions and profits realized upon the sale of the securities underlying underwriter warrants exercised. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market. Since many of the securities we hold are thinly traded, and we are, in many cases, a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in NASDAQ securities (which make up most of our trading positions) lead to decreased liquidity in the market for these issues, while rising prices in NASDAQ issues tend to increase the liquidity of the market for these securities.

We believe our cash and receivables from our clearing organization at March 31, 2010 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from March 31, 2010. Our liquidity could be negatively affected by protracted unfavorable market conditions. The major market indices showed improvements in the later part of 2009, which continued in the first quarter of 2010.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2010.

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

At March 31, 2010, we owned 11 underwriter warrants from 9 issuers, all but one of which was exercisable. None of the warrants had an exercise price below the March 31, 2010 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $11,000 in the first quarter of 2010, primarily due to our net loss of $240,000, net non-cash expense items of $125,000 and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $0.5 million to $7.7 million at March 31, 2010 from $8.2 million at December 31, 2009, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $0.3 million to $0.8 million at March 31, 2010 from $0.5 million at December 31, 2009, primarily due to loans to our registered representatives.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2009	$1,290
Receipt of underwriter warrants	709
Net unrealized loss on value of warrants	(594)
Warrants exercised or expired	—

Balance, March 31, 2010	$1,405

Deferred revenue of $0.5 million at March 31, 2010 related to amounts received from our clearing firm based on the execution of a five-year agreement and two, one-year extensions of the agreement, and is being amortized at the rate of $11,822 per month through June 2013.

Underwriter warrants – employee and independent contractor liability of $20,000 at March 31, 2010 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We did not repurchase any shares during the first quarter of 2010 and, at March 31, 2010, 195,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING GUIDANCE

See Note 4 of Notes to Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Amendment, dated October 3, 2008, to Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc.

10.2	Amendment, dated February 12, 2010, to Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2010	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer