Form 10-Q
period 2010-06-30
PAULSON CAPITAL CORP
filed 2010-08-13
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,769,985
(Class)	(Outstanding at August 12, 2010)

PAULSON CAPITAL CORP. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash	$319,588	$245,292
Receivable from clearing organization	10,072,436	10,505,232
Notes and other receivables	877,138	628,508
Income taxes receivable	2,270,326	2,181,895
Trading and investment securities owned, at fair value	8,513,654	7,848,363
Underwriter warrants, at fair value	1,176,000	1,290,000
Prepaid and deferred expenses	424,675	739,934
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $909,571 and $898,107	27,795	41,767

Total Assets	$23,681,612	$23,480,991

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$376,360	$742,641
Payable to clearing organization	3,197,295	2,288,945
Compensation, employee benefits and payroll taxes	771,484	767,574
Trading securities sold, not yet purchased, at fair value	258,596	284
Income taxes payable - long-term	512,460	508,460
Deferred revenue	459,180	275,000
Underwriter warrants—employee and independent contractor, at fair value	12,000	10,000

Total Liabilities	5,587,375	4,592,904

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,769,985 and 5,891,785	2,164,401	2,190,435
Retained earnings	15,929,836	16,697,652

Total Shareholders’ Equity	18,094,237	18,888,087

Total Liabilities and Shareholders’ Equity	$23,681,612	$23,480,991

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Commissions	$4,162,062	$3,516,719	$8,303,651	$6,215,756
Corporate finance	1,653,553	482,876	2,847,432	487,510
Investment income (loss)	(974,617)	1,008,033	(1,589,439)	581,157
Trading income (loss)	(134,154)	1,513,821	(123,233)	1,907,442
Interest and dividends	4,656	60,476	9,304	100,579
Other	47,222	25,076	82,862	50,326

	4,758,722	6,607,001	9,530,577	9,342,770

Expenses
Commissions and salaries	4,048,981	3,277,576	7,960,490	5,963,845
Underwriting expenses	139,070	113,976	252,723	125,629
Rent, telephone and quotation services	285,744	291,139	567,038	593,615
Professional fees	244,573	145,088	606,975	415,046
Travel and entertainment	42,825	21,344	72,487	50,705
Advertising and promotion	45,593	35,349	93,292	77,450
Settlement expense	61,645	66,016	61,645	161,016
Bad debt expense	—	2,291	337	3,883
Depreciation and amortization	7,061	15,434	15,372	34,493
Other	261,942	247,189	513,994	508,240

	5,137,434	4,215,402	10,144,353	7,933,922

Income (loss) before income taxes	(378,712)	2,391,599	(613,776)	1,408,848

Income tax expense (benefit):
Current	(1,000)	302,926	4,000	141,930
Deferred	—	225,000	—	225,000

	(1,000)	527,926	4,000	366,930

Net income (loss)	$(377,712)	$1,863,673	$(617,776)	$1,041,918

Basic net income (loss) per share	$(0.06)	$0.31	$(0.11)	$0.18

Diluted net income (loss) per share	$(0.06)	$0.31	$(0.11)	$0.18

Shares used in per share calculations:
Basic	5,863,463	5,920,373	5,878,650	5,924,307

Diluted	5,863,463	5,920,373	5,878,650	5,924,307

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(617,776)	$1,041,918
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	(1,681,000)	(217,000)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	1,795,000	(387,000)
Unrealized appreciation (depreciation) of underwriter warrants - employee and independent contractor	2,000	(101,000)
Depreciation and amortization	15,372	34,493
Deferred income taxes	—	225,000
Deferred revenue	184,180	(50,000)
Loss on asset disposition	433	134
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,341,146	(4,723,740)
Notes and other receivables	(352,907)	(999,112)
Income taxes receivable	(88,431)	6,403,289
Trading and investment securities owned	(665,291)	(2,249,075)
Prepaid and deferred expenses	419,536	481,642
Accounts payable, accrued liabilities and compensation payables	(362,372)	515,656
Trading securities sold, not yet purchased	258,312	6,935
Income taxes payable - long-term	4,000	8,000

Net cash provided by (used in) operating activities	252,202	(9,860)

Cash flows from investing activities:
Additions to furniture and equipment	(1,832)	(2,480)

Net cash used in investing activities	(1,832)	(2,480)

Cash flows from financing activities:
Proceeds from stock option exercise	2,486	—
Payments to retire common stock	(178,560)	(43,200)

Net cash used in financing activities	(176,074)	(43,200)

Increase (decrease) in cash	74,296	(55,540)

Cash:
Beginning of period	245,292	318,810

End of period	$319,588	$263,270

Supplemental cash flow information:
Cash received during the period for income taxes, net	$122,931	$6,269,359

Supplemental non-cash information:
Conversion of corporate finance client note receivable to equity investment	$—	$404,959

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of June 30, 2010 and December 31, 2009 and for the three and six-month periods ended June 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Since we were in a loss position for the three and six-month periods ended June 30, 2010, the number of shares used for our basic net loss per share and diluted net loss per share calculations for the 2010 periods was the same. In addition, we did not have any common stock equivalents outstanding for the three or six-month periods ended June 30, 2009 and, accordingly, the number of shares used for our basic net loss per share and diluted net loss per share calculations for the 2009 periods was the same. For the three and six-month periods ended June 30, 2010, we had 473,800 and 453,800 anti-dilutive stock options outstanding, respectively.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our assets and (liabilities) carried at fair value (in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$5,170	Level 1	$4,693	Level 1
Corporate equities, not readily marketable	2,965	Level 3	2,776	Level 3
Corporate options/warrants, marketable	379	Level 1	379	Level 1
Underwriter warrants	1,176	Level 3	1,290	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	(259)	Level 1	—	—
Underwriter warrants – employee and independent contractor	(12)	Level 3	(10)	Level 3

Following is a summary of activity related to our Level 3 assets and liabilities carried at fair value (in thousands):

	Corporate Equities, Not Readily Marketable	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor
Balance, December 31, 2009	$2,776	$1,290	$(10)
Fair value of underwriter warrants received included as a component of corporate finance income	—	1,681	—
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2009	189	(1,789)	(2)
Underwriter warrants exercised or expired included as a component of investment income	—	(6)	—

Balance, June 30, 2010	$2,965	$1,176	$(12)

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

Note 4. Repurchase of Common Stock

During the second quarter of 2010, we repurchased 124,000 shares of our common stock at an average price of $1.44 per share for a total of $179,000. These shares were repurchased pursuant to stock repurchase programs approved by our Board of Directors, pursuant to which we are authorized to repurchase up to 800,000 shares of our common stock. Through June 30, 2010, a total of 728,989 shares had been repurchased and, as of June 30, 2010, 71,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

Note 5. Reclassifications

Certain immaterial reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Note 6. Subsequent Events

We have evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

In July 2010, we received $2.1 million of income taxes receivable.

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing under appreciated real estate. Through June 30, 2010, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume has increased significantly with China and the U.S. being the most active markets. During the first six months of 2010, there were 64 IPOs in the U.S., with proceeds totaling $9.2 billion and the outlook is strong. This compares to 14 IPOs in the U.S. during the first six months of 2009 with proceeds totaling $2.4 billion. During all of 2009, there were 62 U.S. IPOs with gross proceeds totaling $22.8 billion. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

The following tables set forth the changes in our operating results in the three and six-month periods ended June 30, 2010 compared to the three and six-month periods ended June 30, 2009 (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Percentage Change
	2010	2009
Revenues:
Commissions	$4,162	$3,517	$645	18.3%
Corporate finance	1,654	483	1,171	242.4
Investment income (loss)	(975)	1,008	(1,983)	(196.7)
Trading income (loss)	(134)	1,514	(1,648)	(108.9)
Interest and dividends	5	60	(55)	(91.7)
Other	47	25	22	88.0

Total revenues	4,759	6,607	(1,848)	(28.0)
Expenses:
Commissions and salaries	4,049	3,278	(771)	(23.5)
Underwriting expenses	139	114	(25)	(21.9)
Rent, telephone and quotation services	286	291	5	1.7
Professional fees	245	145	(100)	(69.0)
Travel and entertainment	43	21	(22)	(104.8)
Advertising and promotion	45	35	(10)	(28.6)
Settlement expense	62	66	4	6.1
Bad debt expense	—	2	2	100.0
Depreciation and amortization	7	16	9	56.3
Other	262	247	(15)	(6.1)

Total expenses	5,138	4,215	(923)	(21.9)

Income (loss) before income taxes	$(379)	$2,392	$(2,771)	(115.8)%

	Six Months Ended June 30,		Favorable (Unfavorable) Change	Percentage Change
	2010	2009
Revenues:
Commissions	$8,304	$6,216	$2,088	33.6%
Corporate finance	2,847	488	2,359	483.4
Investment income (loss)	(1,589)	581	(2,170)	(373.5)
Trading income	(123)	1,907	(2,030)	(106.5)
Interest and dividends	9	101	(92)	(91.1)
Other	83	50	33	66.0

Total revenues	9,531	9,343	188	2.0
Expenses:
Commissions and salaries	7,960	5,964	(1,996)	(33.5)
Underwriting expenses	253	126	(127)	(100.8)
Rent, telephone and quotation services	567	594	27	4.5
Professional fees	607	415	(192)	(46.3)
Travel and entertainment	73	51	(22)	(43.1)
Advertising and promotion	93	77	(16)	(20.8)
Settlement expense	62	161	99	61.5
Bad debt expense	1	4	3	75.0
Depreciation and amortization	15	34	19	55.9
Other	514	508	(6)	(1.2)

Total expenses	10,145	7,934	(2,211)	(27.9)

Income (loss) before income taxes	$(614)	$1,409	$(2,023)	(143.6)%

Revenues

The continued improvement in the global economy had a positive effect on our results of operations in the first two quarters of 2010. For the period from December 31, 2009 to June 30, 2010, the Dow Jones Industrial average (the “Dow”) and the NASDAQ composite indices decreased 6.3% and 7.0%, respectively. The Dow and the NASDAQ indices declined 10.0% and 12.0%, respectively, between March 31, 2010 and June 30, 2010.

Commissions increased 18.3% and 33.6%, respectively, in the three and six-month periods ended June 30, 2010 compared to the same periods of 2009, primarily due to an increase in the number of registered representatives. We had 100 registered representatives at June 30, 2010 compared to 92 at December 31, 2009.

Corporate finance income in the first six months of 2010 included:

•

underwriting discounts earned from a follow-on public offering in the first quarter of 2010, in which we, together with a co-underwriter, raised $6.5 million for BioCurex, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•

underwriting discounts earned from an initial public offering in the second quarter of 2010, in which we raised $17.7 million for S&W Seed Company, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

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

Investment income (loss) included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net unrealized appreciation (depreciation) related to underwriter warrants	$(1,201)	$1,006	$(1,795)	$387
Net unrealized (appreciation) depreciation of underwriter warrants – employee and independent contractor	8	7	(2)	101
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	191	16	181	343
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	27	(21)	27	(250)

	$(975)	$1,008	$(1,589)	$581

We did not exercise any underwriter warrants during the three or six-month periods ended June 30, 2010 or 2009. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income. In order to successfully complete a follow-on offering in the second quarter of 2009, we returned 75,750 ICOP Digital, Inc. (units) underwriter warrants and 17,875 ICOP Digital, Inc. (common and warrant) underwriter warrants to ICOP Digital, Inc.; these warrants were out of the money at the time.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income (loss) from period to period.

Trading income decreased $1.6 million and $2.0 million, respectively, in the three and six-month periods ended June 30, 2010 compared to the same periods of 2009. In the first six months of 2010, trading income was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses increased $0.9 million and $2.2 million, respectively, in the three and six-month periods ended June 30, 2010 compared to the same periods of 2009, as described in more detail below.

Commissions and salaries increased $0.8 million and $2.0 million, respectively, in the three and six-month periods ended June 30, 2010 compared to the same periods of 2009. The increases were primarily due to higher commissions earned on higher commission revenue, increased compensation earned as a result of increased investment banking activity and the reinstatement of salary cuts that were in effect from February 2009 through November 2009.

Underwriting expenses increased $25,000 and $127,000, respectively, in the three and six-month periods ended June 30, 2010 compared to the same periods of 2009 as a result of increased investment banking activity in the 2010 periods compared to the same periods of 2009.

Professional fees increased $0.1 million and $0.2 million, respectively, in the three and six-month periods ended June 30, 2010 compared to the same periods of 2009 as a result of legal activity related to the settlement of claims.

Settlement expense of $62,000 in the three and six-month periods ended June 30, 2010 was related to the settlement of two claims during the second quarter of 2010. Settlement expense of $66,000 and $161,000, respectively, in the three and six-month periods ended June 30, 2009 was related to current legal matters and an accrual for a legal matter that was settled in the second quarter of 2009.

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

We believe our cash and receivables from our clearing organization at June 30, 2010 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from June 30, 2010. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2010.

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

At June 30, 2010, we owned 11 underwriter warrants from 9 issuers, all but 2 of which were exercisable. None of the warrants had an exercise price below the June 30, 2010 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $252,000 in the first six months of 2010, primarily due to our net loss of $618,000, net non-cash expense items of $316,000 and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization decreased $1.3 million to $6.9 million at June 30, 2010 from $8.2 million at December 31, 2009, primarily due to the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $0.3 million to $0.9 million at June 30, 2010 from $0.6 million at December 31, 2009, primarily due to loans to our registered representatives.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2009	$1,290
Receipt of underwriter warrants	1,681
Net unrealized loss on value of warrants	(1,789)
Warrants exercised or expired	(6)

Balance, June 30, 2010	$1,176

Prepaid and deferred expenses decreased $0.3 million to $0.4 million at June 30, 2010 from $0.7 million at December 31, 2009, primarily due to prepaid regulatory registration fees and insurance at December 31, 2009 that were utilized during the first two quarters of 2010.

Accounts payable and accrued expenses decreased $0.3 million to $0.4 million at June 30, 2010 from $0.7 million at December 31, 2009, primarily due to a decrease in amounts due to employees related to underwriter warrants exercised.

Deferred revenue of $0.5 million at June 30, 2010 related to amounts received from our clearing firm based on the execution of a five-year agreement and two, one-year extensions of the agreement, and is being amortized at the rate of $11,822 per month through June 2013.

Underwriter warrants – employee and independent contractor liability of $12,000 at June 30, 2010 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 124,000 shares of our common stock during the first two quarters of 2010 at an average price of $1.44 per share for a total of $179,000. Through June 30, 2010, 728,989 shares had been repurchased and, as of June 30, 2010, 71,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING GUIDANCE

There is no new accounting guidance to be reported.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2010:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	—	$—	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	124,000	1.44	124,000	71,011

Total	124 000	1.44	124,000	71,011

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization also does not have an expiration date.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Lease between Teachers Insurance and Annuity Association of America and Paulson Investment Company, Inc. dated July 28, 2010.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ KAREN L. JOHANNES
Karen L. Johannes
Chief Financial Officer
Principal Financial Officer