Form 10-Q
period 2010-09-30
PAULSON CAPITAL CORP
filed 2010-11-15
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,769,985
(Class)	(Outstanding at November 12, 2010)

PAULSON CAPITAL CORP. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash	$232,987	$245,292
Receivable from clearing organization	8,380,263	10,505,232
Notes and other receivables	1,029,878	524,231
Income taxes receivable	164,320	2,181,895
Trading and investment securities owned, at fair value	7,901,368	7,848,363
Underwriter warrants, at fair value	1,179,000	1,290,000
Prepaid and deferred expenses	532,589	844,211
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $914,719 and $898,107	26,715	41,767

Total Assets	$19,447,120	$23,480,991

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$651,365	$742,641
Payable to clearing organization	153,765	2,288,945
Compensation, employee benefits and payroll taxes	851,373	767,574
Trading securities sold, not yet purchased, at fair value	591	284
Income taxes payable	516,460	508,460
Deferred revenue	420,915	275,000
Underwriter warrants—employee and independent contractor, at fair value	4,000	10,000

Total Liabilities	2,598,469	4,592,904
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 20,000,000 shares authorized; shares issued and outstanding: 5,769,985 and 5,891,785	2,164,401	2,190,435
Retained earnings	14,684,250	16,697,652

Total Shareholders’ Equity	16,848,651	18,888,087

Total Liabilities and Shareholders’ Equity	$19,447,120	$23,480,991

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Commissions	$3,815,600	$3,690,445	$12,119,251	$9,906,201
Corporate finance	31,951	38,714	2,879,383	526,224
Investment income (loss)	13,591	266,512	(1,575,848)	847,669
Trading income (loss)	(602,173)	805,858	(725,406)	2,713,300
Interest and dividends	4,427	55,410	13,731	155,989
Other	38,640	25,333	121,502	75,659

	3,302,036	4,882,272	12,832,613	14,225,042

Expenses:
Commissions and salaries	3,807,955	3,570,015	11,768,445	9,533,860
Underwriting expenses	1,825	31,896	254,548	157,525
Rent, telephone and quotation services	274,043	290,976	841,081	884,591
Professional fees	106,766	143,978	713,741	559,024
Travel and entertainment	56,385	45,640	128,872	96,345
Advertising and promotion	13,711	62,700	107,003	140,150
Settlement expense	11,786	342,128	73,431	503,144
Bad debt expense	—	223,961	337	227,847
Depreciation and amortization	5,148	11,090	20,520	45,583
Other	274,003	250,274	787,997	758,511

	4,551,622	4,972,658	14,695,975	12,906,580

Income (loss) before income taxes	(1,249,586)	(90,386)	(1,863,362)	1,318,462

Income tax expense (benefit):
Current	(4,000)	(509,363)	—	(367,433)
Deferred	—	616,000	—	841,000

	(4,000)	106,637	—	473,567

Net income (loss)	$(1,245,586)	$(197,023)	$(1,863,362)	$844,895

Basic net income (loss) per share	$(0.21)	$(0.03)	$(0.32)	$0.14

Diluted net income (loss) per share	$(0.21)	$(0.03)	$(0.32)	$0.14

Shares used in per share calculations:
Basic	5,863,463	5,921,569	5,842,030	5,910,226

Diluted	5,863,463	5,921,569	5,842,030	5,958,503

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,863,362)	$844,895
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	(1,681,000)	(217,000)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	1,792,000	(585,000)
Unrealized depreciation/expiration of underwriter warrants - employee and independent contractor	(6,000)	(75,000)
Stock-based compensation	—	241,000
Depreciation and amortization	20,520	45,583
Deferred income taxes	—	841,000
Bad debt expense	—	227,847
Loss on asset disposition	433	134
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	(10,211)	(5,052,701)
Notes and other receivables	(505,647)	(923,766)
Income taxes receivable	2,017,575	5,910,426
Trading and investment securities owned	(53,005)	(2,215,740)
Prepaid and deferred expenses	311,622	232,741
Deferred revenue	145,915	(75,000)
Accounts payable, accrued liabilities and compensation payables	(7,477)	730,224
Trading securities sold, not yet purchased	307	550
Income taxes payable - long-term	8,000	11,000

Net cash provided by (used in) operating activities	169,670	(58,807)

Cash flows from investing activities:
Additions to furniture and equipment	(5,901)	(2,481)

Net cash used in investing activities	(5,901)	(2,481)

Cash flows from financing activities:
Proceeds from stock option exercises	2,486	5,650
Payments to retire common stock	(178,560)	(43,200)

Net cash used in financing activities	(176,074)	(37,550)

Decrease in cash	(12,305)	(98,838)

Cash:
Beginning of period	245,292	318,810

End of period	$232,987	$219,972

Supplemental cash flow information:
Cash received during the period for income tax refunds, net	$1,991,075	$6,288,859

Supplemental non-cash information:
Conversion of corporate finance client note receivable to equity investment	$—	$404,959

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of September 30, 2010 and December 31, 2009 and for the three and nine-month periods ended September 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares used for basic net income (loss) per share	5,863,463	5,921,569	5,842,030	5,910,226
Effect of dilutive stock options	—	—	—	48,277

Shares used for diluted net income (loss) per share	5,863,463	5,921,569	5,842,030	5,958,503

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	448,800	482,500	448,800	—

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our assets and (liabilities) carried at fair value (in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$4,650	Level 1	$4,693	Level 1
Corporate equities, not readily marketable	2,965	Level 3	2,776	Level 3
Corporate options/warrants, marketable	286	Level 1	379	Level 1
Underwriter warrants	1,179	Level 3	1,290	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	(1)	Level 1	—	—
Underwriter warrants – employee and independent contractor	(4)	Level 3	(10)	Level 3

Following is a summary of activity related to our Level 3 assets and liabilities carried at fair value (in thousands):

	Corporate Equities, Not Readily Marketable	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor
Balance, December 31, 2009	$2,776	$1,290	$(10)
Fair value of underwriter warrants received included as a component of corporate finance income	—	1,681	—
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2009	189	(1,786)	5
Underwriter warrants exercised or expired included as a component of investment income	—	(6)	1

Balance, September 30, 2010	$2,965	$1,179	$(4)

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

Note 4. Repurchase of Common Stock

During 2010, we repurchased 124,000 shares of our common stock at an average price of $1.44 per share for a total of $179,000; all of these repurchases occurred during the second quarter. These shares were repurchased pursuant to stock repurchase programs approved by our Board of Directors, pursuant to which we are authorized to repurchase up to 800,000 shares of our common stock. Through September 30, 2010, a total of 728,989 shares had been repurchased and, as of September 30, 2010, 71,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through September 30, 2010, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume has increased significantly in 2010 with China and the U.S. being the most active markets. During the first nine months of 2010, there were 97 IPOs in the U.S., with proceeds totaling $14.2 billion and the outlook is strong. This compares to 31 IPOs in the U.S. during the first nine months of 2009 with proceeds totaling $8.9 billion. During all of 2009, there were 63 U.S. IPOs with gross proceeds totaling $22.8 billion. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

Our investment and trading income or loss is affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme. As a result, the value of our investment portfolio and securities held in connection with our trading and investment activities has experienced large quarterly fluctuations in income or loss and our net worth has substantially increased or decreased as our securities holdings are marked to market.

A substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants generally have a five-year expiration date and are subject to a restricted period of six months to one-year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with PIPEs, which have varying terms and conditions.

CURRENT EVENTS

For 2010, we suspended the Summer 2010 investment banking conference and are suspending the November 2010 Westergaard Conference and we plan to continue only essential business expenditures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.

RESULTS OF OPERATIONS

Our revenues and operating results are influenced by fluctuations in the equity markets as well as general economic and market conditions, particularly conditions in the NASDAQ and the over-the-counter markets, where our investment and trading positions and the underlying stock for the underwriter warrants are heavily concentrated. Significant fluctuations can occur in our revenues and operating results from one period to another. Our results of operations depend upon many factors, such as the number of companies that are seeking financing, the quality and financial condition of those companies, market conditions in general, the performance of our previous underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. Our revenues include the following:

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

The following tables set forth the changes in our operating results in the three and nine-month periods ended September 30, 2010 compared to the three and nine-month periods ended September 30, 2009 (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Percentage Change
	2010	2009
Revenues:
Commissions	$3,815	$3,690	$125	3.4%
Corporate finance	32	39	(7)	(17.9)
Investment income	14	267	(253)	(94.8)
Trading income (loss)	(602)	806	(1,408)	(174.7)
Interest and dividends	4	55	(51)	(92.7)
Other	39	25	14	56.0

Total revenues	3,302	4,882	(1,580)	(32.4)
Expenses:
Commissions and salaries	3,808	3,570	(238)	(6.7)
Underwriting expenses	2	32	30	93.8
Rent, telephone and quotation services	274	291	17	5.8
Professional fees	107	144	37	25.7
Travel and entertainment	56	46	(10)	(21.7)
Advertising and promotion	14	63	49	77.8
Settlement expense	12	342	330	96.5
Bad debt expense	—	224	224	100.0
Depreciation and amortization	5	11	6	54.5
Other	274	250	(24)	(9.6)

Total expenses	4,552	4,973	421	8.5

Loss before income taxes	$(1,250)	$(91)	$(1,159)	* %

	Nine Months Ended September 30,		Favorable (Unfavorable) Change	Percentage Change
	2010	2009
Revenues:
Commissions	$12,119	$9,906	$2,213	22.3%
Corporate finance	2,879	526	2,353	447.3
Investment income (loss)	(1,576)	848	(2,424)	(285.8)
Trading income (loss)	(725)	2,713	(3,438)	(126.7)
Interest and dividends	14	156	(142)	(91.0)
Other	122	76	46	60.5

Total revenues	12,833	14,225	(1,392)	(9.8)
Expenses:
Commissions and salaries	11,768	9,534	(2,234)	(23.4)
Underwriting expenses	255	158	(97)	(61.4)
Rent, telephone and quotation services	841	885	44	5.0
Professional fees	714	559	(155)	(27.7)
Travel and entertainment	129	96	(33)	(34.4)
Advertising and promotion	107	140	33	23.6
Settlement expense	73	503	430	85.5
Bad debt expense	—	228	228	100.0
Depreciation and amortization	21	46	25	54.3
Other	788	758	(30)	(4.0)

Total expenses	14,696	12,907	(1,789)	(13.9)

Income (loss) before income taxes	$(1,863)	$1,318	$(3,181)	(241.4)%

*	Not meaningful.

Revenues

The continued improvement in the global economy and increases in the major market indices have had a positive effect on our corporate finance and retail commissions revenues in the first three quarters of 2010. For the period from December 31, 2009 to September 30, 2010, the Dow Jones Industrial average (the “Dow”) and the NASDAQ composite indices increased 3.4% and 4.3%, respectively. The Dow and the NASDAQ indices increased 10.3% and 12.2%, respectively, between June 30, 2010 and September 30, 2010.

Commissions increased 3.4% and 22.3%, respectively, in the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009, primarily due to an increase in the number of registered representatives. We had 104 registered representatives at September 30, 2010 compared to 92 at December 31, 2009.

Corporate finance revenue in the first nine months of 2010 included:

•

underwriting fees earned from a follow-on public offering in the first quarter of 2010, in which we, together with a co-underwriter, raised $6.5 million for BioCurex, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•

underwriting fees earned from an initial public offering in the second quarter of 2010, in which we raised $15.4 million for S&W Seed Company, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Corporate finance revenue in the first nine months of 2009 included:

•	placement agent fees earned from a bridge offering in the third quarter of 2009 in which we raised $450,000;

•

underwriting fees earned related to a follow-on public offering in which we raised $3.4 million for ICOP Digital, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	revenue related to our participation in closed-end mutual funds.

Investment income (loss) included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net unrealized appreciation (depreciation) related to underwriter warrants	$3	$198	$(1,792)	$585
Net unrealized (appreciation) depreciation of underwriter warrants – employee and independent contractor	8	(26)	6	75
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	34	1,616	214	1,959
Net realized gains (losses) on the sale of securities with quoted market prices, securities that are not readily marketable and gains from the exercise of underwriter warrants	(31)	(1,521)	(4)	(1,771)

	$14	$267	$(1,576)	$848

We did not exercise any underwriter warrants during the three or nine-month periods ended September 30, 2010 or 2009. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income. In connection with a follow-on offering in the second quarter of 2009, we returned 75,750 ICOP Digital, Inc. (units) underwriter warrants and 17,875 ICOP Digital, Inc. (common and warrant) underwriter warrants to ICOP Digital, Inc.; these warrants were out of the money at the time.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income (loss) from period to period.

Trading income decreased $1.4 million and $3.4 million, respectively, in the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009. In the first nine months of 2010, trading income was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses decreased $0.4 million and increased $1.8 million, respectively, in the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009, as described in more detail below.

Commissions and salaries increased $0.2 million and $2.2 million, respectively, in the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009. The increases were primarily due to higher commissions earned on higher commission revenue, increased compensation earned as a result of increased investment banking activity in the nine-month period and the termination of salary cuts that were in effect from February 2009 through November 2009.

Underwriting expenses decreased $30,000 and increased $97,000, respectively, in the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009 as a result of the timing and level of investment banking activity in the 2010 and 2009 periods.

Professional fees decreased $37,000 and increased $155,000, respectively, in the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009 as a result of legal fees on open claims.

Settlement expense of $12,000 and $73,000, respectively, in the three and nine-month periods ended September 30, 2010 was related to the settlement of two claims during the second quarter of 2010, and an accrual for one claim in the third quarter of 2010. Settlement expense of $342,000 and $503,000, respectively, in the three and nine-month periods ended September 30, 2009 was primarily related to a failed corporate finance transaction, partially offset by insurance recoveries.

Bad debt expense is recorded when amounts are determined to be uncollectible. There was no bad debt expense recognized in the three-month period ended September 30, 2010 and an immaterial amount was recognized in the nine-month period ended September 30, 2010. Bad debt expense totaled $224,000 and $228,000, respectively, in the three and nine-month periods ended September 30, 2009 and was related to the write-off of a note receivable from a corporate finance client.

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

We believe our cash and receivables from our clearing organization at September 30, 2010 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from September 30, 2010. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2010.

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

At September 30, 2010, we owned 9 underwriter warrants from 9 issuers, all but 2 of which were exercisable. None of the warrants had an exercise price below the September 30, 2010 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $170,000 in the first nine months of 2010, primarily due to our net loss of $1.9 million offset by net non-cash expense items of $126,000 and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $8.2 million at both September 30, 2010 and December 31, 2009. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $0.5 million to $1.0 million at September 30, 2010 from $0.5 million at December 31, 2009, primarily due to loans to our registered representatives.

Income taxes receivable decreased $2.0 million to $0.2 million at September 30, 2010 from $2.2 million at December 31, 2009, due to the receipt of a $2.1 million income tax refund in July 2010.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2009	$1,290
Receipt of underwriter warrants	1,681
Net unrealized loss on value of warrants	(1,786)
Warrants exercised or expired	(6)

Balance, September 30, 2010	$1,179

Prepaid and deferred expenses decreased $0.3 million to $0.5 million at September 30, 2010 from $0.8 million at December 31, 2009, primarily due to prepaid regulatory registration fees and insurance at December 31, 2009 that were utilized during the first three quarters of 2010.

Deferred revenue of $0.4 million at September 30, 2010 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $12,755 per month through June 2013.

Underwriter warrants – employee and independent contractor liability of $4,000 at September 30, 2010 represented the fair value of underwriter warrants held for which the gain from the sale of the related stock upon exercise is due to certain employees.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 124,000 shares of our common stock during the first three quarters of 2010 at an average price of $1.44 per share for a total of $179,000. Through September 30, 2010, 728,989 shares had been repurchased and, as of September 30, 2010, 71,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Third Amendment, dated September 21, 2010, to Office Lease dated as of May 6, 1997
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ MURRAY G. SMITH
Murray G. Smith
Interim Chief Financial Officer
Principal Financial Officer