Form 10-K
period 2010-12-31
PAULSON CAPITAL CORP
filed 2011-03-10
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,645,577, computed by reference to the last sales price ($1.38) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010).

The number of shares outstanding of the registrant’s common stock as of March 10, 2011 was 5,767,985 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

PAULSON CAPITAL CORP.

2010 FORM 10-K ANNUAL REPORT

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2010, we had not purchased any real estate.

Overview

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume increased significantly in 2010 compared to 2009 with China and the U.S. being the most active markets. During 2010, there were 154 IPOs in the U.S., with proceeds totaling $38.7 billion, and the outlook for 2011 is strong. This compares to 63 IPOs in the U.S. during 2009 with proceeds totaling $21.9 billion. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

Our investment and trading income or loss is affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme. As a result, the value of our investment portfolio and securities held in connection with our trading and investment activities has experienced large quarterly fluctuations in income or loss, and our net worth has substantially increased or decreased as our securities holdings are marked to market.

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

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

Year Ended December 31,	2010	2009
Commissions	$16,211	$13,475
Corporate finance	2,999	564
Investment loss	(1,672)	(313)
Trading income	327	1,236
Interest and dividends	18	179
Other	211	104

	$18,094	$15,245

In 2010 and 2009, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

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

Between June 1, 1978 and December 31, 2010, we acted as the managing underwriter or co-managing underwriter for 164 public securities offerings, raising approximately $1.2 billion for corporate finance clients. Of these, 93 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

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

In 2010, we completed one initial public offering in which we, together with a co-underwriter, raised $15.4 million for S&W Seed Company. In addition, we completed two follow-on public offerings in which we raised $6.0 million for BioCurex, Inc. and $0.7 million for Healthy Fast Food, Inc.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from our trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2010, we held securities of 4 privately-held companies in our investment accounts with a fair value of $2.9 million.

Trading Income and Market Making

In addition to executing trades as an agent, we regularly act as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. At December 31, 2010, we made a market in 33 securities of 22 issuers. Of these, 11 were issuers for which we had acted as managing or co-managing underwriter of public financings.

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

Branch Offices

Our branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch. We typically receive between 10% and 15% of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with us, and we assume the same compliance and regulatory obligations as would be the case if we were fully responsible for the branch’s expenses. As of December 31, 2010, we had 39 branch offices in California, Colorado, Connecticut, Florida, Georgia, New Jersey, New York,

Oregon, Utah and Washington. All of these branches, except our offices in Portland and Salem, Oregon and Manhattan, New York, operate as independent contractor offices. We continue to be responsible for all expenses of the Portland, Salem and Manhattan offices.

Regulation

We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of FINRA. We are also registered as a broker-dealer and investment advisor under the laws of all 50 states, Washington, D.C. and Puerto Rico.

We are a member of the Securities Investor Protection Corporation (“SIPC”), which provides, in the event of the liquidation of a broker-dealer, protection for customers’ accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers.

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

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness” or $100,000, whichever is greater. In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in fair value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2010, we had net capital of $9.4 million, which exceeded our minimum requirement of $0.1 million by $9.3 million. The ratio of aggregate indebtedness of $1.7 million to net capital of $9.4 million at December 31, 2010, was 0.18 to 1.

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

The securities industry has become more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, the 2008 financial crisis made an unprecedented impact on the financial services industry. Most of the biggest investment banks, including Bear Stearns, Lehman Bros. and Merrill Lynch, no longer exist, and Goldman Sachs and Morgan Stanley have become bank holding companies. These developments resulted in uncertainty in the securities industry that abated in late 2009. The surviving investment banks reported strong earnings in 2009 and 2010, which was driven by fixed income activity and the reduction of competition.

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

Employees

At December 31, 2010, we had 65 employees (of which 63 were full-time). Of these, 38 were executives and support staff and 27 were involved in brokerage activities and compensated primarily on a commission basis. We also had independent contractor arrangements with 68 independent contractors, all of whom are compensated solely on a commission basis.

ITEM 1A.	RISK FACTORS

As a Smaller Reporting Company, this information is not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable as there are no outstanding comment letters.

ITEM 2.	PROPERTIES

We lease 17,100 square feet of office space in Portland, Oregon under a lease expiring July 31, 2012. The base monthly rental rate on this lease is currently $29,560. Our Salem, Oregon office leases 3,759 square feet of space under a lease that expires in October 2011 at a monthly rent of $4,502, with rent subject to increases based upon inflation. We also lease 2,500 square feet of space for our office in Manhattan, New York under a lease expiring September 30, 2011. The base monthly rental rate on this lease is currently $13,316. Our operating leases are accounted for on a straight-line basis. Based on the upcoming expiration of the leases in Portland and Manhattan, we are currently evaluating our office space needs and options in these markets. We are currently evaluating an expansion of our leased space in our existing Salem location. The other branch offices lease space but, under the terms of the relationship between us and these offices, we are not responsible for these leasing costs.

ITEM 3.	LEGAL PROCEEDINGS

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense totaled $116,000 and $565,000 in 2010 and 2009, respectively, and, at December 31, 2010, we had $29,000 accrued for pending legal matters.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the NASDAQ Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2010.

Year Ended December 31, 2009	High	Low
Quarter 1	$1.60	$0.88
Quarter 2	1.25	0.80
Quarter 3	2.51	1.11
Quarter 4	1.88	1.34

Year Ended December 31, 2010	High	Low
Quarter 1	$1.62	$1.26
Quarter 2	1.53	1.20
Quarter 3	1.35	1.19
Quarter 4	1.24	0.88

As of December 31, 2010, we had 432 shareholders of record and 376 beneficial shareholders.

No dividends were declared or paid in 2009 or 2010. Net capital requirements may limit our ability to pay future dividends to our shareholders.

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2010, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume increased significantly in 2010 compared to 2009 with China and the U.S. being the most active markets. During 2010, there were 154 IPOs in the U.S., with proceeds totaling $38.7 billion and the outlook for 2011 is strong. This compares to 63 IPOs in the U.S. during 2009 with proceeds totaling $21.9 billion. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

Revenue Recognition

Securities transactions and related commissions revenue, including the sale of investment company shares, are recorded on a trade date basis. Underwriter’s fees and other underwriting revenues are recognized at the time the underwriting is completed. Revenue from sales of other securities including tax deferred units and insurance products is recorded when the units are sold. Revenue from the receipt of underwriter warrants is recognized when the underwriting is completed and the warrants are received based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We cannot assure you that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model. At December 31, 2010, the value of underwriter warrants was $1.1 million, which is included as a separate line item on our consolidated balance sheet.

Fair Value of Investments

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable fair value. We are required to carry these securities at fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2010, the fair value of investments which do not have a readily ascertainable fair value was $2.9 million and was included as a component of trading and investment securities owned on our consolidated balance sheet.

Legal Reserves

We record reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from our business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to us on certain of these claims. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent we believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating our liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client’s account, the possibility of wrongdoing on the part of our employee and/or independent contractor, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with legal counsel, management, based on its understanding of the facts, accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the consolidated balance sheets under the caption “accounts payable and accrued expenses.” At December 31, 2010, we had $29,000 accrued for pending legal matters.

Income Taxes

Benefits for uncertain tax positions are recognized when they are considered “more-likely-than-not” to be sustained by the taxing authority. At December 31, 2010, we had unrecognized tax benefits of $123,000, all of which would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were $21,000. We believe it is reasonably possible that the total amount of unrecognized tax benefits, including interest, may decrease by approximately $144,000 within the next 12 months due to the closure of certain statutes of limitations.

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

RESULTS OF OPERATIONS

Our revenues and operating results are influenced by fluctuations in the equity markets as well as general economic and market conditions, particularly conditions in the NASDAQ and over-the-counter markets, where our investment and trading positions and the underlying stock for the underwriter warrants are heavily concentrated. Significant fluctuations can occur in our revenues and operating results from one period to another. Our results of operations depend upon many factors, such as the number of companies that are seeking financing, the quality and financial condition of those companies, market conditions in general, the performance of our previous underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. Our revenues include the following:

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

•	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following table sets forth the changes in our operating results in 2010 compared to 2009 (dollars in thousands):

	Year Ended December 31,		Favorable (Unfavorable)	Percentage
	2010	2009	Change	Change
Revenues:
Commissions	$16,211	$13,475	$2,736	20.3%
Corporate finance	2,999	564	2,435	431.7
Investment loss	(1,672)	(313)	(1,359)	(434.2)
Trading income (loss)	327	1,236	(909)	(73.5)
Interest and dividends	18	179	(161)	(89.9)
Other	211	104	107	102.9

Total revenues	18,094	15,245	2,849	18.7
Expenses:
Commissions and salaries	15,773	12,848	(2,925)	(22.8)
Underwriting expenses	361	209	(152)	(72.7)
Rent and utilities	549	545	(4)	(0.7)
Communication and quotation services	544	624	80	12.8
Professional fees	778	730	(48)	(6.6)
Travel and entertainment	147	143	(4)	(2.8)
Advertising and promotion	119	185	66	35.7
Settlement expense	117	565	448	79.3
Bad debt expense	182	1,214	1,032	85.0
Depreciation and amortization	25	55	30	54.5
Licenses, taxes and insurance	376	374	(2)	(0.5)
Other	710	648	(62)	(9.6)

Total expenses	19,681	18,140	(1,541)	(8.5)

Loss before income taxes	$(1,587)	$(2,895)	$1,308	45.2%

Revenues

The continued improvement in the global economy and increases in the major market indices had a positive effect on our corporate finance and retail commissions revenues in 2010. For the period from December 31, 2009 to December 31, 2010, the Dow Jones Industrial average (the “Dow”) and the NASDAQ composite indices increased 11.0% and 16.9%, respectively.

Commissions increased 20.3% in 2010 compared to 2009, primarily due to the improved economy and an increase in the number of registered representatives. We had 95 registered representatives at December 31, 2010 compared to 92 at December 31, 2009.

Corporate finance revenue in 2010 included:

•

underwriting fees earned from a follow-on public offering in the first quarter of 2010, in which we raised $6.0 million for BioCurex, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•

underwriting fees earned from an initial public offering in the second quarter of 2010, in which we, together with a co-underwriter, raised $15.4 million for S&W Seed Company, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•

underwriting fees earned from a follow-on public offering in the fourth quarter of 2010, in which we raised $0.7 million for Healthy Fast Food, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	revenue related to our participation in closed-end mutual funds.

Corporate finance revenue in 2009 included underwriting commissions earned from the following:

•	a bridge offering in which we raised $450,000;

•	a follow-on public offering in which we raised $3.4 million for ICOP Digital, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	revenue related to our participation in closed-end mutual funds.

Investment loss included the following (in thousands):

	Year Ended December 31,
	2010	2009
Net unrealized depreciation related to underwriter warrants	$(1,871)	$(602)
Net unrealized depreciation of underwriter warrants – employee and independent contractor	10	114
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	193	3,922
Net realized losses on the sale of securities with quoted market prices and securities that are not readily marketable	(4)	(3,747)

	$(1,672)	$(313)

We did not exercise any underwriter warrants in 2010 or 2009. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased $0.9 million in 2010 compared to 2009. In 2010, trading income was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses increased $1.5 million in 2010 compared to 2009, as described in more detail below.

Commissions and salaries increased $2.9 million in 2010 compared to 2009. The increase was primarily due to higher commissions earned on higher commission revenue and increased compensation earned as a result of increased investment banking activity in 2010.

Underwriting expenses increased $152,000 in 2010 compared to 2009 as a result of the timing and level of investment banking activity in the respective periods.

Settlement expense decreased $448,000 in 2010 compared to 2009. 2009 settlement expense of $565,000 was primarily related to a failed corporate finance transaction.

Bad debt expense is recorded for specific amounts when collection is determined by management to be doubtful. Bad debt expense totaled $182,000 in 2010 and primarily related to the write-off of receivables from independent brokers. Bad debt expense totaled $1.2 million in 2009 and was related to the write-offs of notes receivable from two corporate finance clients.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and receivables from our clearing organization, offset by payables to our clearing organization.

In addition, our sources of liquidity include, to a certain extent, our trading positions, borrowings on those positions and profits realized upon the sale of the securities underlying underwriter warrants exercised. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market. Since many of the securities we hold are thinly traded, and we are, in many cases, a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in NASDAQ and over-the-counter securities (which make up most of our trading positions) lead to decreased liquidity in the market for these issues, while rising prices in NASDAQ and over-the-counter issues tend to increase the liquidity of the market for these securities.

We believe our cash and receivables from our clearing organization at December 31, 2010 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from December 31, 2010. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2010.

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

At December 31, 2010, we owned 10 underwriter warrants from 9 issuers, all but 3 of which were exercisable. None of the warrants had an exercise price below the December 31, 2010 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $315,000 in 2010, primarily due to our net loss of $1.2 million offset by net non-cash expense items of $365,000 and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $7.8 million at December 31, 2010 and $8.2 million at December 31, 2009. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $0.3 million to $0.8 million at December 31, 2010 from $0.5 million at December 31, 2009, primarily due to loans to our registered representatives.

Income taxes receivable decreased $2.1 million to $0.1 million at December 31, 2010 from $2.2 million at December 31, 2009, primarily due to the $2.0 million of net cash received for income tax refunds.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2009	$1,290
Receipt of underwriter warrants	1,703
Net unrealized loss on value of warrants	(1,865)
Warrants exercised or expired	(6)

Balance, December 31, 2010	$1,122

Prepaid and deferred expenses decreased $0.3 million to $0.5 million at December 31, 2010 from $0.8 million at December 31, 2009, primarily due to the timing of insurance payments.

Deferred revenue of $0.4 million at December 31, 2010 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $12,755 per month through June 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 124,000 shares of our common stock during 2010 at an average price of $1.44 per share for a total of $179,000. Through December 31, 2010, 728,989 shares had been repurchased and, as of December 31, 2010, 71,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as it is not required for Non-Accelerated Filers, which include Smaller Reporting Companies.

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

The information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	423,800	$1.13	—

Equity compensation plans not approved by shareholders	—	—	—

Total	423,800	$1.13	—

(1)	Includes our 1999 Stock Option Plan, which expired in September 2009.

Additional information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Director Independence” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Registered Public Accountants” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements and Schedules, together with the reports thereon of Peterson Sullivan LLP and McGladrey & Pullen, LLP, are included on the pages indicated below:

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 18, 1989 ).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 18, 2007).

10.1	Office Lease renewal for the period from June 1, 1997 to May 31, 2001, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997).

10.2	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).

10.3	Amendment 2 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2008).

10.4	Amendment 3, dated September 21, 2010, to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010).

10.5	Lease between Teachers Insurance and Annuity Association of America and Paulson Investment Company, Inc. dated July 28, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010).

10.6*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 1999).

10.7*	Form of Incentive Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corporation 1999 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.8*	Form of Non-Qualified Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corporation 1999 Stock Option Plan. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.9	Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006).

10.10	Amendment, dated October 3, 2008, to Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010).

10.11	Amendment, dated February 12, 2010, to Fully Disclosed Clearing Agreement between RBC Dain Correspondent Services and Paulson Investment Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010).

16	Letter from McGladrey & Pullen, LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K filed August 31, 2010).

21	Subsidiaries of Paulson Capital Corp. (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2008).

23.1	Consent of Peterson Sullivan LLP

23.2	Consent of McGladrey & Pullen, LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2011:

PAULSON CAPITAL CORP.
(Registrant)

By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2011.

SIGNATURE	TITLE

/s/ CHESTER L. F. PAULSON	Chairman of the Board, President
Chester L. F. Paulson	and Chief Executive Officer
(Principal Executive Officer)

/s/ MURRAY G. SMITH	Chief Financial Officer
Murray G. Smith	(Principal Financial Officer)

/s/ STEVE H. KLEEMANN	Director
Steve H. Kleemann

/s/CHARLES L. F. PAULSON	Director
Charles L.F. Paulson

/s/ SHANNON P. PRATT	Director
Shannon P. Pratt

/s/ PAUL F. SHOEN	Director
Paul F. Shoen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Paulson Capital Corp.

Portland, Oregon

We have audited the accompanying consolidated balance sheet of Paulson Capital Corp. and Subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules of Paulson Capital Corp. and Subsidiaries listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 10, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Paulson Capital Corp.

We have audited the accompanying consolidated balance sheet of Paulson Capital Corp. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included Schedule II, Valuation and Qualifying Accounts of Paulson Capital Corp. and Subsidiaries for the year ended December 31, 2009 as listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 30, 2010

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Cash	$375,649	$245,292
Receivable from clearing organization	8,076,637	10,505,232
Notes and other receivables, net of allowances for doubtful accounts of $100,000 and $0	767,842	524,231
Income taxes receivable	126,451	2,181,895
Trading and investment securities owned, at fair value	8,648,123	7,848,363
Underwriter warrants, at fair value	1,122,000	1,290,000
Prepaid and deferred expenses	539,181	844,211
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $918,443 and $898,107	25,398	41,767

Total Assets	$19,681,281	$23,480,991

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$319,433	$742,641
Payable to clearing organization	318,782	2,288,945
Compensation, employee benefits and payroll taxes	1,014,579	767,574
Trading securities sold, not yet purchased, at fair value	5,565	284
Income taxes payable—uncertain tax positions	144,075	508,460
Deferred revenue	382,650	275,000
Underwriter warrants—employee and independent contractor, at fair value	—	10,000

Total Liabilities	2,185,084	4,592,904

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding:
5,769,985 and 5,891,785	2,164,401	2,190,435
Retained earnings	15,331,796	16,697,652

Total Shareholders’ Equity	17,496,197	18,888,087

Total Liabilities and Shareholders’ Equity	$19,681,281	$23,480,991

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
Revenues
Commissions	$16,211,483	$13,475,302
Corporate finance	2,998,988	563,605
Investment loss	(1,672,380)	(312,969)
Trading income	326,740	1,236,406
Interest and dividends	18,080	179,183
Other	211,561	103,416

	18,094,472	15,244,943
Expenses
Commissions and salaries	15,773,443	12,848,250
Underwriting expenses	361,179	208,815
Rent and utilities	549,419	545,109
Communication and quotation services	543,761	623,764
Professional fees	777,653	729,673
Travel and entertainment	146,995	143,112
Advertising and promotion	119,443	184,788
Settlement expense	116,479	565,384
Bad debt expense	182,038	1,214,268
Depreciation and amortization	24,636	55,425
Licenses, taxes and insurance	375,939	373,797
Other	710,093	647,680

	19,681,078	18,140,065

Loss before income taxes	(1,586,606)	(2,895,122)

Income tax expense (benefit)
Current	(370,791)	(1,879,000)
Deferred	—	1,409,000

	(370,791)	(470,000)

Net loss	$(1,215,815)	$(2,425,122)

Basic and diluted net loss per share	$(0.21)	$(0.41)

Shares used in basic and diluted per share calculations	5,823,871	5,904,484

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2010 and 2009

				Total
	Common Stock		Retained	Shareholders’
	Shares	Amount	Earnings	Equity
Balance at December 31, 2008	5,928,285	$1,947,280	$19,154,934	$21,102,214

Stock option grant	—	241,000	—	241,000
Stock options exercised and related income tax benefit	11,500	13,195	—	13,195
Redemption of common stock	(48,000)	(11,040)	(32,160)	(43,200)
Net loss	—	—	(2,425,122)	(2,425,122)

Balance at December 31, 2009	5,891,785	2,190,435	16,697,652	18,888,087

Stock options exercised and related income tax benefit	2,200	2,486	—	2,486
Redemption of common stock	(124,000)	(28,520)	(150,041)	(178,561)
Net loss	—	—	(1,215,815)	(1,215,815)

Balance at December 31, 2010	5,769,985	$2,164,401	$15,331,796	$17,496,197

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,215,815)	$(2,425,122)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Receipt of underwriter warrants	(1,703,000)	(217,000)
Unrealized depreciation/expiration of underwriter warrants	1,871,000	602,000
Unrealized depreciation/expiration of underwriter warrants - employee and independent contractor	(10,000)	(114,000)
Stock-based compensation	—	241,000
Depreciation and amortization	24,636	55,425
Deferred income taxes	—	1,094,654
Valuation allowance on deferred tax assets	—	314,346
Bad debt expense	182,038	1,214,268
Loss on asset disposition	432	280
Change in assets and liabilities:
Receivable from/payable to clearing organization	458,432	(3,236,551)
Notes and other receivables	(425,649)	(698,513)
Income taxes receivable	2,055,444	4,298,804
Trading and investment securities owned	(799,760)	(1,642,225)
Prepaid and deferred expenses	305,030	40,925
Deferred revenue	107,650	(100,000)
Accounts payable, accrued liabilities and compensation payables	(176,203)	336,933
Trading securities sold, not yet purchased	5,281	284
Income taxes payable—uncertain tax positions	(364,385)	193,460

Net cash provided by (used in) operating activities	315,131	(41,032)
Cash flows from investing activities:
Additions to furniture and equipment	(8,699)	(2,481)

Net cash used in investing activities	(8,699)	(2,481)
Cash flows from financing activities:
Proceeds from stock option exercise and related tax benefit	2,486	13,195
Redemption of common stock	(178,561)	(43,200)

Net cash used in financing activities	(176,075)	(30,005)

Increase (decrease) in cash	130,357	(73,518)

Cash:
Beginning of year	245,292	318,810

End of year	$375,649	$245,292

Supplemental cash flow information:
Cash received during the period for income tax refunds, net	$1,998,599	$6,371,464

Supplemental non-cash information:
Conversion of corporate finance client note receivable to equity investment	$—	$404,959

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

We also have a 100% owned subsidiary, Paulson Capital Properties, LLC, for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2010, we had not purchased any real estate.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company, Inc. and Paulson Capital Properties, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates regarding the fair value of underwriter warrants, not readily marketable securities and legal reserves are significant estimates and these estimates could change in the near term. Actual results could differ from those estimates.

Revenue Recognition

Securities transactions and related commissions revenue, including the sale of investment company shares, are recorded on a trade date basis. Underwriter’s fees and other underwriting revenues are recognized at the time the underwriting is completed. Revenue from sales of other securities including tax deferred units and insurance products is recorded when the units are sold. Revenue from the receipt of underwriter warrants is recognized when the underwriting is completed and the warrants are received based on the estimated fair value of the securities received as estimated using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

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

In addition, at December 31, 2009, we had recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us if the warrants are exercised and the related stock is sold. There was no value related to these warrants at December 31, 2010. See also Note 4.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive. Basic earnings per share is the same as diluted earnings per share for the years ended December 31, 2010 and 2009 since we were in a loss position in both years.

Advertising

Advertising costs are charged to expense when incurred.

Stock-Based Compensation

Stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We utilize the Black-Scholes option pricing model for determining the fair value of awards. See also Note 9.

Comprehensive Income (Loss)

We had no comprehensive income (loss) items; accordingly, net income (loss) and comprehensive income (loss) are the same.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

We introduce all customer transactions in securities traded on U.S. securities markets to RBC CS on a fully-disclosed basis. The agreement with our clearing broker provides that we are obligated to assume any exposure related to nonperformance by customers or counterparties. We monitor clearance and settlement of all customer transactions on a daily basis. The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations. In the event of nonperformance, we may be required to purchase or sell financial instruments at unfavorable market prices, resulting in a loss. We have not experienced in the past, and we do not anticipate experiencing in the future, significant nonperformance by our customers and counterparties.

At December 31, 2010 and 2009, the receivable from RBC CS was comprised of $0.6 million and $0.7 million, respectively, in commissions receivable and $7.5 million and $9.8 million, respectively, in deposits to facilitate principal trading activity.

At December 31, 2010 and 2009, the payable to RBC CS was comprised entirely of amounts used to finance principal trading activity.

NOTE 3 - NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following (in thousands):

	December 31,
	2010	2009
Officers	$59	$61
Employees	159	35
Independent brokers, net	320	279
Other	230	149

	$768	$524

Employees and independent brokers receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to our employees and registered representatives.

Other receivables are primarily related to advances to underwriting clients, as well as to commissions receivable and amounts receivable from insurance companies as reimbursement for insured losses. An allowance is recorded for specific amounts when collection is determined by management to be doubtful. For the year ended December 31, 2010, a $100,000 allowance for doubtful accounts was established against receivables from and advances to noncustomers (independent brokers). The December 31, 2009 allowance for doubtful accounts was $0.

NOTE 4 - FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	December 31,
	2010		2009
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$5,471	Level 1	$4,693	Level 1
Corporate equities, not readily marketable	2,945	Level 3	2,776	Level 3
Corporate options/warrants, marketable	232	Level 1	379	Level 1
Underwriter warrants	1,122	Level 3	1,290	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	(6)	Level 1	—	Level 1
Underwriter warrants – employee and independent contractor	—	Level 3	(10)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2008	$1,675	$(124)	$2,276
Fair value of underwriter warrants received included as a component of corporate finance income	217	—	—
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2009	(592)	114	95
Underwriter warrants exercised or expired included as a component of investment income	(10)	—	—
Conversion of corporate finance client note receivable to equity investment	—	—	405

Balance, December 31, 2009	1,290	(10)	2,776
Fair value of underwriter warrants received included as a component of corporate finance income	1,703	—	—
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2010	(1,865)	9	169
Underwriter warrants exercised or expired included as a component of investment income	(6)	1

Balance, December 31, 2010	$1,122	$—	$2,945

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

Valuation of Underwriter Warrants

We estimate the fair value of our underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which we cannot exercise the warrants. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. We have no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

There were no changes to our valuation methods or techniques during 2010 or 2009.

NOTE 5 - TRADING AND INVESTMENT SECURITIES OWNED AND TRADING SECURITIES SOLD, NOT YET PURCHASED

Certain information regarding our trading and investment securities owned and our trading securities sold, not yet purchased was as follows (in thousands):

	December 31, 2010			December 31, 2009
Fair Value:	Trading Securities	Invest- ment Securities	Sold, Not Yet Purchased	Trading Securities	Invest- ment Securities	Sold, Not Yet Purchased
Corporate equities	$5,437	$2,979	$6	$4,649	$2,820	$—
Corporate options/warrants	232	—	—	379	—	—

	$5,669	$2,979	$6	$5,028	$2,820	$—

Certain information regarding our investment securities was as follows (in thousands):

	Year Ended December 31,
	2010	2009
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	$193	$3,922
Net realized losses on the sale of securities with quoted market prices and securities that are not readily marketable	$(4)	$(3,747)

	December 31,
	2010	2009
Cost basis	$3,325	$3,359

NOTE 6 - UNDERWRITER WARRANTS

Underwriter warrant activity was as follows (in thousands):

Fair value at December 31, 2008	$1,675
Fair value of warrants received	217
Net unrealized loss in value of warrants	(592)
Value of warrants exercised or expired	(10)

Fair value at December 31, 2009	1,290
Fair value of warrants received	1,703
Net unrealized loss in value of warrants	(1,865)
Value of warrants exercised or expired	(6)

Fair value at December 31, 2010	$1,122

NOTE 7 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2010	2009
Furniture and equipment	$812	$809
Leasehold improvements	131	131

	943	940
Less accumulated depreciation and amortization	(918)	(898)

	$25	$42

NOTE 8 - INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Current tax expense (benefit):
Federal	$—	$(1,901)
State and local	(371)	22

	(371)	(1,879)
Deferred tax expense (benefit):
Federal	—	1,281
State and local	—	128

	—	1,409

	$(371)	$(470)

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009
Income tax (benefit) at statutory federal tax rate	$(539)	$(984)
State and local taxes, net of federal tax effect	(70)	(86)
Permanent differences – employee stock options, officer life insurance and other	42	122
Change in valuation allowance on net deferred tax asset	643	314
Change in reserve for tax contingencies	(364)	193
Other, net	(83)	(29)

	$(371)	$(470)

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued expenses	$—	$25
Fixed asset depreciation and amortization	54	54
Deferred revenue	148	103
Allowance for bad debts	39	—
Federal net operating loss carryforward	454	—
Federal capital loss carryforward	216	64
State net operating loss carryforwards and credits	592	483
State net capital loss carryforwards	270	251
Unrealized depreciation on securities	20	213
Compensation and benefits	36	32
Charitable contribution carryforwards and other	21	20

	1,850	1,245
Valuation allowance	(1,726)	(1,083)

	124	162
Prepaid expenses	(124)	(162)

	$—	$—

We recorded an increase to our valuation allowance for 2010 and 2009 of $643,000 and $314,000, respectively, based upon management’s assessment that it is more likely than not that the deferred tax assets will not be fully realized. We exhausted all opportunities to carry back current net operating and capital losses to the greatest extent allowable under current tax law. The realization of these deferred tax assets is dependent on having future taxable income. Management will continue to review the net deferred tax asset and may adjust the valuation allowance in future periods.

Federal net operating loss carryforwards of $1.3 million at December 31, 2010 expire in 2030. Federal capital loss carryforwards of $558,000 expire through 2015. State net operating loss carryforwards of approximately $11.1 million at December 31, 2010 expire from 2011 through 2030. State net capital losses of approximately $8.6 million at December 31, 2010 expire from 2013 to 2015.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at December 31, 2008	$272
Additions for tax positions taken in prior years	146

Balance at December 31, 2009	418
Additions for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	(295)
Additions for tax positions taken in the current year	—

Balance at December 31, 2010	123
Interest on unrecognized tax benefits	21

$144

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. We believe it is reasonably possible that the total amount of unrecognized tax benefits relating to various state tax matters, including interest, may decrease by approximately $144,000 within the next 12 months due to the closure of certain statutes of limitations.

We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 31, 2004. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 31, 2006 tax years. The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, are 2005 through 2010.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. The Plan expired in September 2009 and, accordingly, there were no options available for grant at December 31, 2010. At December 31, 2010, 423,800 shares of our common stock were reserved for issuance related to the Plan. Activity under the Plan in 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	—	$—
Granted	487,500	$1.13
Exercised	(11,500)	$1.13

Outstanding at December 31, 2009	476,000	$1.13
Exercised	(2,200)	$1.13
Expired/Canceled	(50,000)	$1.13

Outstanding at December 31, 2010	423,800	$1.13

Certain information regarding options outstanding and exercisable as of December 31, 2010 was as follows:

Options Outstanding and Exercisable
Number	423,800
Weighted average per share exercise price	$1.13
Aggregate intrinsic value	—
Weighted average remaining contractual term	5.5 years

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Our options are fully vested upon the date of grant. Accordingly, we recognize the related stock-based compensation expense on the grant date as a component of commissions and salaries on our consolidated statements of operations. Stock-based compensation totaled $0 and $241,000 in 2010 and 2009, respectively.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,	2009
Risk-free interest rate	1.81%
Dividend yield	0.0%
Expected lives	3.5 years
Volatility	59.0%
Discount for post vesting restrictions	0.0%

No options were granted during 2010.

The risk-free rate used is based on the U.S. Treasury yield over the expected life of the options granted. Expected lives were estimated using the simplified method, which considers the vesting term and original contract term. The expected volatility is calculated based on the historical volatility of our common stock.

Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation plan was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Weighted average grant-date per share fair value of share options granted	$—	$0.49
Total intrinsic value of share options exercised	1	6
Cash received from options exercised	2	13
Tax deduction realized related to stock options exercised	—	—

As of December 31, 2010, there was no unrecognized stock-based compensation.

NOTE 10 - LOSS PER SHARE

Shares used for our basic net loss per share and our diluted net loss per share were the same in both 2010 and 2009 since we were in a loss position.

Stock options not included in the diluted net loss per share calculations because they would be antidilutive were 423,800 and 476,000 in 2010 and 2009, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office space under the terms of various non-cancellable operating leases. The future minimum payments required for leases were as follows at December 31, 2010 (in thousands):

Year Ending December 31,
2011	$554
2012	214

$768

The leases are accounted for on a straight-line basis and provide for payment of taxes and other expenses by us. Rent expense for the years ended December 31, 2010 and 2009 was approximately $549,000 and $545,000, respectively.

Legal

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense totaled $116,000 and $565,000 in 2010 and 2009, respectively and, at December 31, 2010, we had $29,000 accrued for pending legal matters. The 2009 settlement was primarily related to a failed corporate finance transaction, partially offset by insurance recoveries on customer claims.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Retirement benefits for our employees who have completed certain service requirements are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 2010 and 2009 were approximately $0 and $12,000, respectively, and consisted of 401(k) matching contributions.

NOTE 13 - NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital (as defined) of 6 2/3% of total aggregate indebtedness or $100,000, whichever is greater. At December 31, 2010, the required minimum net capital was $111,399. At December 31, 2010, we had net capital of $9,383,998, which was $9,272,599 in excess of our required net capital of $111,399. In addition, we are not allowed to have a ratio of aggregate indebtedness to net capital in excess of 15 to 1. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. Our net capital ratio was 0.18 to 1 at December 31, 2010.

NOTE 14 - SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During 2010 and 2009, we repurchased a total of 124,000 shares for $179,000 and 48,000 shares for $43,000, respectively, and, at December 31, 2010, 71,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

NOTE 16 - CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities owned include investments in the common stock and warrants of the following companies, which represent more than 10% of trading and investment securities owned at December 31, 2010 and 2009 (dollars in thousands):

As of December 31, 2010: Company	Investment at Fair Value	Percentage of Total
Charles & Colvard, Ltd.	$2,424	28.0%
Shiftwise	2,000	23.1%
BioCurex, Inc.	1,185	13.7%

	$5,609	64.8%

As of December 31, 2009: Company	Investment at Fair Value	Percentage of Total
Shiftwise	$1,770	22.5%
Ascent Solar Technologies, Inc.	1,748	22.3%
Charles & Colvard, Ltd.	915	11.7%
Converted Organics, Inc.	881	11.2%

	$5,314	67.7%

In 2010 and 2009, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

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

NOTE 17 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, we paid approximately $154,000 and $58,000, respectively, of legal costs on behalf of our officers, employees and independent contractors.

NOTE 18 - DEFERRED REVENUE

Deferred revenue consists of amounts received related to our clearing firm agreement. Other income in 2010 and 2009 included $142,000 and $100,000, respectively, in amortization of deferred revenue.

NOTE 19 - NEW ACCOUNTING GUIDANCE

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. These disclosures are required for fiscal years beginning on or after December 15, 2009. We adopted this guidance in the first quarter of 2010 and any required disclosures are included in Note 4 above. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. These disclosures will require disaggregation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value assets and liabilities. We intend to adopt the remaining Level 3 disclosure requirements effective January 1, 2011. Since these requirements only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

NOTE 20 - SUBSEQUENT EVENT

Repurchase of Common Stock

In January 2011, we repurchased 2,000 shares of our common stock for $2,400, or $1.20 per share, pursuant to our currently approved repurchase plan. Following this repurchase, 69,011 shares remained available for repurchase.

Paulson Capital Corp. and Subsidiaries

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2010

Description	Number of Warrants	Warrants Obligated to Employees Included in Total	Date Exercisable	Exercise Price per Warrant	Expiration Date
Ascent Solar Technologies (units)	112,500	—	07/10/07	$6.60	07/10/11
BioCurex, Inc. (units)	108,000	—	01/19/11	6.00	01/19/15
Converted Organics, Inc. (units)	131,219	18,224	02/13/08	6.60	02/13/12
Healthy Fast Food, Inc. (units)	76,500	—	03/19/09	6.12	03/19/13
Healthy Fast Food, Inc. (units)	105,688	—	10/13/11	0.48	10/13/15
ICOP Digital (units)	6,500	—	06/01/10	55.20	06/01/14
The Quantum Group (units)	84,000	—	12/12/08	13.20	12/12/12
S&W Seed (units)	105,000	—	05/03/11	13.20	05/03/15
Vaughan Foods (units)	191,275	43,038	06/27/08	7.80	06/27/12
XELR8 Holdings, Inc. (common)	5,500	2,750	03/27/08	1.50	03/27/12

SCHEDULE II

Paulson Capital Corp. and Subsidiaries

Vaulation and Qualifying Accounts

For the Two Years in the Period Ended December 31, 2010

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period
Year Ended December 31, 2009:
Allowance for uncollectible accounts	$—	$1,214,268	$—	$(1,214,268)	$—
Year Ended December 31, 2010:
Allowance for uncollectible accounts	$—	$100,000	$—	$—	$100,000

(a)	Charges to the account included in this column are for the purpose for which the reserve was created.