Form 10-Q
period 2011-03-31
PAULSON CAPITAL CORP
filed 2011-05-12
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,767,985
(Class)	(Outstanding at May 12, 2011)

PAULSON CAPITAL CORP. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash	$345,239	$375,649
Receivable from clearing organization	7,776,285	8,076,637
Notes and other receivables, net of allowances for doubtful accounts of $100,000 and $100,000	964,768	767,842
Income taxes receivable	130,957	126,451
Trading and investment securities owned, at fair value	8,811,124	8,648,123
Underwriter warrants, at fair value	1,040,000	1,122,000
Prepaid and deferred expenses	397,950	539,181
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $917,156 and $918,443	52,662	25,398

Total Assets	$19,518,985	$19,681,281

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$350,775	$319,433
Payable to clearing organization	437,629	318,782
Compensation, employee benefits and payroll taxes	1,128,535	1,014,579
Trading securities sold, not yet purchased, at fair value	—	5,565
Income taxes payable—uncertain tax positions	145,075	144,075
Deferred revenue	344,384	382,650

Total Liabilities	2,406,398	2,185,084

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	—	—
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding:
5,767,985 and 5,769,985	2,163,941	2,164,401
Retained earnings	14,948,646	15,331,796

Total Shareholders’ Equity	17,112,587	17,496,197

Total Liabilities and Shareholders’ Equity	$19,518,985	$19,681,281

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues
Commissions	$4,394,030	$4,141,589
Corporate finance	69,137	1,193,879
Investment loss	(102,682)	(614,822)
Trading income	385,409	10,921
Interest and dividends	131,375	4,648
Other	44,698	35,640

	4,921,967	4,771,855

Expenses
Commissions and salaries	4,359,624	3,911,509
Underwriting expenses	10,214	113,653
Rent and utilities	141,338	141,047
Communication and quotation services	130,608	140,247
Professional fees	209,323	362,402
Travel and entertainment	29,922	29,662
Advertising and promotion	10,922	47,699
Bad debt expense	—	337
Depreciation and amortization	4,482	8,311
Licenses, taxes and insurance	129,411	51,474
Other	276,333	200,578

	5,302,177	5,006,919

Loss before income taxes	(380,210)	(235,064)

Income tax expense
Current	1,000	5,000
Deferred	—	—

	1,000	5,000

Net loss	$(381,210)	$(240,064)

Basic and diluted net loss per share	$(0.07)	$(0.04)

Shares used in basic and diluted per share calculations	5,768,852	5,892,078

See accompanying Notes to Consolidated Financial Statements.

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(381,210)	$(240,064)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(7,000)	(709,000)
Unrealized depreciation/expiration of underwriter warrants	89,000	594,000
Unrealized depreciation of underwriter warrants - employee and independent contractor	—	10,000
Depreciation and amortization	4,482	8,311
Loss on asset disposition	—	433
Change in assets and liabilities:
Receivable from/payable to clearing organization	419,199	473,651
Notes and other receivables	(196,926)	(247,718)
Income taxes receivable	(4,506)	9,769
Trading and investment securities owned	(163,001)	(306,932)
Prepaid and deferred expenses	141,231	168,183
Deferred revenue	(38,266)	221,511
Accounts payable, accrued liabilities and compensation payables	145,298	24,437
Trading securities sold, not yet purchased	(5,565)	(284)
Income taxes payable - uncertain tax positions	1,000	5,000

Net cash provided by operating activities	3,736	11,297

Cash flows from investing activities:
Additions to furniture and equipment	(31,746)	(1,217)

Net cash used in investing activities	(31,746)	(1,217)

Cash flows from financing activities:
Proceeds from stock option exercise and related tax benefit	—	2,486
Payments to retire common stock	(2,400)	—

Net cash provided by (used in) financing activities	(2,400)	2,486

Increase (decrease) in cash	(30,410)	12,566
Cash:
Beginning of period	375,649	245,292

End of period	$345,239	$257,858

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$4,505	$12,731

See accompanying Notes to Consolidated Financial Statements.

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of March 31, 2011 and December 31, 2010 and for the three-month periods ended March 31, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

Since we were in a loss position, the number of shares used for our basic net loss per share and diluted net loss per share was the same for both periods presented. For the three-month period ended March 31, 2011, we had 411,000 anti-dilutive stock options outstanding and, for the three-month period ended March 31, 2010, we had 473,800 anti-dilutive stock options outstanding.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$5,636	Level 1	$5,471	Level 1
Corporate equities, not readily marketable	3,045	Level 3	2,945	Level 3
Corporate options/warrants, marketable	130	Level 1	232	Level 1
Underwriter warrants	1,040	Level 3	1,122	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	—	—	(6)	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2010	$1,122	$2,945
Fair value of underwriter warrants received included as a component of corporate finance income	7	—
Investment in privately-held company	—	100
Net unrealized loss, included as a component of investment loss related to securities held at December 31, 2010	(89)	—

Balance, March 31, 2011	$1,040	$3,045

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2009	$1,290	$(10)	$2,776
Fair value of underwriter warrants received included as a component of corporate finance income	709	—	—
Net unrealized loss, included as a component of investment income (loss) related to securities held at December 31, 2009	(594)	(10)	—

Balance, March 31, 2010	$1,405	$(20)	$2,776

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

There were no changes to our valuation methods or techniques during the first quarter of 2011 or 2010.

Note 4. Repurchase of Common Stock

In February 2011, we repurchased 2,000 shares of our common stock for $2,400, or $1.20 per share, pursuant to our currently approved repurchase plan. Following this repurchase, 69,011 shares remained available for repurchase.

Note 5. New Accounting Guidance

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

Note 6. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through March 31, 2011, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume pulled back in the first quarter of 2011, particularly in the Asia Pacific region, as turmoil in the Middle East and the crisis in Japan contributed to equity market volatility. Global IPO proceeds decreased 25% in the first quarter year-over-year to $25 billion. U.S. IPO’s, however, increased 22% in the first quarter year-over-year, with 33 companies raising $13.5 billion. The outlook for the remainder of 2011 is strong. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 10, 2011.

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

The following table sets forth the changes in our operating results in the first quarter of 2011 compared to the first quarter of 2010 (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable) Change	Percentage Change
	2011	2010
Revenues:
Commissions	$4,394	$4,142	$252	6.1%
Corporate finance	69	1,194	(1,125)	(94.2)
Investment loss	(103)	(615)	512	83.3
Trading income	386	11	375	*
Interest and dividends	131	5	126	*
Other	45	35	10	28.6

Total revenues	4,922	4,772	150	3.1
Expenses:
Commissions and salaries	4,360	3,912	(448)	(11.5)
Underwriting expenses	10	114	104	91.2
Rent and utilities	141	141	—	—
Communication and quotation services	130	140	10	7.1
Professional fees	209	362	153	42.3
Travel and entertainment	30	30	—	—
Advertising and promotion	11	48	37	77.1
Depreciation and amortization	5	8	3	37.5
Licenses, taxes and insurance	130	52	(78)	(150.0)
Other	276	200	(76)	(38.0)

Total expenses	5,302	5,007	(295)	(5.9)

Loss before income taxes	$(380)	$(235)	$(145)	(61.7)%

*	Not meaningful.

Revenues

The continued improvement in the global economy had a positive effect on our results of operations in the first quarter of 2011. For the period from December 31, 2010 to March 31, 2011, the Dow Jones Industrial average and the NASDAQ composite indices increased 6.4% and 4.8%, respectively.

Commissions increased 6.1% in the first quarter of 2011 compared to the first quarter of 2010, primarily due to improving market conditions. We had 98 registered representatives at March 31, 2011 compared to 104 at March 31, 2010.

Corporate finance income in the first quarter of 2011 included underwriting discounts earned from a private placement, as well as the Black-Scholes value of underwriter warrants received in connection with a separate private placement.

Corporate finance income in the first quarter of 2010 included underwriting discounts earned from a follow-on public offering in which we, together with a co-underwriter, raised $6.0 million for BioCurex, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

Investment loss included the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Net unrealized depreciation related to underwriter warrants	$(89)	$(594)
Net unrealized appreciation of underwriter warrants – employee and independent contractor	—	(10)
Net unrealized (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(14)	(38)
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	—	27

	$(103)	$(615)

We did not exercise any underwriter warrants in the first quarter of 2011 or 2010. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased to $0.4 million in the first quarter of 2011 compared to $11,000 in the first quarter of 2010. In the first quarter of 2011, trading income was positively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses increased $0.3 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased retail activity and higher insurance costs, partially offset by lower professional fees and underwriting expenses as described in more detail below.

Commissions and salaries increased $0.4 million in the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily due to higher commissions earned on higher commission revenue and higher recruiting expenses.

Underwriting expenses decreased $0.1 million in the first quarter of 2011 compared to the first quarter of 2010, consistent with the change in corporate finance income.

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

We believe our cash and receivables from our clearing organization at March 31, 2011 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from March 31, 2011. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2011.

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

At March 31, 2011, we owned 11 underwriter warrants from 10 issuers, all but 3 of which were exercisable. None of the warrants had an exercise price below the March 31, 2011 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $4,000 in the first quarter of 2011, primarily due to our net loss of $381,000 offset by net non-cash expense items of $86,000 and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $7.3 million at March 31, 2011 and $7.8 million at December 31, 2010. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $0.2 million to $1.0 million at March 31, 2011 from $0.8 million at December 31, 2010, primarily due to loans to our registered representatives.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2010	$1,122
Receipt of underwriter warrants	7
Net unrealized loss on value of warrants	(89)
Warrants exercised or expired	—

Balance, March 31, 2011	$1,040

Deferred revenue of $0.3 million at March 31, 2011 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $12,755 per month through June 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 2,000 shares of our common stock during the first quarter of 2011 at an average price of $1.20 per share for a total of $2,400. Through March 31, 2011, 730,989 shares had been repurchased and, as of March 31, 2011, 69,011 shares remained available for repurchase. These repurchase programs do not have expiration dates.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING GUIDANCE

See Note 5 of Notes to Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	—	—	—	71,011
February 1 to February 28	2,000	$1.20	2,000	69,011
March 1 to March 31	—	—	—	69,011

Total	2,000	1.20	2,000	69,011

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

Date: May 12, 2011	PAULSON CAPITAL CORP.

	By	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ MURRAY G. SMITH
Murray G. Smith
Chief Financial Officer
Principal Financial Officer