Form 10-Q
period 2011-06-30
PAULSON CAPITAL CORP
filed 2011-08-11
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.        Large accelerated filer [  ]  Accelerated filer [  ]
Non-accelerated filer [   ] (Do not check if a smaller reporting company)                                                                                                                 Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,767,985
(Class)	(Outstanding at August 11, 2011)

PAULSON CAPITAL CORP. AND SUBSIDIARIES
FORM 10-Q

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash	$375,568	$375,649
Receivable from clearing organization	7,042,870	8,076,637
Notes and other receivables, net of allowances for doubtful accounts of $100,000 for both periods	938,640	767,842
Income taxes receivable	-	126,451
Trading and investment securities owned, at fair value	7,123,896	8,648,123
Underwriter warrants, at fair value	981,000	1,122,000
Prepaid and deferred expenses	295,012	539,181
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $922,317 and $918,443	48,501	25,398
Total Assets	$16,805,487	$19,681,281

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$226,344	$319,433
Payable to clearing organization	448,202	318,782
Compensation, employee benefits and payroll taxes	903,895	1,014,579
Trading securities sold, not yet purchased, at fair value	16,127	5,565
Income taxes payable - current	7,159	-
Income taxes payable - uncertain tax positions	147,075	144,075
Deferred revenue	306,120	382,650
Total Liabilities	2,054,922	2,185,084

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,767,985 and 5,769,985	2,163,941	2,164,401
Retained earnings	12,586,624	15,331,796
Total Shareholders' Equity	14,750,565	17,496,197
Total Liabilities and Shareholders' Equity	$16,805,487	$19,681,281

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Commissions	$3,915,986	$4,162,062	$8,310,016	$8,303,651
Corporate Finance	108,551	1,653,553	177,688	2,847,432
Investment loss	(109,828)	(974,617)	(212,510)	(1,589,439)
Trading loss	(1,521,936)	(134,154)	(1,136,527)	(123,233)
Interest and dividends	135,897	4,656	267,272	9,304
Other	46,764	47,222	91,462	82,862
	2,575,434	4,758,722	7,497,401	9,530,577

Expenses
Commissions and salaries	4,019,006	4,048,981	8,378,630	7,960,490
Underwriting expenses	436	139,070	10,650	252,723
Rent and utilities	144,371	141,906	285,709	282,953
Communication and quotation services	134,068	143,838	264,676	284,085
Professional fees	177,786	244,573	387,109	606,975
Travel and entertainment	31,491	42,825	61,413	72,487
Advertising and promotion	5,217	45,593	16,139	93,292
Settlement expense	25,000	61,645	25,000	61,645
Bad debt expense	-	-	-	337
Depreciation and amortization	5,160	7,061	9,642	15,372
Licenses, taxes and insurance	109,778	65,122	239,189	116,596
Other	283,142	196,820	559,475	397,398
	4,935,455	5,137,434	10,237,632	10,144,353

Loss before income taxes	(2,360,021)	(378,712)	(2,740,231)	(613,776)

Income tax expense (benefit):
Current	2,000	(1,000)	3,000	4,000
Deferred	-	-	-	-
	2,000	(1,000)	3,000	4,000

Net loss	$(2,362,021)	$(377,712)	$(2,743,231)	$(617,776)

Basic and diluted net loss per share	(0.41)	(0.06)	(0.48)	(0.11)

Shares used in basic and diluted per share calculations:	5,767,985	5,863,463	5,768,416	5,878,650

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,743,231)	$(617,776)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(79,000)	(1,681,000)
Unrealized depreciation/expiration of underwriter warrants	220,000	1,795,000
Unrealized appreciation of underwriter warrants - employee and independent contractor	-	2,000
Depreciation and amortization	9,642	15,372
Deferred revenue	(76,530)	184,180
Loss on asset disposition	-	433
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,163,187	1,341,146
Notes and other receivables	(170,798)	(352,907)
Income taxes receivable	126,451	(88,431)
Trading and investment securities owned	1,524,227	(665,291)
Prepaid and deferred expenses	244,169	419,536
Accounts payable, accrued liabilities and compensation payables	(203,773)	(362,372)
Trading securities sold, not yet purchased	10,562	258,312
Income taxes payable – current	7,159
Income taxes payable - uncertain tax positions	3,000	4,000
Net cash provided by operating activities	35,065	252,202

Cash flows from investing activities:
Additions to furniture and equipment	(32,746)	(1,832)
Net cash used in investing activities	(32,746)	(1,832)

Cash flows from financing activities:
Proceeds from stock option exercise and related tax benefit	-	2,486
Payments to retire common stock	(2,400)	(178,560)
Net cash used in financing activities	(2,400)	(176,074)

Increase (decrease) in cash	(81)	74,296

Cash:
Beginning of period	375,649	245,292
End of period	$375,568	$319,588

Supplemental cash flow information:
Cash received during the period for income taxes, net	$126,451	$122,931

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of June 30, 2011 and December 31, 2010 and for the three- and six-month periods ended June 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Earnings Per Share

Since we were in a loss position, the number of shares used for our basic net loss per share and diluted net loss per share was the same for both periods presented. For the three- and six-month periods ended June 30, 2011, we had 411,000 anti-dilutive stock options outstanding. For the three- and six-month periods ended June 30, 2010, we had 473,800 and 453,800 anti-dilutive stock options outstanding, respectively.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,873	Level 1	$5,471	Level 1
Corporate equities, not readily marketable	3,065	Level 3	2,945	Level 3
Corporate options/warrants, marketable	186	Level 1	232	Level 1
Underwriter warrants	981	Level 3	1,122	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	(16)	Level 1	(6)	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2010	$1,122	$2,945
Fair value of underwriter warrants received included as a component of corporate finance income	79	-
Investment in privately-held company	-	100
Net unrealized gain (loss), included as a component of investment loss related to securities held	(220)	20
Balance, June 30, 2011	$981	$3,065

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2009	$1,290	$(10)	$2,776
Fair value of underwriter warrants received included as a component of corporate finance income	1,681	-	-
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held	(1,789)	(2)	189
Underwriter warrants exercised or expired included as a component of investment income	(6)	-	-
Balance, June 30, 2010	$1,176	$(12)	$2,965

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

There were no changes to our valuation methods or techniques during the first six-month periods of 2011 or 2010.

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through June 30, 2011, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. During the first six months of 2011, global IPO volume increased significantly, particularly in Europe and the United States. Much of the increase occurred in the second quarter, where there were 124 IPO's globally for proceeds of $56 billion, reflecting a 46% increase from the second quarter of 2010. During the first six months of 2011, there were 79 U.S. IPO's with gross proceeds of $25.5 billion compared to the first six months of 2010 when there were 64 IPO's in the US for proceeds of $9.2 billion. The outlook for the remainder of 2011 is strong. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

The following tables set forth the changes in our operating results in the three- and six-month periods ended June 30, 2011 compared to the three- and six-month periods ended June 30, 2010 (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2011	2010	Change	Change
Revenues:
Commissions	$3,916	$4,162	$(246)	(5.9)%
Corporate finance	108	1,654	(1,546)	(93.5)
Investment loss	(110)	(975)	865	88.7
Trading loss	(1,522)	(134)	(1,388)	(1,035.8)
Interest and dividends	136	5	131	2620.0
Other	47	47	-	-
Total revenues	2,575	4,759	(2,184)	(45.9)
Expenses:
Commissions and salaries	4,019	4,048	29	*
Underwriting expenses	1	139	138	99.3
Rent and utilities	144	142	(2)	*
Communication and quotation services	134	144	10	6.9
Professional fees	178	245	67	27.3
Travel and entertainment	31	43	12	27.9
Advertising and promotion	5	46	41	89.1
Settlement expense	25	62	37	59.7
Depreciation and amortization	5	7	2	28.6
Licenses, taxes and insurance	110	65	(45)	(69.2)
Other	283	197	(86)	(43.7)
Total expenses	4,935	5,138	203	4.0
Loss before income taxes	$(2,360)	$(379)	$(1,981)	(522.7)%

*Not meaningful.

	Six Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2011	2010	Change	Change
Revenues:
Commissions	$8,310	$8,304	$6	* %
Corporate finance	178	2,847	(2,669)	(93.7)
Investment loss	(212)	(1,589)	1,377	86.7
Trading loss	(1,136)	(123)	(1,013)	(823.6)
Interest and dividends	267	9	258	2866.7
Other	91	83	8	9.6
Total revenues	7,498	9,531	2,033	(21.3)
Expenses:
Commissions and salaries	8,379	7,960	(419)	(5.3)
Underwriting expenses	11	253	242	95.7
Rent and utilities	286	283	(3)	*
Communication and quotation services	265	284	19	6.7
Professional fees	387	607	220	36.2
Travel and entertainment	61	73	12	16.4
Advertising and promotion	16	93	77	82.8
Settlement expense	25	62	37	59.7
Bad debt expense	-	1	1	100.0
Depreciation and amortization	10	15	5	33.3
Licenses, taxes and insurance	239	117	(122)	(104.3)
Other	559	397	(162)	(40.8)
Total expenses	10,238	10,145	(93)	(0.9)
Loss before income taxes	$(2,740)	$(614)	$(2,126)	(346.3)%

*Not meaningful.

Revenues
The improvement in the global economy during the first quarter of the year did not carry over into the second quarter, due to the debt crisis in Greece and Europe and slower growth in the United States. For the period from December 31, 2010 to June 30, 2011, the Dow Jones Industrial Average and the NASDAQ composite indices increased 7.2% and 4.6%, respectively. However, during the second quarter, the Dow Jones Industrial Average increased by 0.77% and the NASDAQ composite declined by 0.27%.

Commissions declined 5.9% during the second quarter ended June 30, 2011 compared to the second quarter of 2010, but were relatively flat for the six month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, which reflects the changes in the broader market conditions. We had 98 registered representatives at June 30, 2011, compared to 100 at June 30, 2010.

Corporate finance income in the second quarter of 2011 was down 93.5% from the second quarter in the prior year, and was down 93.7% from the comparable six-month period in 2010. In the first quarter of 2010, we, together with a co-underwriter, raised $6.5 million for BioCurex, and in the second quarter of 2010, we raised $17.7 million for S&W Seed Company.

Investment loss included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized depreciation related to underwriter warrants	$(130)	$(1,201)	$(220)	$(1,795)
Net unrealized appreciation (depreciation) of underwriter warrants – employee and independent contractor	-	8	-	(2)
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	20	218	7	181
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	-	-	-	27
	$(110)	$(975)	$(213)	$(1,589)

We did not exercise any underwriter warrants in the first two quarters of 2011 or 2010. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading loss increased to $1.522 million in the second quarter of 2011 compared to $134,000 in the second quarter of 2010, and increased to $1.137 million in the first six months of 2011 compared to $123,000 in the first six months of 2010. The trading loss was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased by $202,000 in the second quarter of 2011 compared to the second quarter of 2010 primarily due to lower underwriting expenses, professional fees, advertising and promotion and settlement expense, which was partially offset by higher licenses, taxes and insurance and other expenses. For the six-month period, expenses increased by $93,000 due to higher commissions and salaries, licenses, taxes and insurance and other expenses, which was partially offset by lower underwriting expenses, professional fees, advertising and promotion and settlement fees.

Commissions and salaries decreased $29,000 in the second quarter of 2011 compared to the second quarter of 2010. The decrease is consistent with the decline in commission revenue from those same periods.  Commission and salaries increased $419,000 in the first six months of 2011 compared to the first six months of 2010. The increase was primarily due to higher commissions earned on higher commission revenue and higher recruiting expenses.

Underwriting expenses decreased by $138,000 in the second quarter of 2011 and by $242,000 in the first six months of 2011 compared to the comparable periods of 2010, which is consistent with the change in corporate finance income.

Professional fees decreased by $67,000 and $220,000 and settlement expense fell by $37,000 in the three- and six-month periods ended June 30, 2011 compared to the same periods of 2010, as a result of legal fees related to the settlement of claims in fiscal 2010.

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

We believe our cash and receivables from our clearing organization at June 30, 2011 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from June 30, 2011. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2011.

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

At June 30, 2011, we owned 12 underwriter warrants from 11 issuers, all but 1 of which were exercisable. None of the warrants had an exercise price below the June 30, 2011 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $35,000 in the six-month period ended June 30, 2011, primarily due to our net loss of $2.743 million offset by changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $6.6 million at June 30, 2011 and $7.8 million at December 31, 2010. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $171,000 to $939,000 at June 30, 2011 from $768,000 at December 31, 2010, primarily due to loans to our registered representatives.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2010	$1,122
Receipt of underwriter warrants	79
Net unrealized loss on value of warrants	(220)
Warrants exercised or expired	-
Balance, June 30, 2011	$981

Deferred revenue of $306,000 at June 30, 2011 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $12,755 per month through June 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 2,000 shares of our common stock during the first quarter of 2011 at an average price of $1.20 per share for a total of $2,400. Through June 30, 2011, 730,989 shares had been repurchased and, as of June 30, 2011, 69,011 shares remained available for repurchase. These repurchase programs do not have expiration dates.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first six months of 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	-	-	-	71,011
February 1 to February 28	2,000	$1.20	2,000	69,011
March 1 to March 31	-	-	-	69,011
April 1 to April 30	-	-	-	69,011
May 1 to May 31	-	-	-	69,011
June 1 to June 30	-	-	-	69,011
Total	2,000	1.20	2,000	69,011

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization also does not have an expiration date.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAULSON CAPITAL CORP.

Date August 11, 2011	By:	/s/ Chester L. F. Paulson
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By:	/s/ Murray G. Smith
Murray G. Smith
Chief Financial Officer
Principal Financial Officer