Form 10-Q
period 2011-09-30
PAULSON CAPITAL CORP
filed 2011-11-10
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________

FORM 10-Q
___________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                       to

Commission file number: 000-18188

___________________

PAULSON CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 SW Naito Parkway, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-243-6000

___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]                                                                                                 Accelerated filer [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,767,985
(Class)	(Outstanding at November 10, 2011)

PAULSON CAPITAL CORP. AND SUBSIDIARIES
FORM 10-Q

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash	$344,915	$375,649
Receivable from clearing organization	6,105,384	8,076,637
Notes and other receivables, net of allowances for doubtful accounts of $100,000 for both periods	968,193	767,842
Income taxes receivable	6,724	126,451
Trading and investment securities owned, at fair value	6,494,629	8,648,123
Underwriter warrants, at fair value	1,068,000	1,122,000
Prepaid and deferred expenses	392,003	539,181
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $926,177 and $918,443	52,203	25,398
Total Assets	$15,432,051	$19,681,281
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$220,676	$319,433
Payable to clearing organization	265,056	318,782
Compensation, employee benefits and payroll taxes	588,377	1,014,579
Trading securities sold, not yet purchased, at fair value	1,875	5,565
Income taxes payable - uncertain tax positions	-	144,075
Deferred revenue	267,855	382,650
Total Liabilities	1,343,839	2,185,084
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,767,985 and 5,769,985	2,163,941	2,164,401
Retained earnings	11,924,271	15,331,796
Total Shareholders' Equity	14,088,212	17,496,197
Total Liabilities and Shareholders' Equity	$15,432,051	$19,681,281

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Commissions	$3,486,974	$3,815,600	$11,796,990	$12,119,251
Corporate Finance	77,984	31,951	255,672	2,879,383
Investment income (loss)	58,621	13,591	(153,889)	(1,575,848)
Trading loss	(392,830)	(602,173)	(1,529,357)	(725,406)
Interest and dividends	124,640	4,427	391,912	13,731
Other	45,140	38,640	136,602	121,502
	3,400,529	3,302,036	10,897,930	12,832,613

Expenses
Commissions and salaries	3,514,332	3,807,955	11,892,962	11,768,445
Underwriting expenses	1,051	1,825	11,701	254,548
Rent and utilities	143,655	141,790	429,364	424,743
Communication and quotation services	136,460	132,253	401,136	416,338
Professional fees	76,014	106,766	463,123	713,741
Travel and entertainment	30,129	56,385	91,542	128,872
Advertising and promotion	4,044	13,711	20,183	107,003
Settlement expense	(25,000)	11,786	-	73,431
Bad debt expense	4,167	-	4,167	337
Depreciation and amortization	4,698	5,148	14,340	20,520
Licenses, taxes and insurance	109,973	122,264	349,162	238,860
Other	210,435	151,739	769,910	549,137
	4,209,958	4,551,622	14,447,590	14,695,975

Loss before income taxes	(809,429)	(1,249,586)	(3,549,660)	(1,863,362)

Income tax benefit:
Current	147,075	4,000	144,075	-
Deferred	-	-		-
	147,075	4,000	144,075	-

Net loss	$(662,354)	$(1,245,586)	$(3,405,585)	$(1,863,362)

Basic and diluted net loss per share	(0.11)	(0.21)	(0.59)	(0.32)

Shares used in basic and diluted per share calculations:	5,767,985	5,863,463	5,768,271	5,842,030

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,405,585)	$(1,863,362)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(122,000)	(1,681,000)
Unrealized depreciation/expiration of underwriter warrants	176,000	1,792,000
Unrealized depreciation of underwriter warrants - employee and independent contractor	-	(6,000)
Depreciation and amortization	14,340	20,520
Loss on asset disposition	-	433
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,917,527	(10,211)
Notes and other receivables	(200,351)	(505,647)
Income taxes receivable	119,727	2,017,575
Trading and investment securities owned	2,153,494	(53,005)
Prepaid and deferred expenses	147,178	311,622
Deferred revenue	(114,795)	145,915
Accounts payable, accrued liabilities and compensation payables	(524,959)	(7,477)
Trading securities sold, not yet purchased	(3,690)	307
Income taxes payable - uncertain tax positions	(144,075)	8,000
Net cash provided by operating activities	12,811	169,670

Cash flows from investing activities:
Additions to furniture and equipment	(41,145)	(5,901)
Net cash used in investing activities	(41,145)	(5,901)

Cash flows from financing activities:
Proceeds from stock option exercise and related tax benefit	-	2,486
Payments to retire common stock	(2,400)	(178,560)
Net cash used in financing activities	(2,400)	(176,074)

Decrease in cash	(30,734)	(12,305)

Cash:
Beginning of period	375,649	245,292

End of period	$344,915	$232,987

Supplemental cash flow information:
Cash received during the period for income taxes, net	$119,727	$1,991,075

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of September 30, 2011 and December 31, 2010 and for the three- and nine-month periods ended September 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Earnings Per Share

Since we were in a loss position, the number of shares used for our basic net loss per share and diluted net loss per share was the same for both periods presented. For the three- and nine-month periods ended September 30, 2011, we had 406,000 anti-dilutive stock options outstanding. For the three- and nine-month periods ended September 30, 2010, we had 448,800 anti-dilutive stock options outstanding.

Note 3.  Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

●	Level 1 – unadjusted quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,185	Level 1	$5,471	Level 1
Corporate equities, not readily marketable	3,197	Level 3	2,945	Level 3
Corporate options/warrants, marketable	113	Level 1	232	Level 1
Underwriter warrants	1,068	Level 3	1,122	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	(2)	Level 1	(6)	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2010	$1,122	$2,945
Fair value of underwriter warrants received included as a component of corporate finance income	122	-
Investment in privately-held company	-	210
Net unrealized gain (loss), included as a component of investment loss related to securities held	(176)	42
Balance, September 30, 2011	$1,068	$3,197

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2009	$1,290	$(10)	$2,776
Fair value of underwriter warrants received included as a component of corporate finance income	1,681	-	-
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held	(1,786)	5	189
Underwriter warrants exercised or expired included as a component of investment income	(6)	1	-
Balance, September 30, 2010	$1,179	$(4)	$2,965

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

Valuation of Underwriter Warrants
We estimate the fair value of our underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which we cannot exercise the warrants. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

There were no changes to our valuation methods or techniques during the nine-month periods of 2011 or 2010.

Note 4. Repurchase of Common Stock
In February 2011, we repurchased 2,000 shares of our common stock for $2,400, or $1.20 per share, pursuant to our stock repurchase program previously approved by our Board of Directors, after which 69,011 shares remained available for repurchase. This repurchase plan does not have an expiration date.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility, often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

●	Aspects of our business are volatile and affected by factors beyond our control.

●	Our ability to attract and retain customers may be affected by our reputation.

●	We are subject to extensive regulation that could result in investigations, fines or other penalties.

●	We face intense competition in our industry.

●
Our future success depends on retaining existing management and hiring and assimilating new key employees, and our inability to attract or retain key personnel would materially harm our business and results of operations.

●
We are subject to the risk of legal proceedings, which may result in significant losses to us that we cannot recover. Claimants in these proceedings may be customers, employees, investors or regulatory agencies, among others, seeking damages for mistakes, errors, negligence or acts of fraud by our employees.

●	As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.

●	Our directors control approximately 60% of our common stock and may have interests differing from those of other stockholders.

OVERVIEW

Substantially all of our business consists of the securities brokerage and corporate finance activities of our wholly-owned subsidiary, Paulson Investment Company, Inc., which has operations in four principal categories, all of them in the financial services industry. These categories are:

●	securities brokerage activities for which we earn commission revenues;
●	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
●	securities trading from which we record profit or loss, depending on trading results; and
●	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through September 30, 2011, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. During the first nine months of 2011, global IPO volume fell slightly to 280 offerings for proceeds of $116 billion compared to 305 IPO's for proceeds of $129 billion in the first nine months of 2010. The steepest declines occurred in the third quarter of 2011 as recent public market volatility, concerns about Europe and a heightened sense of economic uncertainly created some turbulence in the financial markets. In the third quarter, there were 59 IPO's globally for proceeds of $23 billion, which was down from the 125 global IPO's which raised $56 billion in the second quarter. In the U.S., there were 96 IPO's in the first nine months of 2011 for proceeds of $29.2 billion compared to 97 IPO's with proceeds totaling $14.6 billion in the first nine months of 2010. Although the near-term predictions for the U.S. economy remain weak, and the European debt crisis remains unsettled, the outlook for global IPO's is encouraging as the filing activity suggests a large number of private companies are interested in moving forward with the IPO process and are optimistic that conditions will improve. There are currently 336 companies in the global pipeline, which are targeting to raise $180 billion in gross proceeds. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

RESULTS OF OPERATIONS

Our revenues and operating results are influenced by fluctuations in the equity markets as well as general economic and market conditions, particularly conditions in the NASDAQ and over-the-counter markets, where our investment and trading positions and the underlying stock for the underwriter warrants are heavily concentrated. Significant fluctuations can occur in our revenues and operating results from one period to another. Our results of operations depend upon many factors, such as the number of companies that are seeking financing, the quality and financial condition of those companies, market conditions in general, the performance of our previous underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. Our revenues include the following:

●	Commissions, which represent amounts earned from our retail securities brokerage activities;
●	Corporate finance revenues, which are a function of total proceeds from offerings done during the period, compensation per offering and the fair value of underwriter warrants received;
●
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

●	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following tables set forth the changes in our operating results in the three- and nine-month periods ended September 30, 2011 compared to the three- and nine-month periods ended September 30, 2010 (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)	Percentage
	2011	2010	Change	Change
Revenues:
Commissions	$3,487	$3,815	$(328)	(8.6)%
Corporate finance	78	32	46	143.8
Investment income	59	14	45	321.4
Trading loss	(393)	(602)	(209)	(34.7)
Interest and dividends	125	4	121	*
Other	45	39	6	15.4
Total revenues	3,401	3,302	99	3.0
Expenses:
Commissions and salaries	3,514	3,808	294	7.7
Underwriting expenses	1	2	1	50.0
Rent and utilities	144	142	(2)	(1.4)
Communication and quotation services	136	132	(4)	(3.0)
Professional fees	76	107	31	29.0
Travel and entertainment	30	56	26	46.4
Advertising and promotion	4	14	10	71.4
Settlement expense	(25)	12	37	308.3
Bad debt expense	4	-	(4)	(100.0)
Depreciation and amortization	5	5	-	-
Licenses, taxes and insurance	110	122	12	9.8
Other	211	152	(59)	(38.8)
Total expenses	4,210	4,552	342	7.5
Loss before income taxes	$(809)	$(1,250)	$441	35.3%

*Not meaningful.

	Nine Months Ended September 30,		Favorable (Unfavorable)	Percentage
	2011	2010	Change	Change
Revenues:
Commissions	$11,797	$12,119	$(322)	(2.7)%
Corporate finance	256	2,879	(2,623)	(91.1)
Investment loss	(154)	(1,576)	1,422	90.2
Trading loss	(1,529)	(725)	(804)	(110.9)
Interest and dividends	392	14	378	*
Other	136	122	14	11.5
Total revenues	10,898	12,833	(1,935)	(15.1)
Expenses:
Commissions and salaries	11,893	11,768	(125)	(1.1)
Underwriting expenses	12	255	243	95.3
Rent and utilities	429	425	(4)	(0.9)
Communication and quotation services	401	416	15	3.6
Professional fees	463	714	251	35.2
Travel and entertainment	92	129	37	28.7
Advertising and promotion	20	107	87	81.3
Settlement expense	-	73	73	100.0
Bad debt expense	5	-	(5)	(100.0)
Depreciation and amortization	14	21	7	33.3
Licenses, taxes and insurance	349	239	(110)	(46.0)
Other	770	549	(221)	(40.3)
Total expenses	14,448	14,696	248	1.7
Loss before income taxes	$(3,550)	$(1,863)	$(1,687)	(90.6)%
_____________
*Not meaningful.

Revenues
The improvement in the global economy during the first quarter of the year did not carry over into the second and third quarters, due to the debt crisis in Greece and Europe and slower growth in the United States. For the period from December 31, 2010 to September 30, 2011, the Dow Jones Industrial Average and the NASDAQ composite indices decreased 5.7% and 9.0%, respectively. During the third quarter, the Dow Jones Industrial Average decreased by 12.1% and the NASDAQ composite declined by 12.9%.

Commissions declined 8.6% during the third quarter ended September 30, 2011 compared to the third quarter of 2010, but declined only 2.7% for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010. The declines in commission revenue reflect the ongoing weaknesses in the U.S. markets and the heightened sense of overall economic uncertainty, combined with a decrease in our number of registered representatives. We had 98 registered representatives at September 30, 2011, compared to 104 at September 30, 2010.

Corporate finance income in the third quarter of 2011 was up by 143.8% from the third quarter in the prior year, and was down 91.1% for the first nine months of 2011 from the comparable nine-month period in 2010. During the third quarter, we completed a private placement for The Patron Company, Inc., which was our second completed placement for this client in 2011.

Investment loss included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized appreciation (depreciation) related to underwriter warrants	$44	$3	$(176)	$(1,792)
Net unrealized appreciation (depreciation) of underwriter warrants – employee and independent contractor	-	8	-	6
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	15	34	22	214
Net realized gains on the sale of securities with quoted market prices and securities that are not readily marketable	-	(31)	-	(4)
	$59	$14	$(154)	$(1,576)

We did not exercise any underwriter warrants in the first three quarters of 2011 or 2010. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading loss decreased to $393,000 in the third quarter of 2011 compared to $602,000 in the third quarter of 2010, but increased to $1.529 million in the first nine months of 2011 compared to $725,000 in the first nine months of 2010. The trading loss was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased by $342,000 in the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower commissions and salaries, professional fees, travel and entertainment, and settlement expense. For the nine-month period, expenses decreased by $248,000 compared to the same period in the prior year due to lower underwriting expenses, professional fees, travel and entertainment, advertising and promotion, and settlement expense. These decreases were partially offset by higher commissions and salaries, and insurance expenses.

Commissions and salaries decreased $294,000 in the third quarter of 2011 compared to the third quarter of 2010. The decrease is consistent with the decline in commission revenue from those same periods.  Commission and salaries increased $125,000 in the first nine months of 2011 compared to the first nine months of 2010. The increase was primarily due to start-up costs for the Paulson Wealth Advisors division.

Underwriting expenses decreased by $1,000 in the third quarter of 2011 and by $243,000 in the first nine months of 2011 compared to the same periods of 2010.  The decrease for the first nine months of 2011 compared to 2010 is consistent with the change in the related corporate finance income.

Professional fees decreased by $31,000 and $251,000 and settlement expense fell by $37,000 and $73,000 in the three- and nine-month periods ended September 30, 2011 compared to the same periods of 2010, as a result of substantial legal fees related to the settlement of claims in fiscal 2010.

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

We believe our cash and receivables from our clearing organization at September 30, 2011 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from September 30, 2011. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2011.

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

At September 30, 2011, we owned 12 underwriter warrants from 9 issuers, all but 1 of which were exercisable. None of the warrants had an exercise price below the September 30, 2011 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $13,000 in the nine-month period ended September 30, 2011, primarily due to our net loss of $3.406 million offset by changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $5.8 million at September 30, 2011 and $7.8 million at December 31, 2010. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $200,000 to $968,000 at September 30, 2011 from $768,000 at December 31, 2010, primarily due to loans to our registered representatives.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2010	$1,122
Receipt of underwriter warrants	122
Net unrealized loss on value of warrants	(155)
Warrants exercised or expired	(21)
Balance, September 30, 2011	$1,068

Deferred revenue of $268,000 at September 30, 2011 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $12,755 per month through June 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 2,000 shares of our common stock during the first quarter of 2011 at an average price of $1.20 per share for a total of $2,400. Through September 30, 2011, 730,989 shares had been repurchased and, as of September 30, 2011, 69,011 shares remained available for repurchase. This repurchase program does not have an expiration date.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first nine months of 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	-	-	-	71,011
February 1 to February 28	2,000	$1.20	2,000	69,011
March 1 to March 31	-	-	-	69,011
April 1 to April 30	-	-	-	69,011
May 1 to May 31	-	-	-	69,011
June 1 to June 30	-	-	-	69,011
July 1 to July 31	-	-	-	69,011
August 1 to August 30	-	-	-	69,011
September 1 to September 30	-	-	-	69,011
Total	2,000	1.20	2,000	69,011

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization does not have an expiration date.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith
***
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

November 10, 2011	PAULSON CAPITAL CORP.

	By:	/s/ Chester L. F. Paulson
Chester L. F. Paulson President and Chief Executive Officer Principal Executive Officer

	By:	/s/ Murray G. Smith
Murray G. Smith Chief Financial Officer Principal Financial Officer