Form 10-K
period 2011-12-31
PAULSON CAPITAL CORP
filed 2012-03-08
CIK 704159

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2011

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,117,470, computed by reference to the last sales price ($1.19) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011).

The number of shares outstanding of the registrant’s common stock as of March 8, 2012 was 5,767,985 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

PAULSON CAPITAL CORP.
2011 FORM 10-K ANNUAL REPORT

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2011, we had not purchased any real estate.

On February 29, 2012, Paulson Investment Company, Inc. announced that it reached an agreement in principle to transfer its retail securities brokerage activities to JHS Capital Advisors LLC. The transaction is subject to approval by FINRA and negotiation of final transaction documents. After the contemplated transaction, Paulson will continue to operate independently as a broker/dealer focused on its core competencies in boutique investment banking activities. The effect of the transaction on each of the four principal categories is described below.

Overview

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume decreased by about 29% in 2011 compared to 2010, as the number of IPO's from Asia fell by about 36%. Global IPO proceeds declined 42% in 2011 from 2010. In the U.S., there were 125 IPO’s, which was down from 154 in 2010. Most of the U.S. IPO’s were completed in the first half of 2011 before the European debt crisis chilled all markets, although the market demonstrated some recovery in the 4th quarter. IPO proceeds in the U.S. were down only about 6% in 2011 from 2010 to $36.3 billion from $38.7 billion due to a jump in billion-dollar IPO's (six in 2011 compared to just one in 2010). The outlook for U.S. IPO’s in 2012 is indicating possible improvement from 2011. The early rebound in the broader market indices has led to some optimism for the IPO market. The U.S. IPO pipeline started the year with just above 200 IPO’s in registration, the highest level since 2000.

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

A substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants generally have a five-year expiration date and are subject to a restricted period of six months to one year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. We also receive warrants in connection with PIPEs, which have varying terms and conditions.

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

Year Ended December 31,	2011	2010
Commissions	$14,662	$16,211
Corporate finance	846	2,999
Investment income (loss)	494	(1,672)
Trading income (loss)	(1,293)	327
Interest and dividends	504	18
Other	193	211
	$15,406	$18,094

In 2011 and 2010, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

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

After the contemplated transaction with JHS Capital Advisors LLC, Paulson will continue to utilize RBC CS as our clearing firm for our investment banking activities.

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

After the contemplated transaction with JHS Capital Advisors LLC, Paulson’s commission revenues will be derived from our investment banking activities and the retail securities brokerage activities of our remaining investment banking employees.

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

Between June 1, 1978 and December 31, 2011, we acted as the managing underwriter or co-managing underwriter for 165 public securities offerings, raising approximately $1.2 billion for corporate finance clients. Of these, 94 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

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

In 2011, we completed one initial public offering in which we raised $4.8 million in gross proceeds for Vanguard Energy Corporation. In addition, we completed two private placements for Patron Company, Inc. in which we raised a total of $1.7 million in gross proceeds.

After the contemplated transaction with JHS Capital Advisors LLC, Paulson will continue to operate independently as a broker/dealer focused on its core competencies in boutique investment banking activities.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from our trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2011, we held securities of 5 privately-held companies in our investment accounts with a fair value of $3.9 million.

After the contemplated transaction with JHS Capital Advisors LLC, Paulson will continue to manage its investment portfolio, including making investments as a principal in companies that are, or are expected to be, corporate finance clients.

Trading Income and Market Making

In addition to executing trades as an agent, we regularly act as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. At December 31, 2011, we made a market in 23 securities of 15 issuers. Of these, 6 were issuers for which we had acted as managing or co-managing underwriter of public financings.

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

After the contemplated transaction with JHS Capital Advisors LLC, Paulson will continue to manage its trading accounts, and act as a market maker in certain securities, primarily those of our corporate finance clients.

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

Branch Offices

Our branch offices are generally run by independent contractors who assume liability for all the operating expenses of the branch. We typically receive between 10% and 15% of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. Persons in these branches are registered with us, and we assume the same compliance and regulatory obligations as would be the case if we were fully responsible for the branch’s expenses. As of December 31, 2011, we had 38 branch offices in California, Colorado, Connecticut, Florida, Georgia, New Jersey, New York, Oregon, Utah and Washington. All of these branches, except our offices in Portland and Salem, Oregon and Manhattan, New York, operate as independent contractor offices. We continue to be responsible for all expenses of the Portland, Salem and Manhattan offices.

After the contemplated transaction with JHS Capital Advisors LLC, Paulson will maintain one office, located in Portland, Oregon.

Regulation

We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of FINRA. We are also registered as a broker-dealer and investment advisor under the laws of all 50 states, Washington, D.C. and Puerto Rico.

We are a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers.

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

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness” or $100,000, whichever is greater. In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in fair value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2011, we had net capital of $5.9 million, which exceeded our minimum requirement of $0.1 million by $5.8 million. The ratio of aggregate indebtedness of $1.0 million to net capital of $5.9 million at December 31, 2011, was 0.17 to 1.

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

The securities industry has become more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, the 2008 financial crisis had an unprecedented impact on the financial services industry. Many of the biggest investment banks, including Bear Stearns, and Lehman Bros. no longer exist, and Goldman Sachs and Morgan Stanley have become bank holding companies. These developments resulted in uncertainty in the securities industry that abated somewhat in late 2009. The surviving investment banks reported strong earnings in 2010, which was driven by fixed income activity and the reduction of competition, before the market turmoil caused by the European debt crisis negatively affected earnings in 2011.

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

Employees

At December 31, 2011, we had 62 employees (of which 60 were full-time). Of these, 33 were executives and support staff and 29 were involved in brokerage activities and compensated primarily on a commission basis. We also had independent contractor arrangements with 67 independent contractors, all of whom are compensated solely on a commission basis.

After the contemplated transaction with JHS Capital Advisors LLC, Paulson is expected to employ 10 or fewer employees.

ITEM 1A.  RISK FACTORS

As a Smaller Reporting Company, information regarding Risk Factors is not required.  However, the following risk factor, which is not inclusive of all risks applicable to us, should be considered as part of any investment decision regarding our stock.

Our stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to continually meet NASDAQ's listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On October 21, 2011, we received a deficiency letter from The NASDAQ Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum closing bid as required for continued listing. In accordance with NASDAQ Marketplace Rules, we were provided a compliance period of 180 calendar days, or until April 18, 2012, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days during the suspension period. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we will be granted an additional 180-day compliance period if we comply with The NASDAQ Capital Market's continued listing requirement for market value of publicly held shares and all other applicable listing requirements except the bid price requirement. If we do not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that our securities will be delisted from The NASDAQ Capital Market. At such time, we are entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable as there are no outstanding comment letters.

ITEM 2.   PROPERTIES

We lease 17,100 square feet of office space in Portland, Oregon under a lease expiring July 31, 2012. The base monthly rental rate on this lease is currently $30,445. Our Salem, Oregon office leases 3,759 square feet of space under a lease renewal that expires in October 2014 at a monthly rent of $4,625, with rent subject to increases based upon inflation. We also lease 2,500 square feet of space for our office in Manhattan, New York under a lease expiring March 31, 2012. The base monthly rental rate on this lease is currently $14,573. Our operating leases are accounted for on a straight-line basis. Based on the upcoming expiration of the leases in Portland and Manhattan, we are currently evaluating our office space needs and options in these markets.  The other branch offices lease space but, under the terms of the relationship between us and these offices, we are not responsible for these leasing costs.

ITEM 3.   LEGAL PROCEEDINGS

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense (not including associated legal fees) totaled $25,000 and $116,000 in 2011 and 2010, respectively, and at December 31, 2011, we had $25,000 accrued for pending legal matters.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends
Our common stock trades on the NASDAQ Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2011.

Year Ended December 31, 2010	High	Low
Quarter 1	$1.62	$1.26
Quarter 2	1.53	1.20
Quarter 3	1.35	1.19
Quarter 4	1.24	0.88

Year Ended December 31, 2011	High	Low
Quarter 1	$1.30	$1.02
Quarter 2	1.25	1.00
Quarter 3	1.20	0,83
Quarter 4	0.88	0.51

As of December 31, 2011, we had 421 shareholders of record and 370 beneficial shareholders.

No dividends were declared or paid in 2010 or 2011. Net capital requirements may limit our ability to pay future dividends to our shareholders.

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2011, we had not purchased any real estate.

On February 29, 2012, the Company announced that it reached an agreement in principle to transfer its retail operations to JHS Capital Advisors LLC, a member of FINRA and SIPC and an MSRB registrant that is headquartered in Tampa, Fla. The transaction is subject to approval by FINRA and negotiation of the final transaction documents. Terms were not disclosed, and the Company was unable in good faith to make a determination of an estimate or range of estimates with respect to the transaction.  After the contemplated transaction, Paulson will continue to operate independently as a broker/dealer focused on its core competencies in boutique investment banking activities.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume decreased about 29% in 2011 from 2010, primarily due to a 36% drop in IPOs in Asia. During 2011, there were 125 IPOs in the U.S., with proceeds totaling $36.3 billion compared to 154 IPOs in the U.S. during 2010 with proceeds totaling $38.7 billion. IPO activity in both the U.S. and globally was weak in the 2nd half of 2011, but a rebound in the broader markets has resulted in an increase in new IPO filings for 2012. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

Value of Underwriter Warrants
We are required to estimate the value of all securities that we hold at the date of any financial statements and to include that value, and changes in such value, in those financial statements. Accordingly, the aggregate fair value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its fair value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as investment income or loss. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period. In addition, we, at times, have recorded a liability related to underwriter warrants that were previously held by certain employees. We are obligated to pay a bonus to these employees equal to the gain recognized by us when the warrants are exercised and the related stock is sold.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company's warrants based on each company's own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the value that has been recorded in our financial statements based on this model. At December 31, 2011, the value of underwriter warrants was $1.395 million, which was included as a separate line item on our consolidated balance sheet.

Fair Value of Investments
In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable fair value. We are required to carry these securities at fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2011, the fair value of investments which do not have a readily ascertainable fair value was $3.9 million and was included as a component of trading and investment securities owned on our consolidated balance sheet.

Legal Reserves
We record reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from our business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to us on certain of these claims. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent we believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating our liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client’s account, the possibility of wrongdoing on the part of our employee and/or independent contractor, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with legal counsel, management, based on its understanding of the facts, accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the consolidated balance sheets under the caption “accounts payable and accrued expenses.” At December 31, 2011, we had $25,000 accrued for pending legal matters.

Income Taxes
Benefits for uncertain tax positions are recognized when they are considered “more-likely-than-not” to be sustained by the taxing authority. At December 31, 2011, we did not have any unrecognized tax benefits which would have an impact on the effective tax rate if recognized. If we generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our consolidated statement of operations when that occurs.

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

•	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department.

The following table sets forth the changes in our operating results in 2011 compared to 2010 (dollars in thousands):

	Year Ended December 31,		Favorable (Unfavorable)	Percentage
	2011	2010	Change	Change
Revenues:
Commissions	$14,662	$16,211	$(1,549)	(9.6)%
Corporate finance	846	2,999	(2,153)	(71.8)
Investment income (loss)	494	(1,672)	2,166	129.5
Trading income (loss)	(1,293)	327	(1,620)	(495.4)
Interest and dividends	504	18	486	2700.0
Other	193	211	(18)	(8.5)
Total revenues	15,406	18,094	(2,688)	(14.9)

Expenses:
Commissions and salaries	14,800	15,773	973	6.2
Underwriting expenses	192	361	169	46.8
Rent and utilities	577	549	(28)	(5.1)
Communication and quotation services	541	544	3	0.6
Professional fees	629	778	149	19.1
Travel and entertainment	119	147	28	19.0
Advertising and promotion	24	119	95	79.8
Settlement expense	25	117	92	78.6
Bad debt expense	353	182	(171)	(94.0)
Depreciation and amortization	19	25	6	24.0
Licenses, taxes and insurance	447	376	(71)	(18.9)
Other	948	710	(238)	(33.5)
Total expenses	18,674	19,681	1,007	5.1
Loss before income taxes	$(3,268)	$(1,587)	$(1,681)	(105.9)%

Revenues
The European debt crisis had a negative effect on the global markets during the second half of 2011. The turmoil and uncertainty in the financial markets have had a prolonged adverse effect on all equity classes, which has been particularly acute in the small cap markets and in the pace of initial public offerings. This had a negative effect on our corporate finance and retail commissions revenues for the year. For the period from December 31, 2010 to December 31, 2011, the Dow Jones Industrial Average (the “Dow”) increased by 5.5%, while the NASDAQ composite index decreased by 1.8%.

Commissions decreased 9.6% in 2011 compared to 2010, primarily due to the weakness in the Company's primary markets. We had 96 registered representatives at December 31, 2011 compared to 95 at December 31, 2010.

Corporate finance revenue in 2011 included:
•
underwriting fees earned from the initial public offering of Vanguard Energy Corporation in the fourth quarter of 2011, in which we raised $4.8 million in gross proceeds, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

•
fees earned in relation to two private placements, totaling $1,665,000 in gross proceeds, for Patron Company Inc., as well as the value of underwriting warrants received in connection with those offerings.

•	revenue related to our participation in closed-end mutual funds.

Corporate finance revenue in 2010 included:
•
underwriting fees earned from a follow-on public offering in the first quarter of 2010, in which we raised $6.0 million for BioCurex, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•
underwriting fees earned from an initial public offering in the second quarter of 2010, in which we, together with a co-underwriter, raised $15.4 million in gross proceeds for S&W Seed Company, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering;

•
underwriting fees earned from a follow-on public offering in the fourth quarter of 2010, in which we raised $0.7 million in gross proceeds for Healthy Fast Food, Inc., as well as the Black-Scholes value of the underwriter warrants received in connection with that offering; and

•	revenue related to our participation in closed-end mutual funds.

Investment income (loss) included the following (in thousands):

	Year Ended December 31,
	2011	2010
Net unrealized depreciation related to underwriter warrants	$(186)	$(1,871)
Net unrealized depreciation of underwriter warrants – employee and independent contractor	-	10
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	680	193
Net realized losses on the sale of securities with quoted market prices and securities that are not readily marketable	-	(4)
	$494	$(1,672)

We did not exercise any underwriter warrants in 2011 or 2010. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased $1.6 million in 2011 compared to 2010. In 2011, trading income was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased $1.0 million in 2011 compared to 2010, as described in more detail below.

Commissions and salaries decreased $973,000 in 2011 compared to 2010. The decrease was primarily due to lower commissions earned on lower commission revenue and decreased compensation earned as a result of decreased investment banking activity in 2011.

Underwriting expenses decreased $169,000 in 2011 compared to 2010 as a result of the timing and level of investment banking activity in the respective periods.

Bad debt expense totaled $353,000 in 2011, and $182,000 in 2010, primarily due to allowances for doubtful accounts being established against receivables from and advances to noncustomers (independent brokers).

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

We believe our cash and receivables from our clearing organization at December 31, 2011 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from December 31, 2011. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2011.

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

At December 31, 2011, we owned 13 underwriter warrants from 10 issuers, all but 1 of which were exercisable. None of the warrants had an exercise price below the December 31, 2011 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $39,000 in 2011, primarily due to our net loss of $3.1 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $5.1 million at December 31, 2011, compared to $7.8 million at December 31, 2010. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables decreased $0.2 million to $0.6 million at December 31, 2011 from $0.8 million at December 31, 2010, primarily due to the increase in the allowance for doubtful accounts from $0.1 million to $0.4 million.

Income taxes receivable decreased $120,000 to $11,000 at December 31, 2011 from $126,000 at December 31, 2010, due to the receipt of income tax refunds during the year.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2010	$1,122
Receipt of underwriter warrants	459
Net unrealized loss on value of warrants	(164)
Warrants exercised or expired	(22)
Balance, December 31, 2011	$1,395

Deferred revenue of $0.2 million at December 31, 2011 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $12,755 per month through June 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 2,000 shares of our common stock during 2011 at an average price of $1.20 per share for a total of $2,400. Through December 31, 2011, 730,989 shares had been repurchased and, as of December 31, 2011, 69,011 shares remained available for repurchase. No repurchases were made during the fourth quarter of 2011. These repurchase programs do not have an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 18. of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as it is not required of Smaller Reporting Companies.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	406,000	$1.13	-

Equity compensation plans not approved by shareholders	-	-	-
Total	406,000	$1.13	-

(1) Includes our 1999 Stock Option Plan, which expired in September 2009.

Additional information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption  “Director Independence” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Registered Public Accountants” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules
The Consolidated Financial Statements and Schedules, together with the reports thereon of Peterson Sullivan LLP are included on the pages indicated below:

Exhibits
Unless otherwise noted, the following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 18, 1989).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 18, 2007).
10.1	Office Lease renewal for the period from June 1, 1997 to May 31, 2001, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997).
10.2	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).
10.3	Amendment 2 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2008).

10.4	Amendment 3, dated September 21, 2010, to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010).
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

21	Subsidiaries of Paulson Capital Corp. (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2008).
23.1	Consent of Peterson Sullivan LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

**	Furnished herewith
***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2012:

PAULSON CAPITAL CORP. (Registrant)

By:	/s/ CHESTER L. F. PAULSON
Chester L. F. Paulson President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2012.

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
Portland, Oregon

We have audited the accompanying consolidated balance sheet of Paulson Capital Corp. and Subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Paulson Capital Corp. and Subsidiaries listed in Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 8, 2012

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Cash	$292,002	$375,649
Receivable from clearing organization	5,511,538	8,076,637
Notes and other receivables, net of allowances for doubtful accounts of $387,853 and $100,000	607,454	767,842
Income taxes receivable	10,835	126,451
Trading and investment securities owned, at fair value	7,708,868	8,648,123
Underwriter warrants, at fair value	1,395,000	1,122,000
Prepaid and deferred expenses	543,987	539,181
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $930,199 and $918,443	48,755	25,398
Total Assets	$16,118,439	$19,681,281
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$136,839	$319,433
Payable to clearing organization	366,588	318,782
Compensation, employee benefits and payroll taxes	658,940	1,014,579
Trading securities sold, not yet purchased, at fair value	356,705	5,565
Income taxes payable - uncertain tax positions	-	144,075
Deferred revenue	229,590	382,650
Total Liabilities	1,748,662	2,185,084
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,767,985 and 5,769,985	2,163,941	2,164,401
Retained earnings	12,205,836	15,331,796
Total Shareholders' Equity	14,369,777	17,496,197
Total Liabilities and Shareholders' Equity	$16,118,439	$19,681,281

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010
Revenues
Commissions	$14,661,695	$16,211,483
Corporate finance	845,873	2,998,988
Investment income (loss)	493,700	(1,672,380)
Trading income (loss)	(1,293,479)	326,740
Interest and dividends	504,611	18,080
Other	193,167	211,561
	15,405,567	18,094,472

Expenses
Commissions and salaries	14,799,812	15,773,443
Underwriting expenses	191,799	361,179
Rent and utilities	577,609	549,419
Communication and quotation services	540,619	543,761
Professional fees	628,864	777,653
Travel and entertainment	118,890	146,995
Advertising and promotion	24,405	119,443
Settlement expense	25,000	116,479
Bad debt expense	352,819	182,038
Depreciation and amortization	18,573	24,636
Licenses, taxes and insurance	447,779	375,939
Other	947,997	710,093
	18,674,166	19,681,078

Loss before income taxes	(3,268,599)	(1,586,606)

Income tax expense (benefit):
Current	(144,579)	(370,791)
Deferred	-	-
	(144,579)	(370,791)

Net loss	$(3,124,020)	$(1,215,815)

Basic and diluted net loss per share	$(0.54)	$(0.21)

Shares used in basic and diluted per share calculations:	5,768,199	5,823,871

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2011 and 2010

	Common Stock		Retained	Total Shareholders'
	Shares	Amount	Earnings	Equity
Balance at December 31, 2009	5,891,785	$2,190,435	$16,697,652	$18,888,087

Stock options exercised and related income tax benefit	2,200	2,486	-	2,486
Redemption of common stock	(124,000)	(28,520)	(150,041)	(178,561)
Net loss	-	-	(1,215,815)	(1,215,815)
Balance at December 31, 2010	5,769,985	2,164,401	15,331,796	17,496,197

Redemption of common stock	(2,000)	(460)	(1,940)	(2,400)
Net loss	-	-	(3,124,020)	(3,124,020)
Balance at December 31, 2011	5,767,985	$2,163,941	$12,205,836	$14,369,777

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,124,020)	$(1,215,815)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(459,000)	(1,703,000)
Unrealized depreciation/expiration of underwriter warrants	186,000	1,871,000
Unrealized depreciation of underwriter warrants - employee and independent contractor	-	(10,000)
Depreciation and amortization	18,573	24,636
Bad debt expense	352,819	182,038
Loss on asset disposition	740	432
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	2,612,905	458,432
Notes and other receivables	(192,431)	(425,649)
Income taxes receivable	115,616	2,055,444
Trading and investment securities owned	939,255	(799,760)
Prepaid and deferred expenses	(4,806)	305,030
Deferred revenue	(153,060)	107,650
Accounts payable, accrued liabilities and compensation payables	(538,233)	(176,203)
Trading securities sold, not yet purchased	351,140	5,281
Income taxes payable - uncertain tax positions	(144,075)	(364,385)
Net cash provided by (used in) operating activities	(38,577)	315,131

Cash flows from investing activities:
Additions to furniture and equipment	(43,305)	(8,699)
Proceeds from sale of fixed assets	635	-
Net cash used in investing activities	(42,670)	(8,699)

Cash flows from financing activities:
Proceeds from stock option exercise and related tax benefit	-	2,486
Redemption of common stock	(2,400)	(178,561)
Net cash used in financing activities	(2,400)	(176,075)

Increase (decrease) in cash	(83,647)	130,357

Cash:
Beginning of year	375,649	245,292

End of year	$292,002	$375,649

Supplemental cash flow information:
Cash received during the period for income tax refunds, net	$119,727	$1,998,599

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

We also have a 100% owned subsidiary, Paulson Capital Properties, LLC, for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2011, we had not purchased any real estate.

Note 19 describes a subsequent event that, if approved by FINRA, will impact the organization.

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

Revenue Recognition
Securities transactions and related commissions revenue, including the sale of investment company shares, are recorded on a trade date basis. Underwriter’s fees and other underwriting revenues are recognized at the time the underwriting is completed. Revenue from sales of other securities including tax deferred units and insurance products is recorded when the units are sold. Revenue from the receipt of underwriter warrants is recognized when the underwriting is completed and the warrants are received based on the estimated fair value of the securities received using the Black-Scholes option-pricing model taking into account the exercise price, remaining life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant.

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

Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive. Basic earnings per share is the same as diluted earnings per share for the years ended December 31, 2011 and 2010 since we were in a loss position in both years.

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

At December 31, 2011 and 2010, the receivable from RBC CS was comprised of $0.4 million and $0.6 million, respectively, in commissions receivable and $5.1 million and $7.5 million, respectively, in deposits to facilitate principal trading activity.

At December 31, 2011 and 2010, the payable to RBC CS was comprised entirely of amounts used to finance principal trading activity.

NOTE 3 - NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following (in thousands):

	December 31,
	2011	2010
Officers	$55	$59
Employees	122	159
Independent brokers, net	217	320
Other	213	230
	$607	$768

Employees and independent brokers receivables relate principally to advances and expenses in excess of commission earnings and inventory losses charged to our employees and registered representatives. Other receivables are primarily related to advances to underwriting clients, as well as to commissions receivable and amounts receivable from insurance companies as reimbursement for insured losses. An allowance is recorded for specific amounts depending on the borrower’s financial status and when collection is determined by management to be doubtful. In 2011 and 2010, allowances for doubtful accounts were established against receivables from and advances to noncustomers (independent brokers). The December 31, 2011 balance of $387,853 was an increase of $287,853 from the $100,000 allowance at December 31, 2010. The December 31, 2010 balance of $100,000 was an increase of $100,000 from the $0 allowance at December 31, 2009. There were no write-downs charged against the allowances during 2011 or 2010.

For those loans that bear interest, interest income is recognized on an accrual basis

NOTE 4 – FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	December 31,
	2011		2010
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,763	Level 1	$5,471	Level 1
Corporate equities, not readily marketable	3,857	Level 3	2,945	Level 3
Corporate options/warrants, marketable	89	Level 1	232	Level 1
Underwriter warrants	1,395	Level 3	1,122	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	357	Level 1	6	Level 1

 Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants – Employee and Independent Contractor	Not Readily Marketable Investment Securities
Balance, December 31, 2009	$1,290	$(10)	$2,776
Fair value of underwriter warrants received included as a component of corporate finance income	1,703	-	-
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2010	(1,865)	9	169
Underwriter warrants exercised or expired included as a component of investment income	(6)	1	-
Balance, December 31, 2010	1,122	-	2,945
Fair value of underwriter warrants received included as a component of corporate finance income	459	-	-
Purchases	-	-	210
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2011	(164)	-	702
Underwriter warrants exercised or expired included as a component of investment income	(22)	-	-
Balance, December 31, 2011	1,395	-	3,857

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

Valuation of Underwriter Warrants
We estimate the fair value of our underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one year in which we cannot exercise the warrants. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the value that has been recorded in the financial statements based on this model.

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

There were no changes to our valuation methods or techniques during 2011 or 2010.

NOTE 5 - TRADING AND INVESTMENT SECURITIES OWNED AND TRADING SECURITIES SOLD, NOT YET PURCHASED

Certain information regarding our trading and investment securities owned and our trading securities sold, not yet purchased was as follows (in thousands):

	December 31, 2011			December 31, 2010
Fair Value:	Trading Securities	Invest- ment Securities	Sold, Not Yet Purchased	Trading Securities	Invest-ment Securities	Sold, Not Yet Purchased
Corporate equities	$3,746	$3,874	$357	$5,437	$2,979	$6
Corporate options/warrants	89	-	-	232	-	-
	$3,835	$3,874	$357	$5,669	$2,979	$6

Certain information regarding our investment securities was as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net unrealized appreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	$680	$193
Net realized losses on the sale of securities with quoted market prices and securities that are not readily marketable	$-	$(4)

	December 31,
	2011	2010
Cost basis of investment securities	$3,535	$3,325

NOTE 6 - UNDERWRITER WARRANTS

Underwriter warrant activity was as follows (in thousands):

Fair value at December 31, 2009	$1,290
Fair value of warrants received	1,703
Net unrealized loss in value of warrants	(1,865)
Value of warrants exercised or expired	(6)
Fair value at December 31, 2010	1,122
Fair value of warrants received	459
Net unrealized loss in value of warrants	(164)
Value of warrants exercised or expired	(22)
Fair value at December 31, 2011	$1,395

NOTE 7 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2011	2010
Furniture and equipment	$811	$812
Leasehold improvements	168	131
	979	943
Less accumulated depreciation and amortization	(930)	(918)
	$49	$25

NOTE 8 - INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Current tax expense (benefit):
Federal	$-	$-
State and local	(145)	(371)
	(145)	(371)
Deferred tax expense (benefit):
Federal	-	-
State and local	-	-
	-	-
	$(145)	$(371)

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010
Income tax expense (benefit) at statutory federal tax rate	$(1,112)	$(539)
State and local taxes, net of federal tax effect	(164)	(70)
Permanent differences – employee stock options, officer life insurance and other	82	42
Change in valuation allowance on net deferred tax asset	1,257	643
Change in reserve for tax contingencies	(144)	(364)
Other, net	(64)	(83)
	$(145)	$(371)

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred revenue	$90	$148
Furniture and equipment	40	54
Allowance for bad debts	153	39
Federal net operating loss carryforward	1,806	454
Federal capital loss carryforward	530	216
State net operating loss carryforwards and credits	821	592
State net capital loss carryforwards	312	270
Unrealized depreciation on securities	-	20
Compensation and benefits	40	36
Charitable contribution carryforwards and other	22	21
	3,814	1,850
Valuation allowance	(2,983)	(1,726)
	831	124

Prepaid expenses	(161)	(124)
Unrealized appreciation on securities	(670)	-
	$-	$-

We recorded an increase to our valuation allowance for 2011 and 2010 of $1,257,000 and $643,000, respectively, based upon management’s assessment that it is more likely than not that the deferred tax assets will not be fully realized. We exhausted all opportunities to carry back current net operating and capital losses to the greatest extent allowable under current tax law. The realization of these deferred tax assets is dependent on having future taxable income. If we generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our consolidated statement of operations when that occurs.

Federal net operating loss carryforwards of $5.3 million at December 31, 2011 fully expire in 2031. State net operating loss carryforwards of approximately $17.1 million at December 31, 2011 expire from 2012 through 2031. State net capital losses of approximately $9.4 million at December 31, 2011 expire from 2013 to 2016.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at December 31, 2009	$418
Additions for tax positions taken in prior years	-
Reductions for tax positions taken in prior years	(295)
Additions for tax positions taken in the current year	-
Balance at December 31, 2010	123
Reductions for tax positions taken in prior years due to the lapses of statutes of limitations	(123)
Balance at December 31, 2011	$-

We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 31, 2005. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 31, 2007 tax year. The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, are 2005 through 2011.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan
Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. The Plan expired in September 2009 and, accordingly, there were no options available for grant at December 31, 2011. At December 31, 2011, 406,000 shares of our common stock were reserved for issuance related to the Plan. Activity under the Plan for the two most recent fiscal years was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2009	476,000	$1.13
Exercised	(2,200)	$1.13
Expired	(50,000)	$1.13
Outstanding at December 31, 2010	423,800	$1.13
Expired	(17,800)	$1.13
Outstanding at December 31, 2011	406,000	$1.13

Certain information regarding options outstanding and exercisable as of December 31, 2011 was as follows:

Options Outstanding and Exercisable
Number	406,000
Weighted average per share exercise price	$1.13
Aggregate intrinsic value	-
Weighted average remaining contractual term	4.5 years

Stock-Based Compensation
We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Our options are fully vested upon the date of grant. Accordingly, we recognize the related stock-based compensation expense on the grant date as a component of commissions and salaries on our consolidated statements of operations. Stock-based compensation totaled $0 and $0 in 2011 and 2010, respectively.

No options were granted during 2010 or 2011.

The risk-free rate used is based on the U.S. Treasury yield over the expected life of the options granted. Expected lives were estimated using the simplified method, which considers the vesting term and original contract term. The expected volatility is calculated based on the historical volatility of our common stock.

Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation plan was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Weighted average grant-date per share fair value of share options granted	$-	$-
Total intrinsic value of share options exercised	-	1
Cash received from options exercised	-	2
Tax deduction realized related to stock options exercised	-	-

As of December 31, 2011, there was no unrecognized stock-based compensation.

NOTE 10 - LOSS PER SHARE

Shares used for our basic net loss per share and our diluted net loss per share were the same in both 2011 and 2010 since we were in a loss position.

Stock options not included in the diluted net loss per share calculations because they would be antidilutive were 406,000 and 423,800 in 2011 and 2010, respectively.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases
We lease office space under the terms of various non-cancellable operating leases, expiring between 2012 and 2014. The future minimum payments required for leases are as follows (in thousands):

Year Ending December 31,
2012	$369
2013	73
2014	61
$503

The leases are accounted for on a straight-line basis and provide for payment of taxes and other expenses by us. Rent expense for the years ended December 31, 2011 and 2010 was approximately $578,000 and $549,000, respectively.

Legal
We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense (not including associated legal fees) totaled $25,000 and $116,000 in 2011 and 2010, respectively, and, at December 31, 2011, we had $25,000 accrued for pending legal matters.

Guarantees
There are no guarantees made by the Company that may result in a loss or future obligations as of December 31, 2011.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Retirement benefits for our employees who have completed certain service requirements are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. Contributions to the plan for the years ended December 31, 2011 and 2010 were $0 for both years.

NOTE 13 - NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital (as defined) of 6 2/3% of total aggregate indebtedness or $100,000, whichever is greater. At December 31, 2011, the required minimum net capital was $100,000. At December 31, 2011, we had net capital of $5,899,118, which was $5,799,118 in excess of our required net capital of $100,000. In addition, we are not allowed to have a ratio of aggregate indebtedness to net capital in excess of 15 to 1. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. Our net capital ratio was 0.17 to 1 at December 31, 2011.

NOTE 14 - SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During 2011 and 2010, we repurchased a total of 2,000 share for $2,400 and 124,000 shares for $179,000, respectively, and, at December 31, 2011, 69,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

NOTE 15 - CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities owned include investments in the common stock and warrants of the following companies, which represent more than 10% of trading and investment securities owned at December 31, 2011 and 2010 (dollars in thousands):

As of December 31, 2011: Company	Investment at Fair Value	Percentage of Total
Charles & Colvard, Ltd.	$2,058	26.7%
Shiftwise	2,660	34.5%
	$4,718	61.2%

As of December 31, 2010: Company	Investment at Fair Value	Percentage of Total
Charles & Colvard, Ltd.	$2,424	28.0%
Shiftwise	2,000	23.1%
BioCurex, Inc.	1,185	13.7%
	$5,609	64.8%

In 2011 and 2010, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

Warrants from two companies represented 80% of the total underwriting warrants owned as of December 31, 2011.

Securities sold not yet purchased represent one U.S. treasury bond as of December 31, 2011.

We are also exposed to concentrations of credit risk related to our cash deposits. We maintain cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limit.  At any given time, our cash balance may exceed the balance insured by the FDIC.  We monitor such credit risk at the financial institution and have not experienced any losses related to such risks to date.

In addition, we are engaged in trading and brokerage activities with RBC CS. In the event RBC CS does not fulfill its obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of RBC CS. It is our policy to review, as necessary, the credit standing of RBC CS.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010. we paid approximately $80,000 and $154,000, respectively, of legal costs on behalf of our officers, employees and independent contractors.

NOTE 17 - DEFERRED REVENUE

Deferred revenue consists of amounts received related to our clearing firm agreement. Other income in both 2011 and 2010 included $153,000 and $142,000, respectively, in amortization of deferred revenue.

NOTE 18 - NEW ACCOUNTING GUIDANCE

In April 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance will not have a material impact on the Company’s financial statements.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company announced that it reached an agreement in principle to transfer its retail operations to JHS Capital Advisors LLC, a member of FINRA and SIPC and an MSRB registrant that is headquartered in Tampa, Fla. The transaction is subject to approval by FINRA. Terms were not disclosed, and the Company was unable in good faith to make a determination of an estimate or range of estimates with respect to the transaction.  After the contemplated transaction, Paulson will continue to operate independently as a broker/dealer focused on its core competencies in boutique investment banking activities.

Paulson Capital Corp. and Subsidiaries

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2011

Description	Number of Warrants	Warrants Obligated to Employees Included in Total	Date Exercisable	Exercise Price per Warrant	Expiration Date
BioCurex, Inc. (units)	108,000	--	01/19/11	6.00	01/19/15
Converted Organics, Inc. (units)	13,122	1,822	02/13/08	66.00	02/13/12
U-Swirl Inc. (units)	76,500	--	03/19/09	6.12	03/19/13
U-Swirl Inc. (units)	105,688	--	10/13/11	0.48	10/13/15
ICOP Digital (units)	6,500	--	06/01/10	55.20	06/01/14
Manhattan Bridge Capital, Inc. (common)	20,000	--	12/28/10	2.50	12/28/15
Patron Company, Inc. (units)	112,500	--	04/30/11	1.20	04/30/18
Patron Company, Inc. (units)	47,500	--	07/18/11	1.20	07/18/18
Patron Company, Inc. (units)	6,500	--	07/29/11	1.20	07/29/18
The Quantum Group (units)	84,000	--	12/12/08	13.20	12/12/12
S&W Seed (units)	105,000	--	05/03/11	13.20	05/03/15
Vanguard Energy (units)	427,500	--	11/14/12	1.20	11/14/16
BAZI International Inc. (common)	5,500	2,750	03/27/08	1.50	03/27/12