Form 10-Q
period 2012-03-31
PAULSON CAPITAL CORP
filed 2012-05-14
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,766,985
(Class)	(Outstanding at May 14, 2012)

PAULSON CAPITAL CORP. AND SUBSIDIARIES
FORM 10-Q

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash	$288,971	$292,002
Receivable from clearing organization	4,849,645	5,511,538
Notes and other receivables, net of allowances for doubtful accounts of $387,853 for both periods	658,970	607,454
Income taxes receivable	28,090	10,835
Trading and investment securities owned, at fair value	9,108,215	7,708,868
Underwriter warrants, at fair value	1,652,000	1,395,000
Prepaid and deferred expenses	369,650	543,987
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $932,471 and $930,199	45,442	48,755
Total Assets	$17,000,983	$16,118,439
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$308,960	$136,839
Payable to clearing organization	124,431	366,588
Compensation, employee benefits and payroll taxes	595,435	658,940
Dividends payable	288,349	-
Trading securities sold, not yet purchased, at fair value	10	356,705
Deferred revenue	191,325	229,590
Total Liabilities	1,508,510	1,748,662
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,766,985 and 5,767,985	2,163,711	2,163,941
Retained earnings	13,328,762	12,205,836
Total Shareholders' Equity	15,492,473	14,369,777
Total Liabilities and Shareholders' Equity	$17,000,983	$16,118,439

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Commissions	$3,206,138	$4,394,030
Corporate Finance	22,794	69,137
Investment income (loss)	249,511	(102,682)
Trading income	1,968,921	385,409
Interest and dividends	121,406	131,375
Other	40,890	44,698
	5,609,660	4,921,967

Expenses
Commissions and salaries	3,209,272	4,359,624
Underwriting expenses	37,189	10,214
Rent and utilities	155,384	141,338
Communication and quotation services	128,694	130,608
Professional fees	256,259	209,323
Travel and entertainment	37,600	29,922
Clearing expenses	79,054	104,652
Depreciation and amortization	4,113	4,482
Licenses, taxes and insurance	125,297	129,411
Other	164,504	182,603
	4,197,366	5,302,177

Income (loss) before income taxes	1,412,294	(380,210)

Income tax expense (benefit):
Current	-	1,000
Deferred	-	-
	-	1,000

Net income (loss)	$1,412,294	$(381,210)

Basic and diluted net income (loss) per share	0.24	(0.07)

Shares used in basic and diluted per share calculations:	5,767,897	5,768,852

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,412,294	$(381,210)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Receipt of underwriter warrants	-	(7,000)
Unrealized (appreciation) depreciation/expiration of underwriter warrants	(257,000)	89,000
Depreciation and amortization	4,113	4,482
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	419,737	419,199
Notes and other receivables	(51,516)	(196,926)
Income taxes receivable	(17,255)	(4,506)
Trading and investment securities owned	(1,399,347)	(163,001)
Prepaid and deferred expenses	174,337	141,231
Deferred revenue	(38,265)	(38,266)
Accounts payable, accrued liabilities and compensation payables	108,616	145,298
Trading securities sold, not yet purchased	(356,695)	(5,565)
Income taxes payable - uncertain tax positions	-	1,000
Net cash provided by (used in) operating activities	(981)	3,736

Cash flows from investing activities:
Additions to furniture and equipment	(800)	(31,746)

Cash flows from financing activities:
Payments to retire common stock	(1,250)	(2,400)

Decrease in cash	(3,031)	(30,410)

Cash:
Beginning of period	292,002	375,649

End of period	$288,971	$345,239

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$17,255	$4,505

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Earnings Per Share

The number of shares used for our basic net income (loss) per share and diluted net income (loss) per share was the same for both periods presented. For the three-month period ended March 31, 2012, we had 391,000 anti-dilutive stock options outstanding. For the three-month period ended March 31, 2011, we had 411,000 anti-dilutive stock options outstanding.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	March 31, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$5,129	Level 1	$3,763	Level 1
Corporate equities, not readily marketable	3,857	Level 3	3,857	Level 3
Corporate options/warrants, marketable	122	Level 1	89	Level 1
Underwriter warrants	1,652	Level 3	1,395	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	-	Level 1	357	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2011	$1,395	$3,857
Fair value of underwriter warrants received included as a component of corporate finance income	-	-
Investment in privately-held company	-	-
Net unrealized gain (loss), included as a component of investment loss related to securities held	257	-
Balance, March 31, 2012	$1,652	$3,857

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2010	$1,122	$2,945
Fair value of underwriter warrants received included as a component of corporate finance income	7	-
Investment in privately-held company	-	100
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held	(89)	-
Balance, March 31, 2011	$1,040	$3,045

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

There were no changes to our valuation methods or techniques during the first quarter of 2012 or 2011.

Note 4. Stockholders' Equity

Repurchase of Common Stock
In the first quarter of 2012, we repurchased 1,000 shares of our common stock for $1,250, or $1.25 per share, pursuant to our stock repurchase program previously approved by our Board of Directors, after which 68,011 shares remain available for repurchase. This repurchase plan does not have an expiration date.

In the first quarter of 2011, we repurchased 2,000 shares of our common stock for $2,400, or $1.20 per share.

Common Share Dividends
In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. Dividends payable in the amount of $288,349 were recorded in the first quarter of 2012.

Note 5. New Accounting Guidance
Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

Note 6. Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 7. Subsequent Events
In the first quarter of 2012, the Company announced that it had reached an agreement with JHS Capital Advisors, LLC (JHS) to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. The sale closed on April 16, 2012. Under the agreement, the Company is to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received at closing, and the balance is to be paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. The final purchase price is subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve-month period ended at that time.

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

•	As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.

•	Our directors and executive officers control approximately 47% of our common stock and may have interests differing from those of other stockholders.

•	The acquisition, integration or divestiture of businesses by us may not produce the desired financial or operating results.

OVERVIEW

Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities of our wholly-owned subsidiary, Paulson Investment Company, Inc., which has operations in four principal categories, all of them in the financial services industry. These categories are:

•	securities brokerage activities for which we earn commission revenues;
•	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
•	securities trading from which we record profit or loss, depending on trading results; and
•	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through March 31, 2012, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. During the first quarter of 2012, global IPO volume decreased significantly, particularly in Asia. Total global IPO's declined by 52% and proceeds fell by 66% to $12.5 billion compared to the first quarter of 2011. In the United States, the number of IPO's increased, but the total proceeds declined sharply. There were 42 IPO's in the first quarter of 2012 with proceeds of $5.9 billion compared to 32 IPO's with proceeds of $13.4 billion in the first quarter of 2011. The outlook for the remainder of 2012 is encouraging, especially in the United States where as of March 31, 2012, 196 companies had filed IPO’s with the SEC seeking to raise approximately $50 billion.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 8, 2012.

SALE OF RETAIL BROKERAGE OPERATIONS

In February 2012, the Company announced it had reached an agreement with JHS Capital Advisors, LLC (JHS) of Tampa, Florida to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. Under the transaction, Paulson advisors will become registered representatives of JHS and, through JHS, will continue to use RBC Correspondent Services, a division of RBC Capital Markets, LLC, for custody of client assets and securities, trade execution and portfolio reporting.

The sale closed on April 16, 2012. Under the agreement, the Company is to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received at closing, and the balance is to be paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. The final purchase price is subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. The agreement also requires twelve directors, officers and employees of the Company to enter into non-solicitation and non-competition agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date and, subject to a limited exception, engaging in the retail brokerage business for one year from the closing date.

The Company will continue to operate independently as a broker/dealer focused on its core competencies in boutique investment banking activities, and will continue as a public company trading under the symbol "PLCC" on the NASDAQ Exchange.

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

The following tables set forth the changes in our operating results in the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011 (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)	Percentage
	2012	2011	Change	Change
Revenues:
Commissions	$3,206	$4,394	$(1,188)	(27.0)%
Corporate finance	23	69	(46)	(66.7)
Investment income (loss)	250	(103)	353	342.7
Trading income	1,969	386	1,583	410.1
Interest and dividends	121	131	(10)	(7.6)
Other	41	45	(4)	(8.9)
Total revenues	5,610	4,922	688	14.0
Expenses:
Commissions and salaries	3,209	4,360	1,151	26.4
Underwriting expenses	37	10	(27)	(270.0)
Rent and utilities	156	141	(15)	(10.6)
Communication and quotation services	129	131	2	1.5
Professional fees	256	209	(47)	(22.5)
Travel and entertainment	38	30	(8)	(26.7)
Clearing expenses	79	105	26	24,8
Depreciation and amortization	4	4	-	-
Licenses, taxes and insurance	125	129	4	3.1
Other	165	183	18	9.8
Total expenses	4,198	5,302	1,104	20.8
Income (loss) before income taxes	$1,412	$(380)	$1,792	471.6%

Revenues
The markets in the United States had a very strong first quarter of 2012, with the Dow Jones Industrial Average rising 8.1% and the NASDAQ composite index rising 18.7%. Investor confidence was supported by improved economic numbers and less market turmoil internationally, particularly in Europe. This has led to expectations for improved corporate earnings, particularly from technology companies.

Commissions declined 27% during the first quarter ended March 31, 2012 compared to the first quarter of 2011, which was largely due to fewer registered representatives generating commissions in the current period. We had 67 registered representatives at March 31, 2012, compared to 98 at March 31, 2011.

Corporate finance income in the first quarter of 2012 was down 66.7% from the first quarter of 2011.  The Company participated in no private placements in the first quarter of 2012, while underwriting discounts from a private placement were earned in the prior year's quarter.

Investment gain (loss) included the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Net unrealized appreciation (depreciation) related to underwriter warrants	$257	$(89)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(7)	(14)
	$250	$(103)

We did not exercise any underwriter warrants in the first quarter of 2012 or 2011. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased by 410% to $1.969 million in the first quarter of 2012 compared to $385,000 in the first quarter of 2011. The trading income was positively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased by $1.104 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower commission and salaries and other expenses, which were partially offset by higher underwriting, rent and utilities, and professional fees.

Commissions and salaries decreased $1.151 million in the first quarter of 2012 compared to the first quarter of 2011. The decrease was due to fewer registered representatives with the Company in the current quarter.

Underwriting expenses increased by $27,000 in the first quarter of 2012 compared to the first quarter of 2011. Expenses vary due to the timing and level of investment banking activity.

Professional fees increased by $47,000 in the first quarter of 2012 compared to the same quarter in 2011. The increase was due to fees incurred as a result of the agreement with JHS to sell the Company's retail brokerage operations, which closed subsequent to the end of the quarter.

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

We believe our cash and receivables from our clearing organization at March 31, 2012 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from March 31, 2012. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2012.

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

At March 31, 2012, we owned 11 underwriter warrants from 8 issuers, all but 1 of which were exercisable. None of the warrants had an exercise price below the March 31, 2012 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $1,000 in the first quarter ended March 31, 2012. Our net income of $1.412 million was offset by changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $4.7 million at March 31, 2012 and $5.1 million at December 31, 2011. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $52,000 to $659,000 at March 31, 2012 from $607,000 at December 31, 2011, primarily due to a new loan to a third party, offset by scheduled repayments.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2011	$1,395
Receipt of underwriter warrants	-
Net unrealized gain on value of warrants	257
Warrants exercised or expired	-
Balance, March 31, 2012	$1,652

Deferred revenue of $191,000 at March 31, 2012 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $12,755 per month through June 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during the first quarter of 2012 at an average price of $1.25 per share for a total of $1,250. Through March 31, 2012, a total of 731,989 shares had been repurchased and 68,011 shares remained available for repurchase under the program. This repurchase program does not have an expiration date.

In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. The ex-dividend date was April 2, 2012.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first three months of 2012:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	-	-	-	69,011
February 1 to February 29	-	-	-	69,011
March 1 to March 31	1,000	$1.25	1,000	68,011
Total	1,000	1.25	1,000	68,011

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In June 2008, our Board of Directors approved the repurchase of up to an additional 200,000 shares of our common stock. This authorization does not have an expiration date.

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

PAULSON CAPITAL CORP.

Date: May 14, 2012	By:	/s/ Chester L. F. Paulson
Chester L. F. Paulson President and Chief Executive Officer
Principal Executive Officer

	By:	/s/ Murray G. Smith
Murray G. Smith
Chief Financial Officer
Principal Financial Officer