Form 10-Q
period 2012-06-30
PAULSON CAPITAL CORP
filed 2012-08-14
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,766,985
(Class)	(Outstanding at August 14, 2012)

PAULSON CAPITAL CORP. AND SUBSIDIARIES
FORM 10-Q

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash	$341,893	$292,002
Receivable from clearing organization	3,592,300	5,511,538
Notes and other receivables, net of allowances for doubtful accounts of $509,997 and $387,853	1,165,208	607,454
Income taxes receivable	54,090	10,835
Trading and investment securities owned, at fair value	7,693,096	7,708,868
Underwriter warrants, at fair value	1,203,000	1,395,000
Prepaid and deferred expenses	615,208	543,987
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $192,331 and $930,199	10,456	48,755
Total Assets	$14,675,251	$16,118,439
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$283,500	$136,839
Payable to clearing organization	92,216	366,588
Compensation, employee benefits and payroll taxes	89,106	658,940
Trading securities sold, not yet purchased, at fair value	-	356,705
Deferred revenue	148,808	229,590
Total Liabilities	613,630	1,748,662
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,766,985 and 5,767,985	2,163,711	2,163,941
Retained earnings	11,897,910	12,205,836
Total Shareholders' Equity	14,061,621	14,369,777
Total Liabilities and Shareholders' Equity	$14,675,251	$16,118,439

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2012	2011	2012	2011
Revenues
Commissions	$450,887	$3,915,986	$3,657,025	$8,310,016
Corporate Finance	24,670	108,551	47,464	177,688
Investment loss	(829,132)	(109,828)	(579,621)	(212,510)
Trading income (loss)	(1,026,076)	(1,521,936)	942,845	(1,136,527)
Interest and dividends	39,309	135,897	160,715	267,272
Loss on asset disposition	(702)	-	(702)	-
Gain on sale of assets	1,619,656	-	1,619,656	-
Other	54,096	46,764	94,985	91,462
	332,708	2,575,434	5,942,367	7,497,401

Expenses
Commissions and salaries	879,777	4,019,006	4,089,049	8,378,630
Underwriting expenses	525	436	37,714	10,650
Rent and utilities	59,623	144,371	215,007	285,709
Communication and quotation services	88,546	134,068	217,240	264,676
Professional fees	173,671	177,786	429,930	387,109
Travel and entertainment	8,227	31,491	45,827	61,413
Advertising and promotion	651	5,217	9,123	16,139
Settlement expense	-	25,000	-	25,000
Clearing expenses	85,142	112,944	164,196	217,596
Bad debt expense	232,129	-	232,129	-
Depreciation and amortization	444	5,160	4,557	9,642
Licenses, taxes and insurance	141,047	109,778	266,344	239,189
Other	93,777	170,198	249,808	341,879
	1,763,559	4,935,455	5,960,924	10,237,632

Loss before income taxes	(1,430,851)	(2,360,021)	(18,557)	(2,740,231)

Income tax expense:
Current	-	2,000	-	3,000
Deferred	-	-	-	-
	-	2,000	-	3,000

Net loss	$(1,430,851)	$(2,362,021)	$(18,557)	$(2,743,231)

Basic and diluted net loss per share	(0.25)	(0.41)	(0.00)	(0.48)

Shares used in basic and diluted per share calculations:	5,766,985	5,767,985	5,767,441	5,768,416

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(18,557)	$(2,743,231)
Adjustments to reconcile net loss to net cash flows from operating activities
Receipt of underwriter warrants	-	(79,000)
Unrealized depreciation/expiration of underwriter warrants	192,000	220,000
Depreciation and amortization	4,557	9,642
Bad debt expense	232,129	-
Loss on asset disposition	702	-
Gain on sale of assets	(1,619,656)	-
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,644,866	1,163,187
Notes and other receivables	(221,577)	(170,798)
Income taxes receivable	(43,255)	126,451
Trading and investment securities owned	15,772	1,524,227
Prepaid and deferred expenses	(71,221)	244,169
Deferred revenue	(80,782)	(76,530)
Accounts payable, accrued liabilities and compensation payables	(423,173)	(203,773)
Trading securities sold, not yet purchased	(356,705)	10,562
Income taxes payable - current	-	7,159
Income taxes payable - uncertain tax positions	-	3,000
Net cash provided by (used in) operating activities	(744,900)	35,065

Cash flows from investing activities:
Additions to furniture and equipment	(800)	(32,746)
Proceeds from sale of fixed assets	250	-
Proceeds from sale of assets	1,084,940	-
Net cash provided by (used in) investing activities	1,084,390	(32,746)

Cash flows from financing activities:
Dividends paid to common shareholders	(288,349)	-
Payments to retire common stock	(1,250)	(2,400)
Net cash used in financing activities	(289,599)	(2,400)

Increase (decrease) in cash	49,891	(81)

Cash:
Beginning of period	292,002	375,649

End of period	$341,893	$375,568

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$(43,255)	$126,451
Receivable from sale of assets	$568,306	$-

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of June 30, 2012 and December 31, 2011 and for the three- and six-month periods ended June 30, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Earnings Per Share

The number of shares used for our basic net income (loss) per share and diluted net income (loss) per share was the same for both periods presented. For the three- and six-month periods ended June 30, 2012, we had 241,000 anti-dilutive stock options outstanding. For the three- and six-month periods ended June 30, 2011, we had 411,000 anti-dilutive stock options outstanding.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	June 30, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,991	Level 1	$3,763	Level 1
Corporate equities, not readily marketable	3,477	Level 3	3,857	Level 3
Corporate options/warrants, marketable	225	Level 1	89	Level 1
Underwriter warrants	1,203	Level 3	1,395	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	-	Level 1	357	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2011	$1,395	$3,857
Fair value of underwriter warrants received included as a component of corporate finance income	-	-
Investment in privately-held company	-	-
Net unrealized loss, included as a component of investment loss related to securities held	(192)	(380)
Balance, June 30, 2012	$1,203	$3,477

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2010	$1,122	$2,945
Fair value of underwriter warrants received included as a component of corporate finance income	79	-
Investment in privately-held company	-	100
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held	(220)	20
Balance, June 30, 2011	$981	$3,065

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

There were no changes to our valuation methods or techniques during the first six-month periods of 2012 or 2011.

Note 4. Divestiture of Brokerage Operations

In the first quarter of 2012, the Company announced that it had reached an agreement with JHS Capital Advisors, LLC (JHS) to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. The sale closed on April 16, 2012. In consideration of the sale, the Company is to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received at closing on April 16, 2012, with the balance to be paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. These installment payments to the Company are supported by a standby letter of credit issued in favor of the Company, and the total installment amounts of $568,306 have been included within notes and other receivables. Subsequent to June 30, 2012, the Company received $165,183 as the first installment payment. The final purchase price is subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time.

Note 5. Stockholders' Equity

Repurchase of Common Stock
In the first quarter of 2012, we repurchased 1,000 shares of our common stock for $1,250, or $1.25 per share, pursuant to our stock repurchase program previously approved by our Board of Directors. Following this repurchase, 68,011 shares remain available for repurchase. This repurchase plan does not have an expiration date.

In the first quarter of 2011, we repurchased 2,000 shares of our common stock for $2,400, or $1.20 per share.

Common Share Dividends
In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. Dividends in the amount of $288,349 were paid to common shareholders in the second quarter.

Note 6. New Accounting Guidance
Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

Note 7. Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities of our wholly-owned subsidiary, Paulson Investment Company, Inc. ("PIC"), which has operations in four principal categories, all of them in the financial services industry. These categories are:

•	securities brokerage activities for which we earn commission revenues;
•	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
•	securities trading from which we record profit or loss, depending on trading results; and
•	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio.

During the six-month period ended June 30, 2012, the Company sold substantially all of PIC's retail brokerage business to JHS Capital Advisors, LLC and intends to focus its operations on boutique investment banking.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through June 30, 2012, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. During the first six months of 2012, the number and total proceeds of global IPO's fell by approximately 50% to 107, generating $49.9 billion, compared to the first six months of 2011 when 222 IPO's were completed for total proceeds of $95.5 billion. In the United States, the number of IPO's was down slightly to 73 during the current six-month period compared to 79 in the first six months of 2011. However, total proceeds increased to $28.6 billion from $25.5 billion raised in the first six months of 2011. The outlook for the remainder of 2012 is encouraging globally, where many companies delayed their initial public offerings due to weak international market conditions in the first half of 2012, which conditions have recently showed signs of improvement. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

SALE OF RETAIL BROKERAGE OPERATIONS

In February 2012, the Company announced it had reached an agreement with JHS Capital Advisors, LLC (JHS) of Tampa, Florida to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. Under the transaction, Paulson advisors became registered representatives of JHS and, through JHS, will continue to use RBC Correspondent Services, a division of RBC Capital Markets, LLC, for custody of client assets and securities, trade execution and portfolio reporting.

The sale closed on April 16, 2012. Under the agreement, the Company is to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received on closing on April 16, 2012, and the balance is to be paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. Subsequent to June 30, 2012, the first installment payment of $165,183 was received. The final purchase price is subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. The agreement also requires twelve directors, officers and employees of the Company to enter into non-solicitation and non-competition agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date and, subject to a limited exception, engaging in the retail brokerage business for one year from the closing date.

The Company will continue to operate independently as a broker/dealer focused on its core competencies in boutique investment banking activities, and will continue as a public company under the symbol "PLCC" on the NASDAQ Exchange.

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

The following tables set forth the changes in our operating results in the three- and six-month periods ended June 30, 2012 compared to the three- and six-month periods ended June 30, 2011 (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2012	2011	Change	Change
Revenues:
Commissions	$451	$3,916	$(3,465)	(88.5)%
Corporate finance	25	108	(83)	(76.9)
Investment loss	(829)	(110)	(719)	(653.6)
Trading loss	(1,026)	(1,522)	496	32.6
Interest and dividends	39	136	(97)	(71.3)
Loss on asset disposition	(1)	-	(1)	(100.0)
Gain on sale of assets	1,620	-	1,620	100.0
Other	54	47	7	14.9
Total revenues	333	2,575	(2,242)	(87.1)
Expenses:
Commissions and salaries	880	4,019	3,139	78.1
Underwriting expenses	1	1	-	*
Rent and utilities	60	144	84	58.3
Communication and quotation services	88	134	46	34.3
Professional fees	174	178	4	2.2
Travel and entertainment	8	31	23	74.2
Advertising and promotion	1	5	4	80.0
Settlement expense	-	25	25	100.0
Clearing expenses	85	105	19	18,1
Bad debt expense	232	-	(232)	(100.0)
Depreciation and amortization	1	5	4	80.0
Licenses, taxes and insurance	141	110	(31)	(28.2)
Other	93	178	85	47.8
Total expenses	1,764	4,935	3,171	64.3
Loss before income taxes	$(1,431)	$(2,360)	$929	39.4%

*Not meaningful.

	Six Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2012	2011	Change	Change
Revenues:
Commissions	$3,657	$8,310	$(4,653)	(56.0)%
Corporate finance	47	178	(131)	(73.6)
Investment loss	(580)	(212)	(368)	(173.6)
Trading income (loss)	943	(1,136)	2,079	183.0
Interest and dividends	161	267	(106)	(39.7)
Loss on asset disposition	(1)	-	(1)	(100.0)
Gain on sale of assets	1,620	-	1,620	100.0
Other	95	91	4	4.4
Total revenues	5,942	7,498	(1,556)	(20.8)
Expenses:
Commissions and salaries	4,089	8,379	4,290	51.2
Underwriting expenses	38	11	(27)	(245.5)
Rent and utilities	215	286	71	24.8
Communication and quotation services	217	265	48	18.1
Professional fees	430	387	(43)	(11.1)
Travel and entertainment	46	61	15	24.6
Advertising and promotion	9	16	7	43.8
Settlement expense	-	25	25	100.0
Clearing expenses	164	217	53	24.4
Bad debt expense	232	-	(232)	(100.0)
Depreciation and amortization	5	10	5	50.0
Licenses, taxes and insurance	266	239	(27)	(11.3)
Other	250	342	92	26.9
Total expenses	5,961	10,238	4,277	41.8
Loss before income taxes	$(19)	$(2,740)	$2,721	99.3%

Revenues
The strong first quarter of 2012 for the United States markets did not carry over into the second quarter, with the NASDAQ Composite declining 5.1% in the second quarter, although for the six-month period, the NASDAQ Composite was up 12.7%. The Dow Jones Industrial Average was up 5.4% for the six-month period, although it showed a decline of 2.6% in the second quarter. Second quarter performance suffered due to continuing uncertainty over the European debt crisis, a possible slowing of growth in China, and the slower than anticipated economic recovery in the United States.

Commissions declined 89% during the second quarter ended June 30, 2012 compared to the second quarter of 2011 and declined 56% for the first six months of 2012 compared to the first six months of 2011. The declines were largely due to the sale of the Company's retail brokerage business to JHS effective April 16, 2012. As of June 30, 2012, the Company had 3 registered representatives, which were included in the Company's 16 employees, compared to 98 registered representatives as of June 30, 2011.

Corporate finance income in the second quarter of 2012 was down 76.9% from the second quarter of 2011, and was down 73.6% for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The Company participated in no private placements in the first six months of  2012, while underwriting discounts from a private placement were earned in the first six months of 2011.

Investment loss included the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
Net unrealized appreciation (depreciation) related to underwriter warrants	$(449)	$(130)	$(192)	$(220)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(380)	20	(254)	7
Net realized loss on the sale of securities with quoted market prices and securities that are not readily marketable	-	-	(134)	-
	$(829)	$(110)	$(580)	$(213)

We did not exercise any underwriter warrants in the first two quarters of 2012 or 2011. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading loss decreased by 32.6% to $1.026 million in the second quarter of 2012 compared to $1.522 million in the second quarter of 2011. For the first six months of 2012, trading income was $943 thousand compared to a trading loss of $1.136 million for the first six months of 2011. The trading income was positively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased by $3.171 million in the second quarter of 2012 compared to the second quarter of 2011, and decreased by $4.277 million for the first six months of 2012 compared to the first six months of 2011. The decline in both periods was primarily due to the sale of the Company's retail brokerage operations in April 2012, which resulted in lower commissions and salaries, as well as related expenses including rent and utilities, and communications and quotation services. Bad debt expense increased by $232,000 for both the quarter and six-month period as the Company reserved the full amount of two notes receivable. Professional fees decreased by $4,000 in the second quarter and increased $43,000 in the first six months of 2012 compared to the same periods in 2011 due to the sale of the Company's retail brokerage operations on April 16, 2012. Underwriting expenses were unchanged for the second quarter of 2012 compared to the second quarter of 2011, but increased by $27,000 in the first six months of 2012 compared to the first six months of 2011. Expenses vary due to the timing and level of investment banking activity.

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

We believe our cash and receivables from our clearing organization at June 30, 2012 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from June 30, 2012. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2012.

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

At June 30, 2012, we owned 11 underwriter warrants from 8 issuers, all but 1 of which were exercisable. None of the warrants had an exercise price below the June 30, 2012 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $745,000 in the six months ended June 30, 2012, which included our net loss of $19,000 as well as changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $3.5 million at June 30, 2012 and $5.1 million at December 31, 2011. The period-to-period reduction is primarily due to the sale of our retail brokerage business to JHS Capital Advisors.  Our net receivable from our clearing organization is also affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

During the second quarter of 2012, we sold our retail brokerage business to JHS Capital Advisors, LLC and recorded a one-time gain on sale of assets of $1.620 million. Notes and other receivables net of allowances for doubtful accounts increased $558,000 to $1.165 million at June 30, 2012 from $607,000 at December 31, 2011, primarily due to the note receivable from JHS for $568,000 for the installment payments due under the sale of the Company's retail brokerage operations.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2011	$1,395
Receipt of underwriter warrants	-
Net unrealized loss on value of warrants	192
Warrants exercised or expired	-
Balance, June 30, 2012	$1,203

Deferred revenue of $149,000 at June 30, 2012 was related to amounts received from our clearing firm pursuant to a five-year agreement with three, one-year extensions, and is being amortized at the rate of $14,881 per month through April 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during the first quarter of 2012 at an average price of $1.25 per share for a total of $1,250. Through June 30, 2012, a total of 731,989 shares had been repurchased and 68,011 shares remained available for repurchase under the program. This repurchase program does not have an expiration date.

In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. The ex-dividend date was April 2, 2012. Dividends paid to common shareholders totaled $288,349.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first six months of 2012:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	-	-	-	69,011
February 1 to February 29	-	-	-	69,011
March 1 to March 31	1,000	$1.25	1,000	68,011
April 1 to June 30	-	-	-	68,011
Total	1,000	$1.25	1,000	68,011

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization does not have an expiration date.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1*	Asset Purchase Agreement dated April 10, 2012 by and between JHS Capital Advisors, LLC, Paulson Investment Company, Inc. and the Company.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith
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

Date:	August 14, 2012	PAULSON CAPITAL CORP.

By:	/s/ Chester L. F. Paulson
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

By:	/s/ Murray G. Smith
Murray G. Smith
Chief Financial Officer
Principal Financial Officer