Form 10-Q
period 2012-09-30
PAULSON CAPITAL CORP
filed 2012-11-08
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,766,985
(Class)	(Outstanding at November 8, 2012)

PAULSON CAPITAL CORP. AND SUBSIDIARIES
FORM 10-Q

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash	$456,130	$292,002
Receivable from clearing organization	3,423,754	5,511,538
Notes and other receivables, net of allowances for doubtful accounts of $509,997 and $387,853	1,188,806	607,454
Income taxes receivable	45,085	10,835
Trading and investment securities owned, at fair value	7,470,867	7,708,868
Underwriter warrants, at fair value	1,344,000	1,395,000
Prepaid and deferred expenses	486,889	543,987
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $155,113 and $930,199	10,050	48,755
Total Assets	$14,425,581	$16,118,439
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$404,294	$136,839
Payable to clearing organization	52,700	366,588
Compensation, employee benefits and payroll taxes	78,831	658,940
Trading securities sold, not yet purchased, at fair value	-	356,705
Deferred revenue	156,666	229,590
Total Liabilities	692,491	1,748,662
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,766,985 and 5,767,985	2,163,711	2,163,941
Retained earnings	11,569,379	12,205,836
Total Shareholders' Equity	13,733,090	14,369,777
Total Liabilities and Shareholders' Equity	$14,425,581	$16,118,439

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2012	2011	2012	2011
Revenues
Commissions	$67,963	$3,486,974	$3,724,988	$11,796,990
Corporate finance	22,199	77,984	69,663	255,672
Investment income (loss)	141,205	58,621	(438,416)	(153,889)
Trading income (loss)	(132,220)	(392,830)	810,625	(1,529,357)
Interest and dividends	399,941	124,640	560,656	391,912
Loss on asset disposition	-	-	(702)	-
Gain (loss) on sale of assets	(23,471)	-	1,596,185	-
Other	44,753	45,140	139,738	136,602
	520,370	3,400,529	6,462,737	10,897,930

Expenses
Commissions and salaries	278,687	3,514,332	4,367,736	11,892,962
Underwriting expenses	4,500	1,051	42,214	11,701
Rent and utilities	39,885	143,655	254,892	429,364
Communication and quotation services	48,713	136,460	265,953	401,136
Professional fees	160,577	76,014	590,507	463,123
Travel and entertainment	3,897	30,129	49,724	91,542
Advertising and promotion	185	4,044	9,308	20,183
Settlement expense	73,917	(25,000)	73,917	-
Clearing expenses	10,329	79,965	174,525	297,561
Bad debt expense	-	4,167	232,129	4,167
Depreciation and amortization	406	4,698	4,963	14,340
Licenses, taxes and insurance	170,249	109,973	436,593	349,162
Other	57,556	130,470	307,364	472,349
	848,901	4,209,958	6,809,825	14,447,590

Loss before income taxes	(328,531)	(809,429)	(347,088)	(3,549,660)

Income tax expense (benefit):
Current	-	(147,075)	-	(144,075)
Deferred	-	-	-	-
	-	(147,075)	-	(144,075)

Net loss	$(328,531)	$(662,354)	$(347,088)	$(3,405,585)

Basic and diluted net loss per share	(0.06)	(0.11)	(0.06)	(0.59)

Shares used in basic and diluted per share calculations:	5,766,985	5,767,985	5,767,288	5,768,271

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(347,088)	$(3,405,585)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	-	(122,000)
Unrealized depreciation/expiration of underwriter warrants	51,000	176,000
Receipt of securities from investing activities	(439,000)	-
Depreciation and amortization	4,963	14,340
Bad debt expense	232,129	4,167
Loss on asset disposition	702	-
Gain on sale of assets	(1,596,185)	-
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,773,896	1,917,527
Notes and other receivables	(429,081)	(204,518)
Income taxes receivable	(34,250)	119,727
Trading and investment securities owned	677,001	2,153,494
Prepaid and deferred expenses	57,098	147,178
Deferred revenue	(72,924)	(114,795)
Accounts payable, accrued liabilities and compensation payables	(312,654)	(524,959)
Trading securities sold, not yet purchased	(356,705)	(3,690)
Income taxes payable - uncertain tax positions	-	(144,075)
Net cash provided by (used in) operating activities	(791,098)	12,811

Cash flows from investing activities:
Additions to furniture and equipment	(800)	(41,145)
Proceeds from sale of fixed assets	250	-
Proceeds from sale of assets	1,245,375	-
Net cash provided by (used in) investing activities	1,244,825	(41,145)

Cash flows from financing activities:
Dividends paid to common shareholders	(288,349)	-
Payments to retire common stock	(1,250)	(2,400)
Net cash used in financing activities	(289,599)	(2,400)

Increase (decrease) in cash	164,128	(30,734)

Cash:
Beginning of period	292,002	375,649

End of period	$456,130	$344,915

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$(26,000)	$119,727
Receivable from sale of assets	$384,400	$-

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of September 30, 2012 and December 31, 2011 and for the three- and nine-month periods ended September 30, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Earnings Per Share

The number of shares used for our basic net income (loss) per share and diluted net income (loss) per share was the same for both periods presented. For the three- and nine-month periods ended September 30, 2012, we had 218,500 anti-dilutive stock options outstanding. For the three- and nine-month periods ended September 30, 2011, we had 406,000 anti-dilutive stock options outstanding.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	September 30, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,338	Level 1	$3,763	Level 1
Corporate equities, not readily marketable	3,916	Level 3	3,857	Level 3
Corporate options/warrants, marketable	217	Level 1	89	Level 1
Underwriter warrants	1,344	Level 3	1,395	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	-	Level 1	357	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2011	$1,395	$3,857
Fair value of underwriter warrants received included as a component of corporate finance income	-	-
Investment in privately-held company	-	439
Net unrealized gain (loss), included as a component of investment loss related to securities held	(51)	(380)
Balance, September 30, 2012	$1,344	$3,916

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2010	$1,122	$2,945
Fair value of underwriter warrants received included as a component of corporate finance income	122	-
Investment in privately-held company	-	210
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held	(176)	42
Balance, September 30, 2011	$1,068	$3,197

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

There were no changes to our valuation methods or techniques during the nine-month periods of 2012 or 2011.

Note 4. Divestiture of Brokerage Operations

In the first quarter of 2012, the Company announced that it had reached an agreement with JHS Capital Advisors, LLC (JHS) to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. The sale closed on April 16, 2012. In consideration of the sale, the Company is to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received at closing on April 16, 2012, with the balance to be paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. These installment payments to the Company are supported by a standby letter of credit issued in favor of the Company, and the total installment amounts of $568,306 were included within notes and other receivables. During the three- and nine-month periods ended September 30, 2012, the Company received $165,183 as the first installment payment. Subsequent to the end of the current nine-month period, the Company received the second installment payment of $153,666. The final purchase price is subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time.

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

OVERVIEW

Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities of our wholly-owned subsidiary, Paulson Investment Company, Inc. ("PIC"), which has operations in four principal categories, all of them in the financial services industry. These categories are:

•	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
•	securities trading from which we record profit or loss, depending on trading results;
•	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and
•	securities brokerage activities for which we earn commission revenues.

During the second quarter of fiscal 2012 ended June 30, 2012, the Company sold substantially all PIC's retail brokerage business to JHS Capital Advisors, LLC and is focusing its operations on boutique investment banking.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through September 30, 2012, we had not purchased any real estate.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. During the first nine months of 2012, the number of global IPO's fell by approximately 47% to 142, which raised proceeds of $70.7 billion, compared to the first nine months of 2011 when 269 IPO's were completed for total proceeds of $113 billion. Fewer initial public offerings from China and continued economic weakness in Europe contributed to the declines.  In the United States, the number of IPO's was up slightly to 99 during the current nine-month period, compared to 96 in the first nine months of 2011. Total proceeds for the US IPO's increased to $35.0 billion from $29.2 billion raised in the first nine months of 2011. The outlook for the remainder of 2012 is encouraging globally. Although many companies delayed their initial public offerings due to continued concerns about weak economic growth rates internationally, the number of companies in the global IPO pipeline continues to increase to near historic high levels. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

The sale closed on April 16, 2012. Under the agreement, the Company is to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received on closing on April 16, 2012, and the balance is to be paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. During the three- and nine-month periods ended September 30, 2012, the Company received $165,183 as the first installment payment. Subsequent to September 30, 2012, the Company received the second installment payment of $153,666. The final purchase price is subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. The agreement also requires twelve directors, officers and employees of the Company to enter into non-solicitation and non-competition agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date and, subject to a limited exception, engaging in the retail brokerage business for one year from the closing date.

The Company continues to operate independently as a broker/dealer focused on its core competencies in boutique investment banking activities, and continues as a public company under the symbol "PLCC" on the NASDAQ Exchange.

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

•	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department; and
•	Commissions, which represent amounts earned from our retail securities brokerage activities.

The following tables set forth the changes in our operating results in the three- and nine month periods ended September 30, 2012 compared to the three- and nine-month periods ended September 30, 2011 (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)	Percentage
	2012	2011	Change	Change
Revenues:
Commissions	$68	$3,487	$(3,419)	(98.0)%
Corporate finance	22	78	(56)	(71.8)
Investment income	141	59	82	139.0
Trading loss	(132)	(393)	261	66.4
Interest and dividends	400	125	275	220.0
Gain (loss) on sale of assets	(24)	-	(24)	(100.0)
Other	45	45	-	*
Total revenues	520	3,401	(2,881)	(84.7)
Expenses:
Commissions and salaries	279	3,514	3,235	92.1
Underwriting expenses	4	1	(3)	(300.0)
Rent and utilities	40	144	104	72.2
Communication and quotation services	49	136	87	64.0
Professional fees	161	76	(85)	(111.8)
Travel and entertainment	4	30	26	86.7
Advertising and promotion	-	4	4	100.0
Settlement expense	74	(25)	(99)	(396.0)
Clearing expenses	10	80	70	87.5
Bad debt expense	-	4	4	100.0
Depreciation and amortization	-	5	5	100.0
Licenses, taxes and insurance	170	110	(60)	(54.5)
Other	58	131	73	55.7
Total expenses	849	4,210	3,361	79.8
Loss before income taxes	$(329)	$(809)	$480	59.3%

*Not meaningful.

	Nine Months Ended September 30,		Favorable (Unfavorable)	Percentage
	2012	2011	Change	Change
Revenues:
Commissions	$3,725	$11,797	$(8,072)	(68.4)%
Corporate finance	70	256	(186)	(72.7)
Investment loss	(438)	(154)	(284)	(184.4)
Trading income (loss)	810	(1,529)	2,339	153.0
Interest and dividends	561	392	169	43.1
Loss on asset disposition	(1)	-	(1)	(100.0)
Gain on sale of assets	1,596	-	1,596	100.0
Other	140	136	4	2.9
Total revenues	6,463	10,898	(4.435)	(40.7)
Expenses:
Commissions and salaries	4,368	11,893	7,525	63.3
Underwriting expenses	42	12	(30)	(250.0)
Rent and utilities	255	429	174	40.6
Communication and quotation services	266	401	135	33.7
Professional fees	590	463	(127)	(27.4)
Travel and entertainment	50	92	42	45.7
Advertising and promotion	9	20	11	55.0
Settlement expense	74	-	(74)	(100.0)
Clearing expenses	175	298	123	41.3
Bad debt expense	232	4	(228)	(5700.0)
Depreciation and amortization	5	14	9	64.3
Licenses, taxes and insurance	437	349	(88)	(25.2)
Other	307	473	166	35.1
Total expenses	6,810	14,448	7,638	52.9
Loss before income taxes	$(347)	$(3,550)	$3,203	90.2%

Revenues
The United States markets had a strong third quarter of 2012, with the NASDAQ Composite rising 6.2%. For the first nine months of 2012, the NASDAQ increased by 19.6%, The Dow Jones Industrial Average was up 4.3% in the third quarter and increased 10% for the nine month period. Third quarter performance was driven by international government stimulus programs and moderate economic growth in the United States, particularly in manufacturing and housing.

Commissions declined 98% during the third quarter ended September 30, 2012 compared to the third quarter of 2011 and declined 68.4% for the first nine months of 2012 compared to the first nine months of 2011. The declines were largely due to the sale of substantially all the Company's retail brokerage business to JHS effective April 16, 2012. As of September 30, 2012, the Company had 5 registered representatives, which were included in the Company's 17 employees, compared to 98 registered representatives as of September 30, 2011.

Corporate finance income in the third quarter of 2012 was down 71.8% from the third quarter of 2011, and declined 72.7% for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011.  The Company participated in a smaller private placement for The Patron Company in the first nine months of 2012, while we completed a larger private placement for The Patron Company in the third quarter of 2011.

Investment income (loss) included the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net unrealized appreciation (depreciation) related to underwriter warrants	$141	$44	$(51)	$(176)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	-	15	(253)	22
Net realized loss on the sale of securities with quoted market prices and securities that are not readily marketable	-	-	(134)	-
	$141	$59	$(438)	$(154)

We did not exercise any underwriter warrants in the first three quarters of 2012 or 2011. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading loss decreased by 66.4% to $132 thousand in the third quarter of 2012 compared to $393 thousand in the third quarter of 2011. For the first nine months of 2012, trading income was $810 thousand compared to a trading loss of $1.529 million for the first nine months of 2011. The trading income was positively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased by $3.361 million in the third quarter of 2012 compared to the third quarter of 2011, and decreased by $7.638 million for first nine months of 2012 compared to the first nine months of 2011. The decline in both periods was primarily due to the sale of the Company's retail brokerage operations in April 2012, which resulted in lower commissions and salaries, as well as related expenses including rent and utilities, and communications and quotation services. Bad debt expense decreased by $4,000 in the third quarter and increased by $228,000 in the nine-month period as the Company reserved the full amount of two notes receivable. Professional fees increased by $85,000 in the third quarter and increased $127,000 in the nine month period of 2012 compared to the same periods in 2011 primarily due to the sale of the Company's retail brokerage operations on April 16, 2012. Underwriting expenses increased by $3,000 in the third quarter of 2012 compared to the third quarter of 2011 and increased by $30,000 in the first nine months of 2012 compared to the first nine months of 2011. Expenses vary due to the timing and level of investment banking activity. Licenses, taxes and insurance increased by $60,000 in the third quarter and increased $88,000 in the nine month period of 2012 compared to the same periods in 2011 primarily due to higher insurance costs.

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

We believe our cash and receivables from our clearing organization at September 30, 2012 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from September 30, 2012. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2012.

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

At September 30, 2012, we owned 11 underwriter warrants from 8 issuers, all but 1 of which were exercisable. None of the warrants had an exercise price below the September 30, 2012 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $791,000 in the first nine months ended September 30, 2012, which included our net loss of $347,000 as well as changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $3.4 million at September 30, 2012 and $5.1 million at December 31, 2011. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

During the second quarter of 2012, we sold substantially all our retail brokerage business to JHS Capital Advisors, LLC and recorded a gain on sale of assets, after adjustments, of $1.596 million. Notes and other receivables net of allowances for doubtful accounts increased $581,000 to $1.188 million at September 30, 2012 from $607,000 at December 31, 2011, primarily due to the remainder of the note receivable from JHS for the remaining installment payments due under the sale of the Company's retail brokerage operations.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2011	$1,395
Receipt of underwriter warrants	-
Net unrealized loss on value of warrants	51
Warrants exercised or expired	-
Balance, September 30, 2012	$1,344

Deferred revenue of $157,000 at September 30, 2012 was primarily related to amounts received from our clearing firm pursuant to a five-year agreement with three, one-year extensions, and is being amortized at the rate of $14,881 per month through April 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during the first quarter of 2012 at an average price of $1.25 per share for a total of $1,250. Through September 30, 2012, a total of 731,989 shares had been repurchased and 68,011 shares remained available for repurchase under the program. This repurchase program does not have an expiration date.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first nine months of 2012:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	-	-	-	69,011
February 1 to February 29	-	-	-	69,011
March 1 to March 31	1,000	$1.25	1,000	68,011
April 1 to June 30	-	-	-	68,011
July 1 to September 30	-	-	-	68,011
Total	1,000	$1.25	1,000	68,011

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

Date: November 8, 2012	PAULSON CAPITAL CORP.

	By	/s/ “Chester L. F. Paulson”
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/ “Murray G. Smith”
Murray G. Smith
Chief Financial Officer
Principal Financial Officer