Form 10-K
period 2012-12-31
PAULSON CAPITAL CORP
filed 2013-03-21
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2012

OR

     [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-18188

PAULSON CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 SW Naito Parkway, Suite 300, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 243-6000

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,317,034, computed by reference to the last sales price ($1.05) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2012).

The number of shares outstanding of the registrant’s common stock as of March 21, 2013 was 5,766,985 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

PAULSON CAPITAL CORP.
2012 FORM 10-K ANNUAL REPORT

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

General

Paulson Capital Corp., established in 1970, is a holding company whose operating subsidiary, Paulson Investment Company, Inc. ("PIC"), is a full service brokerage firm.  Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities conducted through PIC, which has operations in four principal categories, all of them in the financial services industry. These categories are:

•	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
•	securities trading from which we record profit or loss, depending on trading results;
•	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and
•	securities brokerage activities for which we earn commission revenues.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2012, we had not purchased any real estate.

During the second quarter of fiscal 2012 ended June 30, 2012, the Company sold substantially all PIC's retail brokerage business to JHS Capital Advisors, LLC and is focusing its operations on boutique investment banking.

Divestiture of Brokerage Operations

In the first quarter of 2012, the Company announced that it had reached an agreement with JHS Capital Advisors, LLC ("JHS") to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. The sale closed on April 16, 2012. In consideration of the sale, we were to be paid approximately $1,653,247 net of certain deductions for compensation expenses. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. The final purchase price was $1,522,841. During the year ended December 31, 2012, we received a total of $1,413,505. Subsequent to the year-end, the final installment of $109,336 was received.

Proposed Change in Ownership of Broker-Dealer License

As announced in February 2013, the Company has been exploring the restructure of the business of its wholly owned subsidiary, Paulson Investment Company, Inc. (“PIC”), which would include bringing in new capital and adding new management people and brokers. The restructuring, which is designed to expand PIC's investment banking capabilities to include early- and late-stage private financing, would be subject to FINRA approval.

Overview

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. Global IPO volume decreased by about 40% in 2012 compared to 2011, largely due to substantial declines in the number and value of IPO's in both Asia and Europe. Global IPO proceeds declined 28% in 2012 from 2011. In the U.S., there were 128 IPOs in 2012, which was up slightly from the 125 IPOs completed in 2011. Most of the US IPOs were completed in the first half of 2012 as continued economic uncertainty in both the US and internationally cooled the IPO market as the year progressed. IPO proceeds in the U.S. were up about 15% in 2012 from 2011 to $42.6 billion from $36.3 billion. However, the 2012 figure was greatly supported by the $16 billion Facebook IPO, which by itself contributed over one-third of the total IPO proceeds for the year. The outlook for 2013 is for continued improvement in the number of companies seeking to go public. The market indexes have been moving towards record highs, and the recent implementation of the JOBS Act has led to increased interest in new offerings, particularly among smaller and development stage companies.

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

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

Year Ended December 31,	2012	2011
Commissions	$3,767	$14,662
Corporate finance	521	846
Investment income (loss)	(554)	494
Trading income (loss)	1,036	(1,293)
Interest and dividends	1,280	504
Gain on sale of assets	1,489	-
Other	186	193
	$7,725	$15,406

In 2012 and 2011, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

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

Corporate Finance

While a substantial portion of our corporate finance business consists of acting as managing underwriter of initial and follow-on public offerings for microcap and smallcap companies, we also perform financial advisory services and act as a placement agent for PIPEs and private placements for smaller companies. We underwrite the public offerings on a “firm commitment” basis, which means that we agree to purchase a specific amount of securities from the issuer at a discount and resell the securities to the public at a specified price after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”). Managing these public offerings involves the risk of loss if we are unable to resell at a profit the securities we are committed to purchase. This risk is usually reduced by including other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering. We, and the other underwriters, may also sell a portion of our respective commitments through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment. As an underwriter, we are also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission. We do not have insurance to cover our potential liabilities as an underwriter.

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

Between June 1, 1978 and December 31, 2012, we acted as the managing underwriter or co-managing underwriter for 166 public securities offerings, raising approximately $1.2 billion for corporate finance clients. Of these, 95 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

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

In 2012, we completed one initial public offering in which we raised $2.8 million for Methes Energies International, as well as one private placement for Patron Company, Inc. In 2011, we completed one initial public offering in which we raised $4.8 million for Vanguard Energy Corporation, as well as two private placements for Patron Company, Inc.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from our trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2012, we held securities of 8 privately-held companies in our investment accounts with a fair value of $4.9 million.

Trading Income and Market Making

In addition to executing trades as an agent, we regularly act as a principal in executing trades in equity securities. At December 31, 2012, we made a market in 7 securities of 4 issuers. All 4 of these were issuers for which we had acted as managing or co-managing underwriter of public financings.

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

Branch Offices

We previously had a network of branch offices which were generally run by independent contractors who assumed liability for all the operating expenses of the branch. We typically received between 10% and 15% of the gross commission earned by the branch, with the balance retained by the branch to pay its expenses and staff. As of December 31, 2011, we had 38 branch offices in California, Colorado, Connecticut, Florida, Georgia, New Jersey, New York, Oregon, Utah and Washington. Pursuant to the sale of substantially all of our brokerage operations to JHS Capital Advisors, branch offices previously affiliated with us were transferred to JHS. As of December 31, 2012, the Company had no branch offices.

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

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness” or $100,000, whichever is greater. In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in fair value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2012, we had net capital of $4.1 million, which exceeded our minimum requirement of $0.1 million by $4.0 million. The ratio of aggregate indebtedness of $1.0 million to net capital of $4.1 million at December 31, 2012, was 0.24 to 1.

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

The securities industry has become more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, the 2008 financial crisis had an unprecedented impact on the financial services industry. Many of the biggest investment banks, including Bear Stearns, and Lehman Bros. no longer exist, and Goldman Sachs and Morgan Stanley have become bank holding companies. These developments resulted in uncertainty in the securities industry that abated somewhat in late 2009. The surviving investment banks have reported inconsistent recent results from their investment banking activities with much of their current revenue and profit growth coming from their other lines of business.

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

Employees

At December 31, 2011, we had 62 employees (of which 60 were full-time). Of these, 33 were executives and support staff and 29 were involved in brokerage activities and compensated primarily on a commission basis. We also had independent contractor arrangements with 67 independent contractors, all of whom were compensated solely on a commission basis.

Pursuant to the sale of substantially all of our retail brokerage operations to JHS in April 2012 which included the transfer of registered personnel to JHS, as of December 31, 2012, we had 15 employees (of which 14 were full time). Of these, 11 were executives and support staff and 4 were involved in brokerage activities and compensated primarily on a commission basis. We had no independent contractor arrangements remaining.

As announced in February 2013, the Company has been exploring the restructure of the business of its wholly owned subsidiary, Paulson Investment Company, Inc. (“PIC”), which would include bringing in new capital and adding new management people and brokers. The restructuring, which is designed to expand PIC's investment banking capabilities to include early- and late-stage private financing, would be subject to FINRA approval.

ITEM 1A.  RISK FACTORS

As a Smaller Reporting Company, information regarding Risk Factors is not required. However, the following risk factor, which is not inclusive of all risks applicable to us, should be considered as part of any investment decision regarding our stock.

Our stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to continually meet NASDAQ's listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On September 27, 2012, we received a deficiency letter from The NASDAQ Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum closing bid as required for continued listing. In accordance with NASDAQ Marketplace Rules, we were provided a compliance period of 180 calendar days, or until March 26, 2013, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days during the suspension period. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we will be granted an additional 180-day compliance period if we comply with The NASDAQ Capital Market's continued listing requirement for market value of publicly held shares and all other applicable listing requirements except the bid price requirement. On March 12, 2013, we notified NASDAQ of our intention to cure the deficiency during the additional 180-day compliance period, including by effecting a reverse stock split, if necessary. If we do not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that our securities will be delisted from The NASDAQ Capital Market. At such time, we are entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable as there are no outstanding comment letters.

ITEM 2.   PROPERTIES

We lease 4,500 square feet of office space in Portland, Oregon on a month-to-month basis. The base monthly rental rate is currently $10,000.  Due to the sale of our prior brokerage operations to JHS, the Company no longer has any other offices or branch offices.

ITEM 3.   LEGAL PROCEEDINGS

We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense totaled $199,000 and $25,000 in 2012 and 2011, respectively. At December 31, 2012, we had $175,000 accrued for pending legal matters.

ITEM 4.   MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends
Our common stock trades on the NASDAQ Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2012.

Year Ended December 31, 2011	High	Low
Quarter 1	$1.30	$1.02
Quarter 2	1.25	1.00
Quarter 3	1.20	0.83
Quarter 4	0.88	0.51

Year Ended December 31, 2012	High	Low
Quarter 1	$1.29	$0.53
Quarter 2	1.22	0.88
Quarter 3	1.07	0.71
Quarter 4	1.05	0.68

As of December 31, 2012, we had 51 registered shareholders of record and 388 beneficial shareholders.

During 2012, we paid two special cash dividends to our common shareholders. In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. In December 2012, the Board approved a special cash dividend of $0.15 per share payable December 28, 2012 to shareholders of record December 14, 2012. Future dividends will depend upon our financial condition, results of operations, current and anticipated cash requirements, acquisition or divestiture plans and any other factors that our Board of Directors deems relevant. We do not have any present intention of paying dividends on our common stock in the foreseeable future.

No dividends were declared or paid in 2011. Net capital requirements may limit our ability to pay future dividends to our shareholders.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

ITEM 6.  SELECTED FINANCIAL DATA

As a Smaller Reporting Company, this information is not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities conducted through our wholly-owned subsidiary, Paulson Investment Company, Inc., which has operations in four principal categories, all of them in the financial services industry. These categories are:

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2012, we had not purchased any real estate.

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

Global IPO volume decreased by about 40% in 2012 compared to 2011, largely due to substantial declines in the number and value of IPOs in both Asia and Europe. Global IPO proceeds declined 28% in 2012 from 2011. In the U.S., there were 128 IPOs in 2012, which was up slightly from the 125 IPOs completed in 2011. IPO proceeds in the U.S. were up about 15% in 2012 from 2011 to $42.6 billion from $36.3 billion. Favorable regulatory changes in the US for new IPOs under the JOBS Act as well as the recent strength in the market indexes have resulted in an improved outlook for IPOs in 2013. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company's warrants based on each company's own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the value that has been recorded in our financial statements based on this model. At December 31, 2012, the value of underwriter warrants was $1.548 million, which is included as a separate line item on our consolidated balance sheet.

Fair Value of Investments
In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable fair value. We are required to carry these securities at fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2012, the fair value of investments which do not have a readily ascertainable fair value was $4.9 million and is included as a component of trading and investment securities owned on our consolidated balance sheet.

Notes and Other Receivables
Notes and other receivables generally are stated at their outstanding unpaid principal balance. Interest income on receivables is recognized on an accrual basis. Receivables are reviewed on a regular and continual basis by our management and, if events or changes in circumstances cause us to doubt the collectability of the contractual payments, a receivable will be assessed for impairment. The Company considers a receivable to be impaired when, based on upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable agreement. When we determine collection to be doubtful, an allowance for amounts receivable is recorded and the receivable is placed on a non-performing (non-accrual) status. Payments received on non-accrual receivables are applied first to reduce the outstanding interest, and are then applied to the receivable unless we determine impairment is likely in which case payments are applied to the outstanding receivable balance (cost recovery method). Interest received on impaired receivables is recorded using the cash receipts method unless management determines further impairment is probable. No impairment loss is recorded if the carrying amount of the receivable (principal and accrued interest) is expected to be fully recovered through borrower payments and enforcement of action against the borrower's collateral, if any. The conclusion that a receivable may become uncollectible, in whole or in part, is a matter of judgment. We do not have a formal risk rating system. Receivables and the related accrued interest are analyzed on an individual and continuous basis for recoverability. Delinquencies are determined based upon contractual terms. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered to be adequate, with due consideration to workout agreements, to provide for unrecoverable receivables and receivables, including impaired receivables, other receivables, and accrued interest. Uncollectible receivables and related interest receivable are charged directly to the allowance account once it is determined that the full amount is not collectible.

Legal Reserves
We record reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from our business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to us on certain of these claims. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent we believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating our liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client’s account, the possibility of wrongdoing on the part of our employee and/or independent contractor, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with legal counsel, management, based on its understanding of the facts, accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the consolidated balance sheets under the caption “accounts payable and accrued expenses.” At December 31, 2012, we had $175,000 accrued for pending legal matters.

Income Taxes
Benefits for uncertain tax positions are recognized when they are considered “more-likely-than-not” to be sustained by the taxing authority. At December 31, 2012, we did not have any unrecognized tax benefits which would have an impact on the effective tax rate if recognized. If we generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our consolidated statement of operations when that occurs.

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

•	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department; and
•	Commissions, which represent amounts earned from our retail securities brokerage activities.

The following table sets forth the changes in our operating results in 2012 compared to 2011 (dollars in thousands):

	Year Ended December 31,		Favorable (Unfavorable)	Percentage
	2012	2011	Change	Change
Revenues:
Commissions	$3,767	$14,662	$(10,895)	(74.3)%
Corporate finance	521	846	(325)	(38.4)
Investment income (loss)	(554)	494	(1,048)	(212.1)
Trading income (loss)	1,036	(1,293)	2,329	180.1
Interest and dividends	1,280	504	776	154.0
Gain on sale of assets	1,489	-	1,489	100.0
Other	186	193	(7)	(3.6)
Total revenues	7,725	15,406	(7,681)	(49.9)

Expenses:
Commissions and salaries	4,655	14,800	10,145	68.5
Underwriting expenses	182	192	10	5.2
Clearing expenses	182	353	171	48.4
Rent and utilities	288	577	289	50.1
Communication and quotation services	305	541	236	43.6
Professional fees	694	629	(65)	(10.3)
Travel and entertainment	64	119	55	46.2
Advertising and promotion	10	24	14	58.3
Settlement expense	199	25	(174)	(696.0)
Bad debt expense	570	353	(217)	(61.5)
Depreciation and amortization	5	19	14	73.7
Licenses, taxes and insurance	589	447	(142)	(31.8)
Other	378	595	217	36.5
Total expenses	8,121	18,674	10,553	56.5
Loss before income taxes	$(396)	$(3,268)	$2,872	87.9%

Revenues
The continuing debt crisis in Europe and the fiscal cliff in the United States had a negative effect on the global markets for the second half of 2012. The turmoil and uncertainty in the financial markets have had prolonged effect on all equity classes, but have been particularly acute in the small-cap markets and in initial public offerings, which have had a negative effect on our corporate finance and retail commissions revenues for the year. For the period from December 31, 2011 to December 31, 2012, the Dow Jones Industrial average (the “Dow”) increased by 7.3%, while the NASDAQ composite index increased by 15.9%.

Commissions declined 74% in 2012 compared to 2011, primarily due to the sale of substantially all the Company's retail brokerage business to JHS effective April 16, 2012. As of December 31, 2012, the Company had 4 registered representatives involved in brokerage activities and compensated primarily on a commission basis, which were included in the Company's 15 employees, compared to 95 registered representatives as of December 31, 2011.

Corporate finance revenue in 2012 included:
•
Underwriting fees earned from the initial public offering of Methes Energies International in the fourth quarter of 2012, in which we raised $2.8 million in gross proceeds, as well as the Black-Scholes value of the underwriter warrants received in connection with the offering.

•	Fees earned in relation to an additional private placement of shares in Patron Company, Inc., as well as the value of the underwriter warrants received in connection with the offering.
•	Fees earned performing financial advisory services for corporate financial clients.
•	Revenue related to our participation in closed-end mutual funds.

Corporate finance revenue in 2011 included:
•
Underwriting fees earned from the initial public offering of Vanguard Energy Corporation in the fourth quarter of 2011, in which we raised $4.8 million in gross proceeds, as well as the Black-Scholes value of the underwriter warrants received in connection with that offering.

•
Fees earned in relation to an initial private placement and an additional placement of shares in Patron Company, Inc., as well as the value of the underwriter warrants received in connection with the offerings.

•	Revenue related to our participation in closed-end mutual funds.

Investment income (loss) included the following (in thousands):

	Year Ended December 31,
	2012	2011
Net unrealized appreciation (depreciation) related to underwriter warrants	$(148)	$(186)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(406)	680
	$(554)	$494

We did not exercise any underwriter warrants in 2012 or 2011. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased by $2.3 million in 2012 compared to 2011. In 2012, trading income was positively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased $10.6 million in 2012 compared to 2011, as described in more detail below.

Commissions and salaries decreased $10.1 million in 2012 compared to 2011. The decrease was primarily due to the sale of the Company's retail brokerage operations in April 2012.

Underwriting expenses decreased $10,000 in 2012 compared to 2011 as a result of the timing and level of investment banking activity in the respective periods.

Clearing expenses decreased $171,000 in 2012 compared to 2011. The decrease was primarily due to the sale of the Company's retail brokerage operations in April 2012.

Rent and utilities expenses declined by $289,000 in 2012 compared to 2011 due to the Company's non-Portland offices being transferred with the sale of the brokerage operations.

Communication and quotation services decreased by $236,000 to $305,000 from $541,000 due to the decline in the number of registered representatives.

Professional fees rose to $694,000 in 2012 from $629,000 in 2011 primarily due to costs related to the sale of the brokerage operations in 2012.

Settlement expense increased $174,000 in 2012 compared to 2011, due the settlement accruals of additional legal claims in 2012.

Bad debt expense is recorded for specific amounts when a receivable becomes impaired. Bad debt expense totaled $570,000 in 2012 primarily due to the impairment of one note issued to a former employee, and two notes issued to corporate finance clients. Bad debt expense in 2011 was $353,000 related to the impairment of two employee notes receivable.

Licenses, taxes and insurance increased by $142,000 to $589,000 in 2012 from $447,000 in 2011 primarily due to higher insurance costs.

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

We believe our cash and receivables from our clearing organization at December 31, 2012 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from December 31, 2012. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2012.

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

At December 31, 2012, we owned 12 underwriter warrants from 8 issuers, all but 1 of which were exercisable. One of the warrants had an exercise price below the December 31, 2012 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $213,000 in 2012, primarily due to our net loss of $396,000 and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $2.3 million at December 31, 2012, compared to $5.5 million at December 31, 2011. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements. The decrease was also partially due to the sale of the Company's retail brokerage operations in April 2012.

Notes and other receivables decreased by $396,000 to $211,000 at December 31, 2012 from $607,000 at December 31, 2011, primarily due to the increase of allowance for doubtful accounts from $388,000 to $848,000.

Proceeds from the sale of assets were $1.4 million in 2012 related to the sale of the brokerage operations in April 2012.

Dividends paid to common shareholders were $1.15 million in 2012 as the Board of Directors declared and paid two special dividends totaling $0.20 per share to common shareholders during the year.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants is as follows (in thousands):

Balance, December 31, 2011	$1,395
Receipt of underwriter warrants	301
Net unrealized loss on value of warrants	(148)
Warrants exercised or expired	-
Balance, December 31, 2012	$1,548

Deferred revenue of $60,000 at December 31, 2012 was related to amounts received from our clearing firm pursuant to a five-year agreement with three, one-year extensions, and is being amortized at the rate of $14,881 per month through April 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during 2012 at an average price of $1.25 per share for a total of $1,250. Through December 31, 2012, 731,989 shares had been repurchased and, as of December 31, 2012, 68,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	218,500	$1.13	-

Equity compensation plans not approved by shareholders	-	-	-
Total	218,500	$1.13	-

(1) Includes our 1999 Stock Option Plan, which expired in September 2009.

Additional information required by this item is incorporated by reference to the information under the caption “Stock Ownership of Principal Owners and Management” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption  “Director Independence” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Independent Registered Public Accountants” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules
The Consolidated Financial Statements and Schedules, together with the reports thereon of Peterson Sullivan LLP, are included on the pages indicated below:

Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Number	Description
2.1
Asset Purchase Agreement dated April 10, 2012 by and between JHS Capital Advisors, LLC, Paulson Investment Company, Inc. and Paulson Capital Corp. (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarter ended June 30, 2012).

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
10.7*
Form of Incentive Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corp. 1999 Stock Option Plan. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.8*
Form of Non-Qualified Stock Option Agreement for July 2009 stock option grants pursuant to the Paulson Capital Corp. 1999 Stock Option Plan. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2013:

PAULSON CAPITAL CORP.
(Registrant)

By /s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2013.

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
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. and Subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Paulson Capital Corp. and Subsidiaries listed in Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 21, 2013

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Cash	$337,136	$292,002
Receivable from clearing organization	2,252,965	5,511,538
Notes and other receivables, net of allowances for doubtful accounts of $847,796 and $387,853	210,536	607,454
Income taxes receivable	43,834	10,835
Trading and investment securities owned, at fair value	8,500,488	7,708,868
Underwriter warrants, at fair value	1,548,000	1,395,000
Prepaid and deferred expenses	437,440	543,987
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $155,519 and $930,199	9,644	48,755
Total Assets	$13,340,043	$16,118,439

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$302,252	$136,839
Payable to clearing organization	74,062	366,588
Compensation, employee benefits and payroll taxes	84,885	658,940
Trading securities sold, not yet purchased, at fair value	-	356,705
Deferred revenue	59,523	229,590
Total Liabilities	520,722	1,748,662

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,766,985 and 5,767,985	2,163,711	2,163,941
Retained earnings	10,655,610	12,205,836
Total Shareholders' Equity	12,819,321	14,369,777
Total Liabilities and Shareholders' Equity	$13,340,043	$16,118,439

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2012	2011
Revenues
Commissions	$3,766,723	$14,661,695
Corporate finance	521,107	845,873
Investment income (loss)	(554,453)	493,700
Trading income (loss)	1,035,343	(1,293,479)
Interest and dividends	1,280,289	504,611
Gain on sale of assets	1,489,251	-
Other	186,331	193,167
	7,724,591	15,405,567

Expenses
Commissions and salaries	4,655,084	14,799,812
Underwriting expenses	182,405	191,799
Clearing expenses	182,082	353,273
Rent and utilities	287,527	577,609
Communication and quotation services	304,811	540,619
Professional fees	693,928	628,864
Travel and entertainment	64,167	118,890
Advertising and promotion	9,568	24,405
Settlement expense	198,917	25,000
Bad debt expense	569,928	352,819
Depreciation and amortization	5,370	18,573
Licenses, taxes and insurance	588,521	447,779
Other	378,092	594,724
	8,120,400	18,674,166

Loss before income taxes	(395,809)	(3,268,599)

Income tax expense (benefit):
Current	-	(144,579)
Deferred	-	-
	-	(144,579)

Net loss	$(395,809)	$(3,124,020)

Basic and diluted net loss per share	$(0.07)	$(0.54)

Shares used in basic and diluted per share calculations:	5,767,212	5,768,199

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2012 and 2011

	Common Stock		Retained	Total Shareholders'
	Shares	Amount	Earnings	Equity
Balance at December 31, 2010	5,769,985	$2,164,401	$15,331,796	$17,496,197

Redemption of common stock	(2,000)	(460)	(1,940)	(2,400)
Net loss	-	-	(3,124,020)	(3,124,020)
Balance at December 31, 2011	5,767,985	2,163,941	12,205,836	14,369,777

Redemption of common stock	(1,000)	(230)	(1,020)	(1,250)
Dividends paid to common shareholders			(1,153,397)	(1,153,397)
Net loss		-	(395,809)	(395,809)
Balance at December 31, 2012	5,766,985	$2,163,711	$10,655,610	$12,819,321

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(395,809)	$(3,124,020)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(301,000)	(459,000)
Unrealized depreciation/expiration of underwriter warrants	148,000	186,000
Receipt of securities from investing activities	(1,415,416)	-
Depreciation and amortization	5,370	18,573
Bad debt expense	569,928	352,819
Loss on asset disposition	702	740
Gain on sale of assets	(1,489,252)	-
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	2,966,047	2,612,905
Notes and other receivables	(63,674)	(192,431)
Income taxes receivable	(32,999)	115,616
Trading and investment securities owned	623,796	939,255
Prepaid and deferred expenses	106,547	(4,806)
Deferred revenue	(170,067)	(153,060)
Accounts payable, accrued liabilities and compensation payables	(408,642)	(538,233)
Trading securities sold, not yet purchased	(356,705)	351,140
Income taxes payable - uncertain tax positions	-	(144,075)
Net cash provided by (used in) operating activities	(213,174)	(38,577)

Cash flows from investing activities:
Additions to furniture and equipment	(800)	(43,305)
Proceeds from sale of fixed assets	250	635
Proceeds from sale of assets	1,413,505
Net cash used in investing activities	1,412,955	(42,670)

Cash flows from financing activities:
Redemption of common stock	(1,250)	(2,400)
Dividends paid to common shareholders	(1,153,397)
Net cash used in financing activities	(1,154,647)	(2,400)

Increase (decrease) in cash	45,134	(83,647)

Cash:
Beginning of year	292,002	375,649

End of year	$337,136	$292,002

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$(26,000)	$119,727
Receivable from sale of assets	$109,336	$-

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

We also have a 100% owned subsidiary, Paulson Capital Properties, LLC, for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2012, we had not purchased any real estate.

During the second quarter of fiscal 2012 ended June 30, 2012, we sold substantially all of our retail brokerage business to JHS Capital Advisors, LLC and are focusing operations on boutique investment banking. (See Note 3)

Note 20 describes a subsequent event that, if completed and approved by FINRA, will impact the organization.

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

Notes and Other Receivables
Receivables are reviewed on a regular and continual basis by our management and, if events or changes in circumstances cause us to doubt the collectability of the contractual payments, a receivable will be assessed for impairment. The Company considers a receivable to be impaired when, based on upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable agreement. When we determine collection to be doubtful, an allowance for amounts receivable is recorded and the receivable is placed on a nonperforming (nonaccrual) status. Payments received on nonaccrual receivables are applied first to reduce the outstanding interest, and are then applied to the receivable unless we determine impairment is likely in which case payments are applied to the outstanding receivable balance (cost recovery method).

Interest received on impaired receivables is recorded using the cash receipts method unless management determines further impairment is probable. No impairment loss is recorded if the carrying amount of the receivable (principal and accrued interest) is expected to be fully recovered through borrower payments and enforcement of action against the borrower's collateral, if any.

The conclusion that a receivable may become uncollectible, in whole or in part, is a matter of judgment. We do not have a formal risk rating system. Receivables and the related accrued interest are analyzed on an individual and continuous basis for recoverability.

Delinquencies are determined based upon contractual terms. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered to be adequate, with due consideration to workout agreements, to provide for unrecoverable receivables and receivables, including impaired receivables, other receivables, and accrued interest. Uncollectible receivables and related interest receivable are charged directly to the allowance account once it is determined that the full amount is not collectible.

Fair Value of Trading and Investment Securities Owned
Our trading and investment securities owned consist of both marketable securities and not readily marketable securities and are recorded at fair value. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. See also Notes 5 and 6.

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

Fair Value of Financial Instruments
Substantially all of our financial instruments are carried at fair value or amounts that approximate fair value. The carrying amounts reflected in the financial statements for cash, receivables and payables approximate their respective fair values due to the short-term nature of these items. The fair values of securities owned and trading securities sold, not yet purchased are equal to the carrying value. Changes in the fair value of these securities are reflected currently in our results of operations. Other than those separately disclosed in Note 5, our remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

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

Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive. Basic earnings per share is the same as diluted earnings per share for the years ended December 31, 2012 and 2011 since we were in a loss position in both years.

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

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

We introduce all customer transactions in securities traded on U.S. securities markets to RBC CS on a fully-disclosed basis. The agreement with our clearing broker provides that we are obligated to assume any exposure related to nonperformance by customers or counterparties. We monitor clearance and settlement of all customer transactions on a daily basis. The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer’s or counterparty’s ability to satisfy their obligations. In the event of nonperformance, we may be required to purchase or sell financial instruments at unfavorable market prices, resulting in a loss. We have not experienced credit losses in the past, and we do not anticipate experiencing credit losses in the future, due to significant nonperformance by our customers and counterparties.

At December 31, 2012 and 2011, the receivable from RBC CS was comprised of $5,000 and $0.4 million, respectively, in commissions receivable and $2.2 million and $5.1 million, respectively, in deposits to facilitate principal trading activity.

At December 31, 2012 and 2011, the payable to RBC CS was comprised entirely of amounts used to finance principal trading activity.

NOTE 3 - DIVESTITURE OF BROKERAGE OPERATIONS

In the first quarter of 2012, we reached an agreement with JHS Capital Advisors, LLC (“JHS”) to sell substantially all of our retail brokerage operations, including many of our branch and nonbranch offices as well as registered personnel (employees and independent contractors), to JHS. The sale closed on April 16, 2012. In consideration of the sale, we were to be paid approximately $1,653,247 net of certain deductions for compensation expenses. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. The final purchase price was $1,522,841. During the year ended December 31, 2012, we received a total of $1,413,505. Subsequent to the year end, the final installment of $109,336 was received.

NOTE 4 - NOTES AND OTHER RECEIVABLES

Notes and other receivables generally are stated at their outstanding unpaid principal balance. Interest income on receivables is recognized on an accrual basis.

Notes and other receivables consisted of the following (in thousands):

	December 31,
	2012	2011
Officers	$-	$55
Employees	620	400
Corporate finance	316	206
Independent brokers, net	-	327
Other	123	7
	1,059	995
Allowance for doubtful accounts	(848)	(388)
Total	$211	$607

Employee receivables relate principally to advances and expenses in excess of commission earnings and investment losses charged to our current and former employees and registered representatives. Corporate finance receivables are unsecured and principally relate to bridge loans and other short-term advances to corporate finance clients. The 2012 Other receivables include the final installment of $109,336 due from JHS Capital Advisors related to the divestiture of our brokerage operations. Subsequent to the year ended December 31, 2012, the final payment of $109,336 was received.

As of December 31, 2012 and 2011, all impaired receivables are on nonaccrual status and past due ninety days.

Impaired Receivables

The following is a summary of the Company's impaired receivables as of December 31, 2012:

	Recorded Receivable	Unpaid Balance	Related Allowance	# of Receivables	Average Recorded Receivable	Interest Income Recognized
Employees	$590,141	$590,141	$567,169	6	$98,357	$3,094
Corporate finance	280,627	280,627	280,627	2	140,313	24,454

Total	$870,768	$870,768	$847,796	8	$108,846	$27,548

The following is a summary of the Company's impaired receivables as of December 31, 2011:

	Recorded Receivable	Unpaid Balance	Related Allowance	# of Receivables	Average Recorded Receivable	Interest Income Recognized
Employees	$277,867	$277,867	$277,867	1	$277,867	$2,867
Independent brokers	109,986	109,986	109,986	1	109,986	-

Total	$387,853	$387,853	$387,853	2	$387,853	$2,867

Allowance for Doubtful Accounts

Allowance for receivables from employees principally consists of uncollectible unsecured forgivable promissory notes to registered representatives that are forgiven over a specific period, typically 5 years, if the borrower remains an employee of the Company. Any amounts remaining under the note become due immediately when the individual either leaves the Company voluntarily or is terminated. Amounts from corporate finance clients principally consist of bridge loans and other advances to underwriting clients.

The following is a summary of the Company's allowance for doubtful accounts for the years ended December 31, 2011 and 2012:

Allowance for doubtful accounts as of December 31, 2010	$100,000
Bad debt expense in fiscal 2011	352,819
Direct write-off to bad debt expense in fiscal 2011	(64,966)
Allowance for doubtful accounts as of December 31, 2011	$387,853
Bad debt expense in fiscal 2012	569,928
Direct write-off against allowance in fiscal 2012	(109,985)
Allowance for doubtful accounts as of December 31, 2012	$847,796

NOTE 5 – FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	December 31,
	2012		2011
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,463	Level 1	$3,763	Level 1
Corporate equities, not readily marketable	4,878	Level 3	3,857	Level 3
Corporate options/warrants, marketable	159	Level 1	89	Level 1
Underwriter warrants	1,548	Level 3	1,395	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	-	Level 1	357	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2010	$1,122	$2,945
Fair value of underwriter warrants received included as a component of corporate finance income	459	-
Purchases	-	210
Net unrealized gain (loss), included as a component of investment income (loss) related to securities held at December 31, 2011	(164)	702
Underwriter warrants exercised or expired included as a component of investment income	(22)	-
Balance, December 31, 2011	1,395	3,857
Fair value of securities received included as a component of corporate finance income	301	27
Conversion of corporate finance client note receivable to equity investment	-	1,389
Net unrealized loss, included as a component of investment income (loss) related to securities held at December 31, 2012	(148)	(395)
Balance, December 31, 2012	$1,548	$4,878

Valuation of Marketable Trading and Investment Securities Owned
The fair value of our marketable trading and investment securities owned is determined based on quoted market prices. Securities traded on a national exchange are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price.

Valuation of Not Readily Marketable Investment Securities Owned
Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to us. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Significant unobservable inputs include the discount rate for lack of liquidity, and the volatility index of comparable companies. Changes to these unobservable inputs would cause the fair value to fluctuate substantially.

Valuation of Underwriter Warrants
We estimate the fair value of our underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which we cannot exercise the warrants. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. For publicly traded companies, as each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Private company underwriter warrant valuations use the volatility index of comparable companies. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the fair value that has been recorded in the financial statements based on this model.

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

There were no changes to our valuation methods or techniques during 2012 or 2011.

NOTE 6 - TRADING AND INVESTMENT SECURITIES OWNED AND TRADING SECURITIES SOLD, NOT YET  PURCHASED

Certain information regarding our trading and investment securities owned and our trading securities sold, not yet purchased was as follows (in thousands):

	December 31, 2012			December 31, 2011
Fair Value:	Trading Securities	Investment Securities	Sold, Not Yet Purchased	Trading Securities	Investment Securities	Sold, Not Yet Purchased
Corporate equities	$3,465	$4,876	$-	$3,746	$3,874	$357
Corporate options/warrants	159	-	-	89	-	-
	$3,624	$4,876	$-	$3,835	$3,874	$357

Certain information regarding our investment securities was as follows (in thousands):

	Year Ended December 31,
	2012	2011
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	$(406)	$680

	December 31,
	2012	2011
Cost basis	$4,811	$3,535

NOTE 7 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2012	2011
Furniture and equipment	$133	$811
Leasehold improvements	32	168
	165	979
Less accumulated depreciation and amortization	(155)	(930)
	$10	$49

NOTE 8 - INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011
Current tax expense (benefit):
Federal	$-	$-
State and local	-	(145)
	-	(145)
Deferred tax expense (benefit):
Federal	-	-
State and local	-	-
	-	-
	$-	$(145)

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011
Income tax benefit at statutory federal tax rate	$(135)	$(1,112)
State and local taxes, net of federal tax effect	(10)	(164)
Permanent differences – employee stock options, officer life insurance and other	67	82
Change in valuation allowance on net deferred tax asset	17	1,257
Expiration of state tax credit carryforward	5	-
State capital loss rate and true-up	56	-
Change in reserve for tax contingencies	-	(144)
Other, net	-	(64)
	$-	$(145)

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred revenue	$23	$90
Furniture and equipment	23	40
Allowance for doubtful accounts	333	153
Federal net operating loss carryforward	2,108	1,806
Federal capital loss carryforward	-	530
State net operating loss carryforwards and credits	880	821
State net capital loss carryforwards	238	312
Compensation and benefits	31	40
Charitable contribution carryforwards and other	23	22
	3,659	3,814
Valuation allowance	(3,000)	(2,983)
	659	831

Prepaid expenses	(27)	(161)
Unrealized appreciation on securities	(622)	(670)
Basis difference in non-consolidating entity	(10)	-
	$-	$-

We recorded an increase to our valuation allowance for 2012 and 2011 of $17,188 and $1,257,000, respectively, based upon management’s assessment that it is more likely than not that no portion of the deferred tax assets will be fully realized. The Company has exhausted all opportunities to carryback current net operating and capital losses to the greatest extent allowable under the law. The realization of any deferred tax assets is dependent on having future taxable income. If we generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of the valuation allowance, could change in a future period and we could record a substantial gain on our statement of operations when that occurs.

Federal net operating loss carryforwards of $6.2 million at December 31, 2012 fully expire in 2032.  State net operating loss carryforwards of $18.1 million at December 31, 2012, expire from 2013 through 2032. State net capital losses of $8.1 million at December 31, 2012 expire from 2013 to 2016.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at December 31, 2010	$123
Additions for tax positions taken in prior years	-
Reductions for tax positions taken in prior years	(123)
Additions for tax positions taken in the current year	-
Balance at December 31, 2011	-
Additions for tax positions taken in prior years	-
Reductions for tax positions taken in prior years	-
Additions for tax positions taken in the current year	-
Balance at December 31, 2012	$-

We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 31, 2006. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 31, 2008 tax years. The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, are 2006 through 2012.

NOTE 9 - STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan
Our 1999 Stock Option Plan (the “Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the Plan. At December 31, 2012, 218,500 shares of our common stock were reserved for issuance related to the Plan. Activity under the Plan for the two most recent fiscal years was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	423,800	$1.13
Expired/Forfeited	(17,800)	$1.13
Outstanding at December 31, 2011	406,000	$1.13
Expired/Forfeited	(187,500)	$1.13
Outstanding at December 31, 2012	218,500	$1.13

Certain information regarding options outstanding and exercisable as of December 31, 2012 was as follows:
Options Outstanding and Exercisable
Number	218,500
Weighted average per share exercise price	$1.13
Aggregate intrinsic value	-
Weighted average remaining contractual term (years)	3.5

Stock-Based Compensation
We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Our options are fully vested upon the date of grant. Accordingly, we recognize the related stock-based compensation expense on the grant date as a component of commissions and salaries on our consolidated statements of operations. Stock-based compensation totaled $0 and $0 in 2012 and 2011, respectively.

No options were granted during 2011 or 2012.

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

As of December 31, 2012, there was no unrecognized stock-based compensation.

NOTE 10 - LOSS PER SHARE

Shares used for our basic net loss per share and our diluted net loss per share were the same in both 2012 and 2011 since we were in a loss position.

Stock options not included in the diluted net loss per share calculations because they would be antidilutive were 218,500 and 406,000 in 2012 and 2011, respectively.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases
We lease office space on a month-to-month basis for our Portland office and therefore have no future minimum payments under any existing leases.

Rent expense for the years ended December 31, 2012 and 2011 was approximately $288,000 and $578,000, respectively.

Legal
We are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims seek substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense totaled $199,000 and $25,000 in 2012 and 2011, respectively, and, at December 31, 2012, we had $175,000 accrued for pending legal matters.

Guarantees
There were no guarantees made by the Company that may result in a loss or future obligations as of December 31, 2012.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Retirement benefits for our employees who have completed certain service requirements are provided by a defined contribution profit-sharing plan. Plan contributions are determined by the Board of Directors. No contributions to the plan were made during the years ended December 31, 2012 and 2011. Effective May 31, 2012, the Paulson Investment Company, Inc. 401(k) and Profit Sharing Plan (the “Plan”) was terminated.  No further contributions shall be made to the Plan.

NOTE 13 - NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital (as defined) of 6 2/3% of total aggregate indebtedness or $100,000, whichever is greater. At December 31, 2012, the required minimum net capital was $100,000. At December 31, 2012, we had net capital of $4,062,830, which was $3,962,830 in excess of our required net capital of $100,000. In addition, we are not allowed to have a ratio of aggregate indebtedness to net capital in excess of 15 to 1. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. Our net capital ratio was 0.24 to 1 at December 31, 2012.

NOTE 14 - SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During 2012 and 2011, we repurchased a total of 1,000 shares for $1,250 and 2,000 shares for $2,400 respectively, and, at December 31, 2012, 68,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

NOTE 15 - CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities owned include investments in the common stock and warrants of the following companies, which represent more than 10% of trading and investment securities owned at December 31, 2012 and 2011 (dollars in thousands):

As at December 31, 2012 Company	Investment at Fair Value	Percentage of Total
Charles & Colvard, Ltd.	$2,989	35.2%
Patron Company, Inc.	1,477	17.4%
Shiftwise	2,400	28.2%
	$6,866	80.8%

As at December 31, 2011 Company	Investment at Fair Value	Percentage of Total
Charles & Colvard, Ltd.	$2,058	26.7%
Shiftwise	2,660	34.5%
	$4,718	61.2%

In 2012 and 2011, none of our revenue was from foreign sources and no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the United States.

Warrants from four companies represented 93% of the total underwriter warrants owned as of December 31, 2012.

We are also exposed to concentrations of credit risk related to our cash deposits. We maintain cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limits.  At any given time, our cash balance may exceed the balance insured by the FDIC.  We monitor such credit risk at the financial institution and have not experienced any losses related to such risks to date.

In addition, we are engaged in trading and brokerage activities with RBC CS. In the event RBC CS does not fulfill its obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of RBC CS. It is our policy to review, as necessary, the credit standing of RBC CS.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, we paid approximately $57,000 and $80,000, respectively, of legal costs on behalf of our officers, employees and independent contractors.

NOTE 17 - DEFERRED REVENUE

Deferred revenue consists of amounts received related to our clearing firm agreement. Other income in both 2012 and 2011 included $170,000 and $153,000, respectively, in amortization of deferred revenue.

NOTE 18 – DIVIDENDS

During 2012, we paid two special cash dividends to our common shareholders. In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. In December 2012, the Board approved a special cash dividend of $0.15 per share payable December 28, 2012 to shareholders of record December 14, 2012.

NOTE 19 - NEW ACCOUNTING GUIDANCE

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

NOTE 20 – SUBSEQUENT EVENTS

As announced in February 2013, the Company has been exploring the restructure of the business of its wholly owned subsidiary, Paulson Investment Company, Inc. (“PIC”), which would include bringing in new capital and adding new management people and brokers. The restructuring, which is designed to expand PIC's investment banking capabilities to include early- and late-stage private financing, would be subject to FINRA approval.

Paulson Capital Corp. and Subsidiaries

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2012

Description	Number of Warrants	Date Exercisable	Exercise Price per Warrant	Expiration Date
BioCurex, Inc. (units)	108,000	01/19/11	6.00	01/19/15
U-Swirl Inc. (units)	76,500	03/19/09	6.12	03/19/13
U-Swirl Inc. (units)	105,688	10/13/11	0.48	10/13/15
ICOP Digital (units)	6,500	06/01/10	55.20	06/01/14
Manhattan Bridge Capital, Inc. (common)	20,000	12/28/10	2.50	12/28/15
Methes Energies International Ltd. (units)	42,000	10/12/13	6.00	10/12/17
Patron Company (units)	112,500	4/30/11	1.20	4/30/18
Patron Company (units)	47,500	7/18/11	1.20	7/18/18
Patron Company (units)	6,500	7/29/11	1.20	7/29/18
Patron Company (units)	24,887	12/31/12	1.50	12/31/19
S&W Seed (units)	105,000	05/03/11	13.20	05/03/15
Vanguard Energy (units)	427,500	11/14/12	1.20	11/14/16