Form 10-K/A
period 2012-12-31
PAULSON CAPITAL CORP
filed 2013-04-30
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
____________________
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

The number of shares outstanding of the registrant’s common stock as of April 25, 2013 was 5,766,985 shares.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed to provide the information required in Part III of the Form 10-K for the year ended December 31, 2012, including Items 11-14. This information was excluded from the Form 10-K as filed with the Securities and Exchange Commission on March 21, 2013 as it was to be incorporated by reference with the filing of the Company's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders. However, the Company will not complete the filing of its Proxy information within 120 days of the end of the fiscal year. Therefore, the information is being included in this Amendment No. 1 on Form 10-K/A.

Other than the information under Part III, this Form 10-K/A Amendment No. 1 does not make any revisions or amendments to the Original Form 10-K. Accordingly, this Form 10-K/A Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PAULSON CAPITAL CORP.
2012 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the Company's executive officers as of April 25, 2013:

Name	Age	Current Position(s) with Company	Employee Since
Chester L.F. Paulson	77	Chairman of the Board, President and Chief Executive Officer of Paulson Capital Corp.	1970

Jacqueline M. Paulson	74	Secretary and Treasurer of Paulson Capital Corp.	1970

Charles L.F. Paulson	59	Chairman of the Board of Paulson Investment Company, Inc.	1974

Trent Davis	45	President, CEO and Chief Compliance Officer of Paulson Investment Company, Inc.	1991

Lorraine Maxfield	62	Senior Vice President, Corporate Finance, Paulson Investment Company, Inc.	1983

Murray Smith	42	Chief Financial Officer of Paulson Capital Corp. and Paulson Investment Company, Inc.	2006

The following table sets forth the Company's Directors' as of April 25, 2013:

Name	Age	Has Been a Director Since
Chester L.F. Paulson	77	1970
Steve H. Kleemann	72	2001
Charles L.F. Paulson	59	2007
Shannon P. Pratt, D.B.A.	80	1998
Paul F. Shoen	56	1998

The term of office for each director is until the next Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Chester L.F. Paulson founded Paulson Capital Corp. in 1970 and has served as its Chairman, President and CEO since that time. Mr. Paulson is also the Co-Founder of Paulson Capital Corp.’s wholly-owned subsidiary, Paulson Investment Company, Inc. (originally Paulson Trading Company), and served as its Chairman until July 2010. We consider Chester L.F. Paulson a valuable Board member due to his significant holdings of our Common Stock, as well as the fact that he has been involved in the securities business since 1963. In addition, he has, in the past, served on the boards of other publicly traded companies, which we feel is valuable experience for our Board. Mr. Paulson has been actively involved in the investment banking, financial consulting and project funding for over 40 years. In 1959, Mr. Paulson started his career as a securities trader for June S. Jones Company in Portland, Oregon. Mr. Paulson served in the United States Army as a member of the Army Security Agency and graduated from the University of Oregon with a B.S. in Economics. He furthered his education at the University of Portland where he obtained his Master’s Degree in Business Administration. He currently is a member of the Securities Traders Association, the Southern California Investment Association and the National Investment Bankers Association (“NIBA”).

Jacqueline M. Paulson is the wife of Chester L.F. Paulson. Mrs. Paulson co-founded Paulson Investment Company, Inc. along with her husband, Chester Paulson, in 1970. From 1970 until 2009, Mrs. Paulson served as a Director for both Paulson Capital Corp. and Paulson Investment Company, Inc. Mrs. Paulson became Secretary and Treasurer of both Paulson Capital Corp. and Paulson Investment Company, Inc. in 1976. Mrs. Paulson earned a B.A. in Education from Linfield College and completed graduate coursework at the University of Washington.

Trent Davis joined Paulson Investment Company, Inc. in 1991 in our Operations Department, in 1992 moved to equity trading and, in 1996, was promoted to Senior Vice President, Syndicate/National Sales Department. In July 2005, Mr. Davis was promoted to President and CEO of Paulson Investment Company, Inc. Mr. Davis served as a board member and Chairman of the National Investment Banking Association during 2003. Mr. Davis holds a B.S. in Business and Economics from Linfield College and has earned a Master’s Degree in Business Administration from the University of Portland. FINRA Licenses include:  Series 7, 24, 63 and 66.

Lorraine Maxfield joined Paulson Investment Company, Inc. in 1983 as a junior research analyst. In January 1993, Ms. Maxfield was promoted to Vice President of Research and, in March 1995, was promoted to Senior Vice President of Research. Subsequently, Ms. Maxfield was promoted to Senior Vice President, Corporate Finance. Ms. Maxfield worked as a junior high school teacher for seven years before joining Paulson, teaching classes in English literature, grammar, speech and drama. Ms. Maxfield attended the University of Oregon where she earned a B.A. in English and an M.A. in English Education, and later returned to the University of Oregon to earn her Master’s Degree in Business Administration. Ms. Maxfield is also a Chartered Financial Analyst (CFA). FINRA Licenses include: Series 7, 24 and 63.

Murray Smith became Chief Financial Officer for Paulson Capital Corp. and Paulson Investment Company, Inc. in September 2010. Since August 2006, Mr. Smith has managed Paulson Capital Corp.’s Sarbanes-Oxley compliance program and Rule 3012 Compliance. He also consulted on the profit sharing plan and other accounting projects. Mr. Smith began his career as an Auditor with Allegheny Teledyne Inc. from July 1993 to October 1996 and with Arthur Andersen LLP from November 1996 to December 2000. From January 2001 to July 2006, Mr. Smith served as the Compensation and Benefits Accounting Controller and Sarbanes-Oxley Compliance Manager for Intel Corporation. In addition, Mr. Smith has worked as Controller of Calypte Biomedical Corp., Sarbanes-Oxley Consultant for AVI BioPharma, Inc., and Chief Financial Officer for Jewett-Cameron Trading Company. Mr. Smith earned a B.A. in Business Administration from the University of Washington. He is a Certified Public Accountant (CPA) and Certified Fraud Examiner (CFE). FINRA Licenses include: Series 7, 27 and 66.

Steve H. Kleemann has been a private investor and entrepreneur focusing on the areas of finance and investments since 1966. Because of this experience, we consider Mr. Kleemann a valuable Board member. He also brings to the Board ten years of experience working in the securities industry in institutional sales, research and overseeing trading departments. He also routinely attends securities conferences in order to keep informed of current events. Mr. Kleemann has a B.S. degree in Finance from the University of Southern California.

Charles L.F. Paulson was named Chairman of Paulson Investment Company, Inc. in August 2010. Mr. Paulson is the eldest son of our Founder and Chairman, Chester L.F. Paulson and the stepson of Mrs. Jacqueline M. Paulson. He began his career with Paulson Investment Company in 1974. During this time, he served as the Head Trader and continues to serve as the Senior Vice President of Proprietary Trading. His duties include overseeing trading of the firm’s investment accounts and advising senior management on market dynamics and trends that may affect or impact the value of its holdings. Mr. Paulson has served as a member of Paulson Investment Company, Inc.’s Board of Directors since 1994 and Paulson Capital Corp.’s Board of Directors since 2007. We believe that this experience makes Mr. Paulson a valuable Board member. FINRA Licenses include: Series 7, 24, 55 and 63.

Shannon P. Pratt, D.B.A. has been the Chairman and CEO of Shannon Pratt Valuations, Inc., a business valuation and financial advisory services firm, since January 2004. From 1995 to October 2005, Dr. Pratt was Managing Owner of Business Valuation Resources. Dr. Pratt is a Lifetime Member Emeritus of the Business Valuation Committee of the American Society of Appraisers. He is also a Lifetime Member Emeritus of the Valuation Advisory Committee of The ESOP Association. Dr. Pratt has received the prestigious Magna Cum Laude award of the National Association of Certified Valuation Analysts for service to the business valuation profession, and he is also the first life member of the Institute of Business Appraisers. Dr. Pratt is a member and a past President of the Portland Society of Financial Analysts, the recipient of the 2002 Distinguished Achievement Award, a member of the Association for Corporate Growth and a past trustee of The Appraisal Foundation. Dr. Pratt holds a Doctor of Business Administration (D.B.A.) from Indiana University with a major in Finance and is also a Chartered Financial Analyst (CFA). Broadly published, he has either authored or co-authored ten books on the subject of business valuation, as well as many other articles, newsletters and papers. Based on the above, we believe that Dr. Pratt brings valuable experience in business valuations and financial analysis to our Board.

Paul F. Shoen is a private investor and also founded and has served as the Chairman of Pantechnicon Aviation, Ltd., a company that buys and sells aircraft, since 1995. Although he is no longer associated with them, over a 15 year period, Mr. Shoen served as a member of various Boards of Directors at the parent and subsidiary levels of Amerco, Inc., including the operational, real estate and insurance companies. He also served in various executive capacities within Amerco, including as President and Vice-President of U-Haul International. Mr. Shoen attended College of the Holy Cross where he earned a B.A. in Psychology.  He has also taken graduate-level business courses at the University of Chicago. Mr. Shoen is also the Director of the Paul F. Shoen Foundation, a charitable organization. We believe that Mr. Shoen’s experience on other company boards and as a private investor is valuable to our Board.

Family Relationships

There are no family relationships between our officers and directors other than the following:

•	Chester L.F. Paulson and Jacqueline M. Paulson being husband and wife;
•	Charles L.F. Paulson is the son of Chester L.F. Paulson and stepson of Jacqueline M. Paulson; and
•	Trent Davis is the son-in-law of Chester L.F. Paulson and Jacqueline M. Paulson.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any of events that are material to an evaluation of their ability or integrity during the past 10 years, including:

1)
Any petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Any conviction in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)
Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)
Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)
Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

The Board of Directors held five meetings during the year ended December 31, 2012. During 2012, no director attended fewer than 75% of the meetings of the Board of Directors and any committees of which the director was a member. Although we do not maintain a formal policy regarding director attendance at our annual meeting of shareholders, members of the Board of Directors are encouraged to attend. All of the members of the Board of Directors attended our 2012 annual meeting of shareholders.

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Audit Committee.  During 2012, our Audit Committee consisted of Mr. Kleemann, Dr. Pratt (Chair) and Mr. Shoen. The Audit Committee reviews and makes recommendations to the Board of Directors concerning our internal accounting procedures, reviews and consults with our independent accountants on the accounting principles and auditing practices used for our financial statements and makes recommendations to the Board of Directors concerning the engagement of independent accountants and the scope of the audit to be undertaken by the accountants. The Board of Directors has determined that all members of our Audit Committee are independent under the rules of the Nasdaq Capital Market. The Audit Committee held three meetings during 2012. The Audit Committee Charter is available on our website at www.paulsoninvestment.com.

Compensation Committee. During 2012, our Compensation Committee consisted of Mr. Kleemann, Dr. Pratt (Chair) and Mr. Shoen. The Compensation Committee is primarily responsible for reviewing the compensation of our executive officers, including the Chief Executive Officer, and for administering our stock option plan. The Board of Directors has determined that all members of our Compensation Committee are independent under the rules of the Nasdaq Capital Market. The Compensation Committee did not hold any meetings during 2012. The Compensation Committee does not have a charter.

Nominating and Governance Committee. During 2012, our Nominating and Governance Committee consisted of Mr. Kleemann, Dr. Pratt (Chair) and Mr. Shoen. The Nominating and Governance Committee is responsible for i) nominating and recommending nominees for the Board of Directors and submitting the names of such nominees to the full Board of Directors for their approval; ii) evaluating the composition, size and governance of the Board of Directors and its committees and making recommendations regarding future planning and appointment of directors to the committees; and iii) establishing a policy for considering shareholder nominees for election to our Board of Directors. The Board of Directors has determined that all members of our Nominating and Governance Committee are independent under the rules of the Nasdaq Capital Market. The Nominating and Governance Committee did not hold any meetings during 2012. The Nominating and Governance Committee Charter is available on our website at www.paulsoninvestment.com.

Audit Committee Financial Expert

Our Board of Directors has determined that Shannon Pratt is the “audit committee financial expert”, as defined in Item 401(h) of Regulation S-K.  Mr. Pratt is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200 9a) (15).

Procedures for Selecting and Nominating Director Candidates

In evaluating the appropriate characteristics of candidates for service as a director, the Nominating and Governance Committee (the “Committee”) takes into account many factors. At a minimum, director candidates must demonstrate high standards of ethics, integrity and professionalism, independence, sound judgment, community leadership and meaningful experience in business, law or finance or other appropriate endeavor. In addition, the candidates must be committed to representing the long-term interests of our shareholders. In addition to these minimum qualifications, the Committee also considers other factors it deems appropriate based on the current needs of the Board of Directors, including specific business and financial expertise currently desired on the Board of Directors and experience as a director of a public company. The Committee does not have a formal policy with respect to diversity; however, the Board of Directors and the Committee believe that it is essential that Board members represent diverse viewpoints. With these factors and characteristics in mind, the Committee will generally begin its search by seeking nominations from existing members of the Board of Directors and management. The Committee will also reassess the qualifications of a director, including the director’s past contributions to the Board of Directors and the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection to another term.

Our Board of Directors has adopted procedures by which shareholders may recommend nominees to the Board of Directors. The Committee will consider any director candidate recommended by shareholders on the same basis as it considers other director candidates. Shareholders may also submit a letter and relevant information about the candidate to the Secretary at Paulson Capital Corp., 811 SW Naito Parkway, Suite 300, Portland, Oregon 97204.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, all directors, executive officer and persons who own more than 10% of our common stock complied with the requirements of Section 16(a), except for Shannon Pratt, Director, who filed a late Form 4 disclosing three purchase transactions of common shares.

Code of Ethics

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our (i) Principal Executive Officer (“PEO”); (ii) our two next most highly compensated executive officers, other than our PEO, who were serving as executive officers at the end of the last completed fiscal year and whose total compensation was greater than $100,000; (herein referred to as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)		Total ($)
Chester L.F. Paulson	2012	$114,000	$-	$-	$478	$12,000	(2)	$126,478
Chairman, President	2011	114,000	-	-	11,536	15,041		140,577
and CEO of Paulson Capital Corp. ("PEO")	2010	114,000	-	-	40,209	33,005		187,214

Trent Davis	2012	72,000	50,000	-	35,658	-		157,658
President and CEO of	2011	60,000	-	-	151,293	9,901		221,194
Paulson Investment Company, Inc.	2010	58,742	-	-	178,095	25,128		261,965

Murray Smith	2012	135,480	11,290	-	-	-		146,770
CFO of Paulson Capital	2011	135,480	-	-	-	-		135,480
Corp. and Paulson Investment Company, Inc.	2010	53,536	-	-	-	$55,309	(3)	108,845

(1)	Represents commissions earned pursuant to performance-based compensation arrangements.
(2)	Mr. Chester L.F. Paulson received a $12,000 auto allowance in 2012.
(3)	Mr. Murray Smith received $55,309 in 2010 for consulting services performed as an independent contractor prior to becoming CFO in September 2010.

Compensation expense generally follows the increase or decrease in net revenues, reflecting the connection of incentive-based pay to our overall performance.

Our Board of Directors is responsible for establishing our compensation program. The Compensation Committee has been delegated by the Board of Directors to annually review the officer compensation program and approve appropriate modifications to the senior officer compensation packages. The Compensation Committee is responsible for establishing the compensation of the CEO and reviews and approves the recommendations of the CEO regarding compensation and incentive packages of other senior executive officers. The Compensation Committee does not delegate this authority and we do not use compensation consultants.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our non-Executive Officer Directors in fiscal 2012 ended December 31, 2012.

Name of Director	Fees earned or paid in cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
Chester L.F. Paulson(1)	$-	$-	$-	$-	$-		$-

Charles L.F. Paulson(1)	-	-	-	-	-		-

Steve H. Kleemann(3)	15,000	-	-	-	-		15,000

Shannon Pratt, D.B.A.(3)	15,000	-	-	-	13,000	(2)	28,000

Paul F. Shoen(3)	15,000	-	-	-	-		15,000

(1)	Mr. Chester L.F. Paulson and Mr. Charles L.F. Paulson have never received any additional compensation for their service on the Board of Directors.
(2)	Dr. Pratt received $13,000 during 2012 for his assistance as a “financial expert.”
(3)	The Directors receive $3,750 per quarter for serving as a director.

Employment Agreements

None of the named executive officers are covered by formal employment agreements.

Termination of Employment and Change-In-Control Agreements

None of the named executive officers are covered by formal agreements to provide special compensation or benefits upon termination of employment or a change-in-control.

Equity Awards during Fiscal 2012

There were no options granted during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($/Sh.)	Option Expiration Date
Chester L.F. Paulson	-	-	-
Trent Davis	15,000	$1.13	06/30/16
Murray Smith	5,000	$1.13	06/30/16

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	218,500	$1.13	-

Equity compensation plans not approved by shareholders	-	-	-
Total	218,500	$1.13	-

(1) Includes our 1999 Stock Option Plan, which expired in September 2009.

The following table sets forth, as of April 25, 2013, certain information furnished to us with respect to beneficial ownership of our common stock of (i) each director; (ii) the “named executive officers” (as defined under “Executive Compensation”); (iii) all persons known by us to be beneficial owners of more than 5% of our common stock; and (iv) all current executive officers and directors as a group. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the Common Stock owned by them. Unless otherwise indicated, the address of each holder is 811 SW Naito Parkway, Suite 300, Portland, Oregon 97204.

	Common Stock (1)
	Number of	Percent of Shares
Name of Beneficial Owner	Shares (2)	Outstanding
Chester L.F. and Jacqueline M. Paulson (3)	1,260,514	21.9%
Steve H. Kleemann	714,200	12.3%
Charles L.F. Paulson (5)	608,591	10.5%
Erick J.C. Paulson (5)	604,598	10.4%
Kellie M. Davis (5)	598,590	10.3%
Charles P.A. Paulson (4)	294,179	5.1%
Shannon P. Pratt, D.B.A.	121,054	2.0%
Paul F. Shoen	56,881	*
Trent Davis	15,000	*
Murray Smith	5,000	*

All current executive officers and directors as a group (8 persons)	2,781,240	48.2%

  *Less than one percent

(1)
Applicable percentage of ownership is based on 5,766,985 shares of common stock outstanding as of April 25, 2013 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares.

(2)	Includes options exercisable or exercisable within 60 days of April 25, 2013 as follows:

Chester L.F. and Jacqueline M. Paulson	-
Steve H. Kleemann	25,000
Charles L.F. Paulson	38,334
Erick J.C. Paulson	28,333
Kellie M. Davis	28,333
Charles P.A. Paulson	-
Paul F. Shoen	25,000
Shannon P. Pratt, D.B.A.	25,000
Trent Davis	15,000
Murray Smith	5,000

All current executive officers and directors as a group	133,334

(3)	Includes 1,140,514 shares held by the Paulson Family LLC.
(4)	Charles P.A. Paulson holds the shares as trustee for his living trust.
(5)	Represents shares held as a member of the Paulson Family LLC and options as detailed in Note 2.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of Dr. Pratt and Messrs. Kleemann and Shoen are “independent directors” under Nasdaq Stock Market Marketplace Rule 5605(b)(1). The Board of Directors has also determined that each member of the three committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by Nasdaq and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”) related to audit committee member independence.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Peterson Sullivan LLP served as our independent registered public accountants for the fiscal years ended December 31, 2012 and December 31, 2011. We utilize the services of Grant Thornton LLP for our tax services. A representative of Peterson Sullivan LLP is expected to be present at the Annual Meeting. The representative will be given the opportunity to make a statement on behalf of their firm if such representative so desires, and will be available to respond to appropriate shareholder questions.

Principal Accounting Firm Fees

We paid the following fees for services performed by Peterson Sullivan LLP in 2012 and 2011:

	2012	% Pre-approved by Audit Committee	2011	% Pre-approved by Audit Committee
Audit Fees(1)	$77,739	100%	$78,264	100%
Audit Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
	$77,739		$78,264

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee engages the Independent Registered Public Accountants to audit the financial statements of Paulson Capital Corp. Management approves the tax services that are provided by a separate independent registered public accounting firm. Any audit-related or other services required by an independent registered public accounting firm will be discussed with, and approved by, the Audit Committee as needed. The Audit Committee has determined that this practice is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed herewith.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2013:

PAULSON CAPITAL CORP.
(Registrant)

By /s/ CHESTER L. F. PAULSON
Chester L. F. Paulson
President and Chief Executive Officer
(Principal Executive Officer)