Form 10-Q
period 2013-03-31
PAULSON CAPITAL CORP
filed 2013-05-14
CIK 704159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 000-18188

PAULSON CAPITAL CORP.
(Exact name of registrant as specified in its charter)
Oregon	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 NW Lovejoy Street, Suite 720, Portland, Oregon	97209
(Address of principal executive offices)	(Zip Code)

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
Non-accelerated filer [   ] (Do not check if a smaller reporting company)                                                                                  Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	5,766,985
(Class)	(Outstanding at May 14, 2013)

PAULSON CAPITAL CORP. AND SUBSIDIARIES
FORM 10-Q

Paulson Capital Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash	$486,657	$337,136
Receivable from clearing organization	2,222,187	2,252,965
Notes and other receivables, net of allowances for doubtful accounts of $836,451 and $847,796	1,030,141	210,536
Income taxes receivable	36,834	43,834
Trading and investment securities owned, at fair value	8,426,488	8,500,488
Underwriter warrants, at fair value	2,149,000	1,548,000
Prepaid and deferred expenses	456,474	437,440
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $156,263 and $155,519	21,746	9,644
Total Assets	$14,829,527	$13,340,043

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$430,755	$302,252
Payable to clearing organization	431	74,062
Compensation, employee benefits and payroll taxes	241,619	84,885
Trading securities sold, not yet purchased, at fair value	47,295	-
Deferred revenue	14,881	59,523
Advance from related party	1,515,616	-
Total Liabilities	2,250,597	520,722

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,766,985 and 5,766,985	2,163,711	2,163,711
Retained earnings	10,415,219	10,655,610
Total Shareholders' Equity	12,578,930	12,819,321
Total Liabilities and Shareholders' Equity	$14,829,527	$13,340,043

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Commissions	$198,071	$3,206,138
Corporate finance	88,191	22,794
Investment income	724,346	249,511
Trading income	188,742	1,968,921
Interest and dividends	6,449	121,406
Other	44,881	40,890
	1,250,680	5,609,660

Expenses
Commissions and salaries	602,195	3,209,272
Underwriting expenses	22,333	37,189
Rent and utilities	50,956	155,384
Communication and quotation services	25,342	128,694
Professional fees	335,079	256,259
Travel and entertainment	13,088	37,600
Clearing expenses	18,954	79,054
Depreciation and amortization	743	4,113
Licenses, taxes and insurance	183,469	125,297
Interest	15,616	-
Other	223,296	164,504
	1,491,071	4,197,366

Income (loss) before income taxes	(240,391)	1,412,294

Income tax expense (benefit):
Current	-	-
Deferred	-	-
	-	-

Net income (loss)	$(240,391)	$1,412,294

Basic and diluted net income (loss) per share	(0.04)	0.24

Shares used in basic and diluted per share calculations:	5,766,985	5,767,897

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(240,391)	$1,412,294
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Unrealized appreciation of underwriter warrants	(601,000)	(257,000)
Depreciation and amortization	743	4,113
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	(42,853)	419,737
Notes and other receivables	(819,605)	(51,516)
Income taxes receivable	7,000	(17,255)
Trading and investment securities owned	74,000	(1,399,347)
Prepaid and deferred expenses	(19,034)	174,337
Deferred revenue	(44,642)	(38,265)
Accounts payable, accrued liabilities and compensation payables	300,853	108,616
Trading securities sold, not yet purchased	47,295	(356,695)
Net cash used in operating activities	(1,337,634)	(981)

Cash flows from investing activities:
Additions to furniture and equipment	(12,845)	(800)
Net cash used in investing activities	(12,845)	(800)

Cash flows from financing activities:
Proceeds from related party advance	1,500,000	-
Redemption of common stock	-	(1,250)
Net cash provided by (used in) financing activities	1,500,000	(1,250)

Increase (decrease) in cash	149,521	(3,031)

Cash:
Beginning of period	337,136	292,002

End of period	$486,657	$288,971

Supplemental cash flow information:
Cash paid (received) during the period for income taxes, net	$(7,000)	$17,255

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information for Paulson Capital Corp. and its wholly-owned subsidiaries, Paulson Investment Company and Paulson Capital Properties, LLC, included herein as of March 31, 2013 and December 31, 2012 and for the three-month periods ended March 31, 2013 and 2012 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2012 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Earnings Per Share

The number of shares used for our basic net income (loss) per share and diluted net income (loss) per share was the same for both periods presented. For the three-month period ended March 31, 2013, we had 218,500 anti-dilutive stock options outstanding. For the three-month period ended March 31, 2012, we had 391,000 anti-dilutive stock options outstanding.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

•	Level 1 – unadjusted quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,537	Level 1	$3,463	Level 1
Corporate equities, not readily marketable	4,858	Level 3	4,878	Level 3
Corporate options/warrants, marketable	31	Level 1	159	Level 1
Underwriter warrants	2,149	Level 3	1,548	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	47	Level 1	-	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2012	$1,548	$4,878
Fair value of underwriter warrants received included as a component of corporate finance income	-	-
Investment in privately-held company	-	-
Net unrealized gain (loss), included as a component of investment income related to securities held	693	(20)
Underwriter warrants exercised or expired included as a component of investment income	(92)	-
Balance, March 31, 2013	$2,149	$4,858

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2011	$1,395	$3,857
Fair value of underwriter warrants received included as a component of corporate finance income	-	-
Investment in privately-held company	-	-
Net unrealized gain (loss), included as a component of investment loss related to securities held	257	-
Balance, March 31, 2012	$1,652	$3,857

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

Valuation of Underwriter Warrants
We estimate the fair value of our underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which we cannot exercise the warrants. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. As each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Private company underwriter warrant valuations use the volatility index of comparable public companies. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the value that we attribute to them in our financial statements based on this model.

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

There were no changes to our valuation methods or techniques during the first quarter of 2013 or 2012.

Note 4. Stockholders' Equity

Comprehensive Income
The Company did not have any transactions that generated comprehensive income during the first quarter of 2013 or during the fiscal year ended December 31, 2012.

Repurchase of Common Stock
There were no common shares repurchased during the first quarter of 2013.

In the first quarter of 2012, we repurchased 1,000 shares of our common stock for $1,250, or $1.25 per share, pursuant to our stock repurchase program previously approved by our Board of Directors, after which 68,011 shares remain available for repurchase. This repurchase plan does not have an expiration date.

Common Share Dividends
In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. Dividends payable in the amount of $288,349 was recorded in the first quarter of 2012 and paid during the second quarter of fiscal 2012.

In December 2012, the Board of Directors approved a second special cash dividend of $0.15 per common share payable December 28, 2012 to shareholders of record December 14, 2012. Dividends of $865,048 were paid in the fourth quarter of fiscal 2012.

Note 5. New Accounting Guidance

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

Note 6. Proposed New Investment in Paulson Investment Company, Inc.

In January 2013, the Company announced that it had agreed in principle to a change of ownership transaction involving the broker-dealer license held by our wholly-owned subsidiary, Paulson Investment Company, Inc. ("PIC"). Since then, the transaction has been restructured to facilitate FINRA approval. In January 2013, PIC received a $1,500,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest. The note is convertible into preferred stock of PIC, representing approximately 35% of PIC on a fully diluted basis. The holders of the preferred stock shares will have no liquidation or other rights in the cash, receivables, inventories (including underwriter warrants), and certain prepaid assets, furniture and equipment that existed when the convertible promissory note was executed, and will not participate in any future gains or losses derived from those assets. On May 8, 2013, PIC submitted an updated Continuing Membership Application to FINRA for approval of this change of ownership transaction, after which the promissory note will convert into the preferred stock of PIC.

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

•	As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.
•	Our directors and executive officers control approximately 48% of our common stock and may have interests differing from those of other stockholders.

GENERAL

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through March 31, 2013, we had not purchased any real estate.

During the second quarter of fiscal 2012 ended June 30, 2012, the Company sold substantially all PIC's retail brokerage business to JHS Capital Advisors, LLC and is focusing its operations on boutique investment banking.

OVERVIEW

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. During the first quarter of 2013, the number of global IPO's fell, primarily due to fewer offerings in Asia. Total global IPO's declined by 11%, although proceeds increased by 48% compared to the first quarter of 2012. In the United States, the number of IPO's fell by 26%, but proceeds were higher, primarily due to a single offering of over $2 billion dollars. There were 31 IPO's in the first quarter of 2013 for proceeds of $7.6 billion compared to 42 IPO's for proceeds of $5.9 billion in the first quarter of 2012.

The outlook for IPO’s during the remainder of 2013 is encouraging due to the continued strength in the market indexes and positive performance of many recent IPO's. Past public pipeline figures are not an effective predictor of future IPO activity, especially since recent regulatory changes under the JOBS Act allow a company with annual gross revenue of under $1 billion to file a draft registration statement confidentially. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in brokerage and corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

A substantial portion of our corporate finance business consists of acting as managing underwriter of PIPEs and private placements for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities similar to those that we offer and sell to the public. The warrants have varying terms and conditions, and generally have a five-year expiration date and are subject to a restricted period of six months to one-year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold to the public. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 21, 2013.

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

The sale closed on April 16, 2012. Under the agreement, the Company was to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received on closing on April 16, 2012, and the balance was paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. After the recalculation, the final purchase price was $1,522,841. As of March 31, 2013, all amounts due under the agreement have been received.

The agreement also required 12 directors, officers and employees of the Company to enter into non-solicitation agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date. These 12 people also entered into non-competition agreements which have since expired.

PROPOSED NEW INVESTMENT IN PAULSON INVESTMENT COMPANY, INC.

In January 2013, the Company announced that it had agreed in principle to a change of ownership transaction involving the broker-dealer license held by our wholly-owned subsidiary, Paulson Investment Company, Inc. ("PIC"). Since then, the transaction has been restructured to facilitate FINRA approval. In January 2013, PIC received a $1,500,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest. The note is convertible into preferred stock of PIC, representing approximately 35% of PIC on a fully diluted basis. The holders of the preferred stock shares will have no liquidation or other rights in the cash, receivables, inventories (including underwriter warrants), and certain prepaid assets, furniture and equipment that existed when the convertible promissory note was executed, and will not participate in any future gains or losses derived from those assets. On May 8, 2013, PIC submitted an updated Continuing Membership Application to FINRA for approval of this change of ownership transaction, after which the promissory note will convert into the preferred stock of PIC.

This loan has allowed the Company to expand its investment banking activities on behalf of smaller and emerging companies to include early- and late-stage private financings. With the implementation of the Jumpstart Our Business Startups Act (“JOBS Act”) in the United States, the market for private placements for start-up and early-stage companies is anticipated to increase significantly over the next several years. The Company’s historical focus on investment banking services and public offerings for smaller capitalization companies is well suited to providing services in the expanding market for the financing of emerging growth companies under the JOBS Act. The management team being formed in the broker-dealer has the experience to expand PIC’s presence in this area while leveraging its existing broker-dealer platform. During the first quarter of 2013, we leased temporary office space in New York City, and hired 13 new employees, including 10 institutional brokers focused on managing private financings.

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

The following tables set forth the changes in our operating results in the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012 (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)	Percentage
	2013	2012	Change	Change
Revenues:
Commissions	$198	$3,206	$(3,008)	(93.8)%
Corporate finance	88	23	65	282.6
Investment income	724	250	474	189.6
Trading income	189	1,969	(1,780)	(90.4)
Interest and dividends	7	121	(114)	(94.2)
Other	45	41	4	9.8
Total revenues	1,251	5,610	(4,359)	(77.7)
Expenses:
Commissions and salaries	602	3,209	2,607	81.2
Underwriting expenses	22	37	15	40.5
Rent and utilities	51	156	105	67.3
Communication and quotation services	25	129	104	80.6
Professional fees	335	256	(79)	(30.9)
Travel and entertainment	13	38	25	65.8
Clearing expenses	19	79	60	75.9
Depreciation and amortization	1	4	3	75.0
Licenses, taxes and insurance	184	125	(59)	(47.2)
Interest	16	-	(16)	*
Other	223	165	(58)	(35.2)
Total expenses	1,491	4,198	2,707	64.5
Income (loss) before income taxes	$(240)	$1,412	$(1,652)	(117.0)%

* Not meaningful

Revenues
The markets in the United States had a very strong first quarter of 2013, with the Dow Jones Industrial Average rising 11.3% and the NASDAQ composite index rising 8.2%. Investor confidence was supported by improving economic numbers in the United States, particularly a rebound in housing activity and prices, as well as in retail sales. Some investors expect that the stronger economic indicators will be reflected in improved corporate earnings later in 2013.

Commissions declined 94% during the first quarter ended March 31, 2013 compared to the first quarter of 2012. The decline was largely due to the sale of the Company's retail brokerage business to JHS effective April 16, 2012. As of March 31, 2013, the Company had 14 registered representatives, which were included in the Company's 28 employees, compared to 67 registered representatives as of March 31, 2012.

Corporate finance income in the first quarter of 2013 was up 283% from the first quarter of 2012.  The Company participated in two private placements in the quarter. We acted as managing underwriter in a $1.7 million PIPE offering for Methes Energies, International, and acted as lead placement agent and partially closed an ongoing private placement for a company in the life science industry. The Company participated in no private placements in the first quarter of 2012.

Investment gain included the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Net unrealized appreciation related to underwriter warrants	$601	$257
Net unrealized depreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(14)	(7)
Net realized gain on the sale of securities with quoted market prices and securities that are not readily marketable and gains from the sale of underwriter warrants	137	-
	$724	$250

We exercised and sold approximately 10% of one of our underwriter warrant positions in the first quarter of 2013, and did not exercise any underwriter warrants in the first quarter of 2012. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income decreased by 90% to $189,000 in the first quarter of 2013 compared to $1.969 million in the first quarter of 2012. The trading income was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses
Total expenses decreased by $2.707 million in the first quarter of 2013 compared to the first quarter of 2012. The decline was primarily due to the sale of the Company's retail brokerage operations in April 2012, which resulted in lower commissions and salaries, as well as related expenses including rent and utilities, and communications and quotation services.

Commissions and salaries decreased $2.607 million in the first quarter of 2013 compared to the first quarter of 2012. The decrease is due to a fewer registered representatives with the Company after the sale of the retail brokerage operations.

Underwriting expenses decreased by $15,000 in the first quarter of 2013 compared to the first quarter of 2012. Expenses vary due to the timing and level of investment banking activity.

Professional fees increased by $79,000 in the first quarter of 2013 compared to the same quarter in 2012. The increase was due to fees incurred in connection with the restructuring of the Company’s business.

The Company leased temporary office space in New York City for 9 new employees that have been hired to extend our investment banking activities to private placements. The Company is likely to enter into a long-term lease for office space in the current building during the second quarter of 2013. Subsequent to the end of the quarter, our Portland office was relocated to a smaller space. The former larger location was no longer required since the sale of the retail brokerage operations and transfer of the brokerage personnel in 2012.

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

We believe our cash and receivables from our clearing organization at March 31, 2013 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from March 31, 2013. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2013.

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

At March 31, 2013, we owned 11 underwriter warrants from 8 issuers, all but 1 of which were exercisable. Only one of the warrants had an exercise price below the March 31, 2013 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $1.338 million in the first quarter ended March 31, 2013, including our net loss of $240,000 and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $2.2 million at March 31, 2013 and $2.3 million at December 31, 2012. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $820,000 to $1,030,000 at March 31, 2013 from $211,000 at December 31, 2012. The increase was primarily due to $775,000 in loans issued to the Company’s newest employees in New York City.

Advance from related party totaled $1,515,616 at March 31, 2013, and included $15,616 accrued interest. During the first quarter, the Company received the cash advance from an outside investor upon executing a convertible promissory note.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2012	$1,548
Receipt of underwriter warrants	-
Net unrealized gain on value of warrants	693
Warrants exercised or expired	(92)
Balance, March 31, 2013	$2,149

Deferred revenue of $14,881 at March 31, 2013 was related to amounts received from our clearing firm pursuant to a five-year agreement with two, one-year extensions, and is being amortized at the rate of $14,881 per month through April 2013.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during the first quarter of 2012 at an average price of $1.25 per share for a total of $1,250. No common shares were repurchased during the first quarter of 2013. Through March 31, 2013, a total of 731,989 shares had been repurchased and 68,011 shares remained available for repurchase under the program. This repurchase program does not have an expiration date.

In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. The ex-dividend date was April 2, 2012. In December 2012, the Board approved a second special cash dividend of $0.15 per share payable December 28, 2012 to shareholders of record December 14, 2012.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased no shares of our common stock during the first three months of 2013.

During the first three months of 2012, we repurchased 1,000 common shares at an average price of $1.25 per common share.

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

Date: May 14, 2013	PAULSON CAPITAL CORP.

By /s/ Chester L.F. Paulson
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

By /s/ Murray G. Smith
Murray G. Smith
Chief Financial Officer
Principal Financial Officer