Form 10-Q
period 2013-06-30
PAULSON CAPITAL CORP
filed 2013-08-19
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	6,054,758
(Class)	(Outstanding at August 19, 2013)

PAULSON CAPITAL CORP. AND SUBSIDIARIES

FORM 10-Q

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash	$1,869,463	$337,136
Receivable from clearing organization	691,402	2,252,965
Notes and other receivables, net of allowances for doubtful accounts of $860,540 and $847,796	1,408,358	210,536
Income taxes receivable	36,834	43,834
Trading and investment securities owned, at fair value	7,912,274	8,500,488
Underwriter warrants, at fair value	1,137,000	1,548,000
Prepaid and deferred expenses	484,780	437,440
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $62,915 and $155,519	73,388	9,644
Total Assets	$13,613,499	$13,340,043
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$296,312	$302,252
Payable to clearing organization	432	74,062
Compensation, employee benefits and payroll taxes	292,590	84,885
Deferred revenue	-	59,523
Advance from related party	1,521,781	-
Total Liabilities	2,111,115	520,722
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,766,985 and 5,766,985	2,163,711	2,163,711
Retained earnings	7,840,846	10,655,610
Total Shareholders' Equity	10,004,557	12,819,321
Noncontrolling interest in consolidated entities	1,497,827	-
Total Equity	11,502,384	12,819,321
Total Liabilities and Shareholders' Equity	$13,613,499	$13,340,043

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012

Revenues
Commissions	$436,235	$450,887	$634,306	$3,657,025
Corporate Finance	262,924	24,670	351,115	47,464
Investment loss	(1,743,047)	(829,132)	(1,018,701)	(579,621)
Trading income (loss)	117,036	(1,026,076)	305,778	942,845
Interest and dividends	8,086	39,309	14,535	160,715
Loss on asset disposition	(9,256)	(702)	(9,256)	(702)
Gain on sale of assets	-	1,619,656	-	1,619,656
Other	24,137	54,096	69,018	94,985
	(903,885)	332,708	346,795	5,942,367

Expenses
Commissions and salaries	915,124	879,777	1,517,319	4,089,049
Underwriting expenses	46,536	525	68,869	37,714
Rent and utilities	78,830	59,623	129,786	215,007
Communication and quotation services	31,284	88,546	56,626	217,240
Professional fees	277,702	173,671	612,781	429,930
Travel and entertainment	8,371	8,227	21,459	45,827
Settlement expense	-	-	156,000	-
Clearing expenses	18,320	85,142	37,274	164,196
Bad debt expense	24,089	232,129	24,089	232,129
Depreciation and amortization	2,694	444	3,437	4,557
Licenses, taxes and insurance	173,248	141,047	356,717	266,344
Interest	6,165	-	21,781	-
Other	90,298	94,428	157,594	258,931
	1,672,661	1,763,559	3,163,732	5,960,924

Loss before income taxes	(2,576,546)	(1,430,851)	(2,816,937)	(18,557)

Income tax expense:
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-

Net loss	(2,576,546)	(1,430,851)	(2,816,937)	(18,557)
Loss attributable to non-controlling interests	(2,173)	-	(2,173)	-

Net loss attributable to Paulson Capital Corp. common stockholders	$(2,574,373)	$(1,430,851)	$(2,814,764)	$(18,557)

Basic and diluted net loss per share	(0.44)	(0.25)	(0.48)	(0.00)

Shares used in basic and diluted per share calculations:	5,766,985	5,766,985	5,766,985	5,767,441

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,816,937)	$(18,557)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(141,000)	-
Unrealized depreciation/expiration of underwriter warrants	552,000	192,000
Depreciation and amortization	3,437	4,557
Bad debt expense	24,089	232,129
Loss on asset disposition	9,256	702
Gain on sale of assets	-	(1,619,656)
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,487,933	1,644,866
Notes and other receivables	(1,221,911)	(221,577)
Income taxes receivable	7,000	(43,255)
Trading and investment securities owned	588,214	15,772
Prepaid and deferred expenses	(47,340)	(71,221)
Deferred revenue	(59,523)	(80,782)
Accounts payable, accrued liabilities and compensation payables	223,546	(423,173)
Trading securities sold, not yet purchased	-	(356,705)
Net cash used in operating activities	(1,391,236)	(744,900)

Cash flows from investing activities:
Additions to furniture and equipment	(76,437)	(800)
Proceeds from sale of fixed assets	-	250
Proceeds from sale of assets	-	1,084,940
Net cash provided by (used in) investing activities	(76,437)	1,084,390

Cash flows from financing activities:
Proceeds from related party advance	1,500,000	-
Proceeds from issuance of preferred stock in consolidated entity	1,500,000	-
Dividends paid to common shareholders	-	(288,349)
Payments to retire common stock	-	(1,250)
Net cash provided by (used in) financing activities	3,000,000	(289,599)

Increase in cash	1,532,327	49,891

Cash:
Beginning of period	337,136	292,002

End of period	$1,869,463	$341,893

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$7,000	$(43,255)
Receivable from sale of assets	$-	$568,306

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its majority-owned subsidiary, Paulson Investment Company, and its wholly owned subsidiary Paulson Capital Properties, LLC, included herein as of June 30, 2013 and December 31, 2012 and for the three- and six-month periods ended June 30, 2013 and 2012 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2012 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

The number of shares used for our basic net income (loss) per share and diluted net income (loss) per share was the same for both periods presented. For the three- and six-month periods ended June 30, 2013, we had 213,500 anti-dilutive stock options outstanding. For the three- and six-month periods ended June 30, 2012, we had 241,000 anti-dilutive stock options outstanding.

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

●	Level 1 – unadjusted quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,620	Level 1	$3,463	Level 1
Corporate equities, not readily marketable	4,245	Level 3	4,878	Level 3
Corporate options/warrants, marketable	47	Level 1	159	Level 1
Underwriter warrants	1,137	Level 3	1,548	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	-	Level 1	-	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2012	$1,548	$4,878
Fair value of underwriter warrants received included as a component of corporate finance income	141	-
Investment in privately held company	-	-
Net unrealized gain (loss), included as a component of investment income related to securities held	(460)	(633)
Underwriter warrants exercised or expired included as a component of investment income	(92)	-
Balance, June 30, 2013	$1,137	$4,245

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2011	$1,395	$3,857
Fair value of underwriter warrants received included as a component of corporate finance income	-	-
Investment in privately held company	-	-
Net unrealized gain (loss), included as a component of investment loss related to securities held	(192)	(380)
Balance, June 30, 2012	$1,203	$3,477

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

There were no changes to our valuation methods or techniques during the first six-month periods of 2013 or 2012.

Quantitative Information Regarding Level 3 Fair Value Measurements

The following table is a quantitative disclosure about the significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
				Minimum	Maximum
Investments in privately held companies	$4,245	Income approach; Market approach; Asset approach	Discount rate for lack of liquidity	20.0%	20.0%	20.0%
Underwriter warrants	1,137	Black-Scholes Option Pricing Model	Volatility index of comparable companies	61.2%	92.6%	78.4%
	$5,382

Note 4. Stockholders' Equity

Comprehensive Income

The Company did not have any transactions that generated comprehensive income during the first six-months of 2013 or during the fiscal year ended December 31, 2012.

Repurchase of Common Stock

There were no common shares repurchased during the first six months of 2013.

In the first quarter of 2012, we repurchased 1,000 shares of our common stock for $1,250, or $1.25 per share, pursuant to our stock repurchase program previously approved by our Board of Directors, after which 68,011 shares remain available for repurchase. This repurchase plan does not have an expiration date.

Common Share Dividends

In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. Dividends payable in the amount of $288,349 were recorded in the first quarter of fiscal 2012 and paid during the second quarter of fiscal 2012.

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

Note 6. Change in Preferred Stock Designation

On June 19, 2013, the Company’s Board of Directors authorized the creation of Series A Preferred Stock. Subsequent to the period end on July 18, 2013, the Company filed a Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of Oregon.

Note 7. Restructure of Paulson Investment Company, Inc.

The Company is in the process of restructuring the business involving the broker-dealer license held by the Company’s subsidiary, Paulson Investment Company, Inc. (“PIC”). Subject to approval by the Financial Industry Regulatory Authority (FINRA), the restructuring is contemplating to result in PIC being initially owned 25% by the Company and 75% by management of Paulson Investment and outside investors.

In January 2013, PIC received a $1,500,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest. The note is convertible, subject to FINRA approval,  into preferred stock of PIC, representing approximately 35% of PIC on a fully diluted basis. The holders of the preferred shares will have no liquidation or other rights in the cash, receivables, inventories (including underwriter warrants), and certain prepaid assets, furniture and equipment (“Legacy Assets”), and will not participate in any future gains or losses derived from those assets.

During the three- and six-month periods ended June 30, 2013, the Company received a $1,500,000 investment in PIC for which the investor (the “Investor”) received a 15.79% liquidation preference in the non-Legacy Assets. As of June 30, 2013, the Company held a 100% ownership interest in the Legacy Assets of PIC, and an 84.21% ownership interest in the non-Legacy Assets of PIC. The non-controlling interest in PIC represents the equity interest held by the Investor in the subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separate from the Company’s controlling interest. Revenues, expenses, gains losses, net income or loss is reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and non-controlling interests.

Note 8. Subsequent Events

Proposed Financing

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5,250,000 with one or more investors in a private placement transaction (the "Proposed Financing"), subject to satisfaction of certain conditions.

Under the agreements, the Company will complete the private placement of a Unit consisting of (i) 287,773 shares of common stock; (ii) 500,000 shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. Each share of Series A Preferred Stock has a stated value of $0.806974 and a conversion ratio of 2.305640603 per share of Common Stock. The Class A Warrant is exercisable, beginning on the date six months following the date of issuance and ending on the date five years thereafter, for up to 7,500,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $0.35 per share and a conversion ratio of one share of common stock for each share of Class B Preferred Stock. The Class B Warrant is exercisable, beginning on the date six months following the date of issuance and ending on the date two years thereafter, into up to 13,559,407 shares of Series B Preferred Stock. The funds have been placed in escrow pending satisfaction of certain conditions, including approval of shareholders and satisfaction of NASDAQ rules. If the agreement is not approved by shareholders, the escrow will be released and funds returned to the investors.

Creation of Liquidating Trust

In connection with the Proposed Financing as detailed above, the Company’s Board of Directors approved a plan to create a liquidating trust to benefit the shareholders of Common Stock of record as of the record date of the 2013 Annual Meeting of Shareholders (the "2013 Shareholders Meeting"). Shareholders of record (“Legacy Shareholders”) will be given a non-transferable beneficial interest in the trust in proportion to their pro-rata ownership interest in the Company’s Common Stock. The trust will hold the majority of the assets currently held by PIC, primarily consisting of underwriter warrants, trading and investment securities, and cash and accounts receivable. The Company is also intending to restructure its broker-dealer operations subject to FINRA approval. The 25% interest to be retained by the Company is expected to be sold, and the proceeds added to the trust. It is expected the assets in the trust will be liquidated and distributed to the Legacy Shareholders over time.

Proposed Changes to the Articles of Incorporation

At the 2013 Shareholders Meeting the Company has proposed to change the Company’s state of incorporation to Delaware from Oregon.

The Company has also proposed the amendment and restatement of the Company’s Articles of Incorporation to increase the authorized capital stock from 10,000,000 shares of common stock, no par value per share and 500,000 shares of preferred stock, no par value, to 90,000,000 shares of Common Stock, par value $0.0001 per share, and 30,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share.

Proposed Reverse Stock Split of Common Stock

The Company has proposed, subject to shareholder approval, the authority to effect a reverse stock of its common stock. The proposal would permit, but not require, the Board of Directors to effect a reverse stock split of the issued and outstanding Common Stock at any time prior to 18 months from the date of approval by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be set within this range at the sole discretion of the Board of Directors.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility, often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

●	As described herein and in our Form 8-K and preliminary Proxy Statement on Schedule 14A, both filed with the SEC on July 26, 2013, the Company has entered in agreements which, subject to shareholder and regulatory approvals, would result in $5.25 million of new investment in the Company, a possible reverse split of our Common Stock, and change of the state of incorporation to Delaware, among other things. The Company is also in the process of restructuring its broker-dealer business to allow for new owners, subject to regulatory approval, and a change in strategic direction. The Company may fail to get the shareholder and regulatory approvals necessary to effect these changes, or even if such approvals are obtained, the changes may not benefit our shareholders over time.
●	Aspects of our business are volatile and affected by factors beyond our control.
●	Our ability to attract and retain customers may be affected by our reputation.
●	We are subject to extensive regulation that could result in investigations, fines or other penalties.
●	We face intense competition in our industry.
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

●	As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.
●	Our directors and executive officers control approximately 48% of our common stock and may have interests differing from those of other stockholders.

GENERAL

Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities of our majority-owned subsidiary, Paulson Investment Company, Inc. ("PIC"), which has operations in four principal categories, all of them in the financial services industry. These categories are:

●	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
●	securities trading from which we record profit or loss, depending on trading results;
●	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and
●	securities brokerage activities for which we earn commission revenues.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through June 30, 2013, we had not purchased any real estate.

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

During the first six months of 2013, the number of global IPO’s increased slightly to 112 from the 107 completed in the first six months of 2012. Proceeds rose to $58.0 billion from $49.9 billion, as the Asian IPO market rebounded due to strong demand in Japan and other Asian markets excluding China. In the United States, the IPO market was very strong, with 61 deals completed in the second quarter and a total of 92 for the first six months of 2013 for proceeds of $20.6 billion. This compares to 73 IPO’s in the first six months of 2012 for proceeds of $28.6 billion, which was exaggerated due to the enormous Facebook offering completed in the second quarter of 2012. The outlook for the remainder of 2013 is encouraging both in the United States and globally as the demand for new public offerings is strong in multiple sectors, including among smaller capitalization companies. Pending regulatory changes under the JOBS Act has led to greater interest and activity in smaller and emerging growth companies. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

A substantial portion of our corporate finance business consists of acting as placement agent of PIPEs and private placements for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities of the issuer similar to those that we offer and sell as placement agent. The warrants have varying terms and conditions, and generally have a five-year expiration date and are subject to a restricted period of six months to one-year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold in the offering in which we participated. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

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

The sale closed on April 16, 2012. Under the agreement, the Company was to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received on closing on April 16, 2012, and the balance was paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. After the recalculation, the final purchase price was $1,522,841. As of June 30, 2013, all amounts due under the agreement had been received by the Company.

The agreement also required 12 directors, officers and employees of the Company to enter into non-solicitation agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date. These 12 people also entered into non-competition agreements which have since expired.

PROPOSED RESTRUCTURING OF THE COMPANY

Management and the Board of Directors have determined that due to market conditions and changes in government regulations, raising money for smaller capitalization and emerging companies has become very difficult for a company with Paulson’s current structure. Therefore, the Company has begun to take certain steps to reorganize its business. These steps include changing the ownership structure of the broker-dealer and investment operations conducted through Paulson Investment Company. The Company is also making several proposals to shareholders for their approval at the upcoming meeting which will, if approved and if certain other conditions are met and regulatory approvals are obtained, will result in $5.25 million of new investment in the Company as well as a possible reverse split of the Company’s common stock and change of the state of incorporation from Oregon to Delaware. Each proposed change is discussed in detail below and in a preliminary proxy statement filed with the SEC on Form 14A.

New investment and change in ownership of Paulson Investment Company

In January 2013, the Company announced that it had agreed in principle to a change of ownership transaction involving the broker-dealer license held by our wholly owned subsidiary, Paulson Investment Company, Inc. ("PIC"). The purpose of the transaction is to bring in an investing partner and management team to expand on Paulson’s boutique investment banking activities.  Management believes that in order for PIC to be successful in the current investment environment, it must expand its investment banking capabilities to include early- and late-stage private financings, and that the management team being formed has the experience and knowledge to execute on this strategy while leveraging the existing broker-dealer platform. Under the proposed transaction, which is subject to FINRA approval, the broker-dealer license, cash, and a majority of PIC’s personnel will be transferred to a new limited liability company (LLC) in exchange for a 25% interest in the LLC to be initially held by the Company. The LLC will not have an interest in the majority of the assets held by PIC prior to the new investment, as those assets will be transferred to the Company to be held in trust for benefit of Legacy Shareholders as described below.

In January 2013, PIC received a $1,500,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest. Subject to FINRA approval, the note is convertible into preferred stock of PIC, representing approximately 35% of PIC on a fully diluted basis. The holders of the preferred stock shares will have no liquidation or other rights in the cash, receivables, inventories (including underwriter warrants), and certain prepaid assets, furniture and equipment (“Legacy Assets”) and will not participate in any future gains or losses derived from those assets.

The funds from this loan have allowed the Company to expand its investment banking activities on behalf of smaller and emerging companies to include early- and late-stage private financings. The management team being formed has the experience to expand PIC’s presence in this area while leveraging its existing broker-dealer platform. During the first six months of 2013, PIC hired 17 new employees, including 14 institutional brokers focused on managing private financings, and signed a five-year lease for New York City office space commencing in June 2013.

During the second quarter ended June 30, 2013, the Company received an additional $1,500,000 in exchange for convertible preferred stock in PIC.

Once FINRA approval is received and the contemplated transactions are consummated, the broker-dealer business will be owned by a new LLC, with the management of PIC and outside investors owning 75% of the LLC and the Company owning the remaining 25%. It is anticipated that the Company’s 25% interest in the LLC will eventually be sold and the proceeds added to the Liquidating Trust to benefit the Legacy Shareholders (see below).

Formation of Liquidating Trust

The Board of Directors approved a plan whereby an irrevocable liquidating trust (the “Trust”) will be created. Common shareholders of record (the "Legacy Shareholders") as of the record date of the 2013 Shareholders Meeting will be given non-transferable beneficial interests in the Trust in proportion to their pro rata ownership interest in the Common Stock of the Company. It is expected the assets in the Trust will be liquidated and distributed to the Legacy Shareholders over time.

The Trust will hold the majority of the assets currently held by PIC and will hold an option to purchase the Company's remaining interest in PIC. Those assets primarily consist of underwriter warrants, trading and investment securities, an insurance policy on the life of the founder of the Company, and cash and accounts receivables. It is also anticipated that the Company’s 25% interest in LLC, which will hold ownership of PIC subsequent to the change of ownership transactions, will be sold and the proceeds transferred to the Trust. The Company will not have access to the Trust assets, but they may be subject to the claims of the Company’s general creditors.

Anyone who purchases the common stock in the open market after the record date will have no rights to any of the assets of PIC, including the Trust assets, with respect to the securities so purchased. The value of the Trust assets will vary substantially, depending on factors such as economic and market conditions.

Summary of Liquidating Trust Assets

The following is a summary of the assets as of June 30, 2013 that are proposed to be transferred into the liquidating trust:

June 30, 2013
Assets
Cash	$319,478
Receivable from clearing organization	688,756
Notes and other receivables, net of allowances for doubtful accounts of $860,540	33,491
Income taxes receivable	36,834
Investment in PIC	500,000
Trading securities owned, at fair value(1)	3,653,131
Investment securities owned, at fair value(2)	4,259,144
Underwriter warrants, at fair value	1,090,000
Prepaid expenses (3)	53,488
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $21,081	846
Total Assets	$10,635,168
Liabilities
Accounts payable and accrued liabilities	$196,391
Payable to clearing organization	432
Compensation, employee benefits and payroll taxes	42,778
Total Liabilities	$239,601
Total Net Assets	$10,395,567

(1) Securities are classified as Level 1 in Note 3 - Fair Value Measurements.

(2) $13,644 of the securities are classified as Level 1, and $4,245,500 of the securities are classified as Level 3 in Note 3 - Fair Value Measurements.

(3) Prepaid insurance balance of $37,488 is scheduled to expire by October 29, 2013. Prepaid NASDAQ fee balance of $16,000 is scheduled to expire on December 31, 2013.

In order to assure the availability of funds to satisfy the payment of indemnification obligations under the Indemnification Agreements entered into in connection with proposed financing, PIC shall deposit $250,000 in a segregated bank account, such funds to remain on deposit for 12 months from the date of release of the Investment Funds from escrow. These funds will be available to settle any claim, and will be under the exclusive control of the Company. In addition, PIC shall pay or set aside a sufficient portion of the Trust Assets or pay directly from the Trust for such period as is required to secure and maintain coverage for a period of two years following the date of release of the funds from escrow under (A) a policy providing for officers' and directors' liability no less favorable and in no lower amounts as is presently provided, and (B) PIC’s existing errors and omissions policy. Such obligation may be satisfied by prepayment or deposit in the segregated bank account.

The Company intends to transfer the $7 million life insurance policy on its Founder and Chairman, Chester L.F. Paulson to the Trust. The monthly premiums are presently $15,315.

The proposed transaction will cause a change in control under Section 382 of the Internal Revenue Code. As a result, future utilization of our net operating losses may be significantly limited. Notwithstanding this limitation, after the proposed trasaction such losses are generally available to offset unrecognized taxable gains present at the time of the proposed transaction. Changes in control after the propsoed transaction could futher limit the ability to utilize all of our loss carryovers. Federal net operating loss carryforwards of $6.2 million at December 31, 2012 fully expire in 2032. State net operating loss carryforwards of $18.1 million at December 31, 2012, expire from 2013 through 2032. State net capital losses of $8.1 million at December 31, 2012 expire from 2013 to 2016.

Proposed Financing

On July 25, 2013, the Company entered into a series of agreements (the "Financing Agreements") intended to secure investment in the Company of $5,250,000 with one or more investors in a private placement transaction (the "Financing"), subject to satisfaction of certain conditions and approval of shareholders at the 2013 Shareholders Meeting. Net proceeds from the private placement will be used for general corporate purposes, including working capital.

Under the Financing Agreements, the Company will complete the private placement of a Unit (the “Unit”) consisting of (i) 287,773 shares of common stock; (ii) 500,000 shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. Each share of Series A Preferred Stock has a stated value of $0.806974 and a conversion ratio of 2.305640603 per share of Common Stock. The Class A Warrant is exercisable, beginning on the date six months following the date of issuance and ending on the date five years thereafter, for up to 7,500,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $0.35 per share and a conversion ratio of one share of common stock for each share of Class B Preferred Stock. The Class B Warrant is exercisable, beginning on the date six months following the date of issuance and ending on the date two years thereafter, into up to 13,559,407 shares of Series B Preferred Stock. Such amounts are subject to adjustment if required to satisfy one or more requirements of the NASDAQ or SEC.

The Unit is governed by a “most favored nations” provision pursuant to which the Company will be obligated, with certain exceptions, to issue additional Units to the investor(s) in the event the Company issues securities at a per share price less than $0.35 per share of Common Stock (prior to giving effect to any reverse split of the Company's outstanding securities). Additionally, the holder of the Unit has the right to participate in future offerings of securities by the Company for a period of twenty four (24) months and the Company will be required to file a registration statement covering the resale of the securities underlying the Unit within 180 days from the closing of the sale of the Unit.

The Company and the lead investor in the Financing have also entered into an  Interest Preservation Letter Agreement pursuant to which the Company and the investor agreed if, within eighteen (18) months from the release from escrow of the securities underlying the Units to the purchasers the Company consummates an acquisition in which it issues additional securities as payment therefor, which has the effect of causing the Legacy Shareholders to hold, in the aggregate, less than 5.5% of the outstanding capital stock of the Company (the “Target Percentage”), the Company shall then issue to the Legacy Shareholders, for no additional payment, pro rata in proportion to their interests on the record date for the Company's 2013 Shareholders Meeting that number of shares of the Company's Common Stock necessary for the Legacy Holders to hold, in the aggregate, the Target Percentage.

The funds have been placed in escrow pending satisfaction of certain conditions, including approval by the shareholders and satisfaction of NASDAQ rules. If the agreement is not approved by the shareholders, the escrow will be released and funds returned to the investors.

Upon shareholder approval of the proposal related to the Financing the closing of the transactions contemplated under the Financing Agreements will be consummated. The Company may continue to pursue efforts and consummate one or more additional non-public offerings or issuances. However, the Board of Directors reserves the right to amend, change or supplement the terms, including the terms of any security instrument, in its absolute discretion, including but not limited to, the number of securities offered, the warrant coverage, or the exercise or conversion prices of any derivative securities.

In connection with the Financing, the Company has agreed to issue two (2) shares of Series C Preferred Stock to Chester L.F. Paulson, our President and Chief Executive Officer, or his designee. The holder of the Series C Preferred Stock will have the right to appoint two (2) directors to the Company’s Board of Directors. The Shares of the Series C Preferred Stock will be issued at the closing of the Financing. On the two-year anniversary of the date of issuance, the two (2) shares of Series C Preferred Stock shall automatically, and without further action on the part of the holder, be converted into two (2) shares of the Company’s Common Stock.

Proposed Increase to the Number of Authorized Shares

At the 2013 Shareholders Meeting, the Company has proposed the amendment and restatement of the Company’s Articles of Incorporation to increase the authorized capital stock from 10,000,000 shares of common stock, no par value per share and 500,000 shares of preferred stock, no par value, to 90,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share. As of June 30, 2013, the Company had 5,766,985 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. The Company has reserved approximately 213,500 shares of Common Stock for potential future issuance pursuant to the Company’s outstanding options.

The Board of Directors believes it continues to be in the Company’s best interest to have sufficient additional authorized but unissued shares of Common Stock and Preferred Stock available in order to provide flexibility for corporate action in the future. Management believes that the availability of additional authorized shares for issuance from time to time in the Board of Director's discretion in connection with possible acquisitions of other companies, future financings, investment opportunities, stock splits or dividends or for other corporate purposes is desirable in order to avoid repeated separate amendments to our Articles of Incorporation and the delay and expense incurred in holding special meetings of the shareholders to approve such amendments. The increase in authorized shares will also be necessary to complete the proposed financing agreements as they will require the issuance of a greater number of preferred shares than are currently authorized under the Company’s existing Articles.

Proposed Reverse Stock Split of Common Stock

The Company has proposed, subject to shareholder approval, the authority to effect a reverse stock split of its common stock to be voted by the Company’s shareholders at the 2013 Shareholders Meeting. The proposal would permit, but not require, the Board of Directors to effect a reverse stock split of the issued and outstanding Common Stock at any time prior to 18 months from the date of approval by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be set within this range at the sole discretion of the Board of Directors. The Board reserves the right to elect to abandon the Reverse Stock Split, including any or all proposed reverse stock split ratios, if it determines, in its sole discretion, that the Reverse Stock Split is no longer in the best interests of the Company and its shareholders.

After any reverse stock split, the Company will continue to be subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended.  Our Common Stock will continue to be listed on the NASDAQ Capital Market under the symbol “PLCC” subject to any decision of our Board of Directors to list our securities on an alternate stock exchange or any change of name and symbol. To avoid the existence of fractional shares of our Common Stock, the Company will pay cash in lieu of fractional shares.

Proposed Change of State of Incorporation

The Company has proposed to change the Company’s state of incorporation to Delaware from Oregon to be voted by the shareholders at the 2013 Shareholders Meeting. The Board of Directors of the Company believes that the best interests of the Company and its shareholders will be served by changing the Company’s state of incorporation from Oregon to Delaware. The Reincorporation is intended to cause, and will have the effect of causing, the Company to be governed by the Delaware General Corporation Law rather than by the Oregon Business Corporation Act.  Delaware has historically been a leader in adopting and interpreting comprehensive and flexible corporate laws responsive to the legal and business needs of corporations.

The merger agreement (the"Merger Agreement") provides for the merger (the “Merger”) of the Company into Paulson Capital (Delaware) Corp. (the “Reincorporation Subsidiary”). The Reincorporation Subsidiary is a wholly owned subsidiary of the Company formed under the laws of Delaware solely for the purpose of reincorporating the Company in Delaware. The Merger will not change the business or management of the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Common Stock and Preferred Stock of the Company will automatically be converted into one share of Common Stock and one share of Preferred Stock, respectively, of the Reincorporation Subsidiary. Each outstanding certificate representing either shares of the Company’s Common Stock or preferred stock will continue to represent the same number of shares of Common Stock or preferred stock, respectively, of the Reincorporation Subsidiary.  Reincorporation of the Company will not, in and of itself, result in any change in the name, business, management, or location of the principal executive offices, assets or liabilities of the Company. The Reincorporation Subsidiary’s Board of Directors and officers will consist of the same individuals who serve as directors and officers of the Company at the time of the Reincorporation. The Company’s Common Stock is expected to continue to be traded on the NASDAQ Capital Market without interruption under the same symbol (PLCC) as at present.

Details of the above proposals are contained in the Company’s Form 8-K, as filed with the SEC on July 25, 2013, and the Company’s preliminary proxy statement on Schedule 14A as filed with the SEC on July 25, 2013.

RESULTS OF OPERATIONS

Our revenues and operating results are influenced by fluctuations in the equity markets as well as general economic and market conditions, particularly conditions in the NASDAQ and over-the-counter markets, where our investment and trading positions and the underlying stock for the underwriter warrants are heavily concentrated. Significant fluctuations can occur in our revenues and operating results from one period to another. Our results of operations depend upon many factors, such as the number of companies that are seeking financing, the quality and financial condition of those companies, market conditions in general, the performance of our previous underwritings and interest in certain industries by investors. As a result, revenues and income derived from these activities may vary significantly from period to period. Our revenues include the following:

●	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
●	securities trading from which we record profit or loss, depending on trading results;
●	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and
●	securities brokerage activities for which we earn commission revenues.

The following tables set forth the changes in our operating results in the three- and six-month periods ended June 30, 2013 compared to the three- and six-month periods ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2013	2012	Change	Change
Revenues:
Commissions	$436	$451	$(15)	(3.3)%
Corporate finance	263	25	238	952.0
Investment loss	(1,743)	(829)	(914)	(110.3)
Trading income (loss)	117	(1,026)	1,143	111.4
Interest and dividends	8	39	(31)	(79.5)
Loss on asset disposition	(9)	(1)	(8)	(800.0)
Gain on sale of assets	-	1,620	(1,620)	*
Other	24	54	(30)	(55.6)
Total revenues	(904)	333	(1,237)	(371.5)
Expenses:
Commissions and salaries	915	880	(35)	(4.0)
Underwriting expenses	47	1	(46)	*
Rent and utilities	79	60	(19)	(31.7)
Communication and quotation services	31	88	57	64.8
Professional fees	278	174	(104)	(59.8)
Travel and entertainment	8	8	-	*
Clearing expenses	19	85	66	77.6
Bad debt expense	24	232	208	89.7
Depreciation and amortization	3	1	(2)	(200.0)
Licenses, taxes and insurance	173	141	(32)	(22.7)
Interest	6	-	(6)	*
Other	90	94	4	4.3
Total expenses	1,673	1,764	91	5.2
Loss before income taxes	$(2,577)	$(1,431)	$(1,146)	(80.1)%

*Not meaningful.

	Six Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2013	2012	Change	Change
Revenues:
Commissions	$634	$3,657	$(3,023)	(82.7)%
Corporate finance	351	47	304	646.8
Investment loss	(1,019)	(580)	(439)	(75.7)
Trading income	306	943	(637)	(67.6)
Interest and dividends	15	161	(146)	(90.7)
Loss on asset disposition	(9)	(1)	(8)	(800.0)
Gain on sale of assets	-	1,620	(1,620)	*
Other	69	95	(26)	(27.4)
Total revenues	347	5,942	(5,595)	(94.2)
Expenses:
Commissions and salaries	1,517	4,089	2,572	62.9
Underwriting expenses	69	38	(31)	(81.6)
Rent and utilities	130	215	85	39.5
Communication and quotation services	57	217	160	73.7
Professional fees	613	430	(183)	(42.6)
Travel and entertainment	21	46	25	54.3
Settlement expense	156	-	(156)	*
Clearing expenses	37	164	127	77.4
Bad debt expense	24	232	208	89.7
Depreciation and amortization	3	5	2	40.0
Licenses, taxes and insurance	357	266	(91)	(34.2)
Interest	22	-	(22)	*
Other	158	259	101	39.0
Total expenses	3,164	5,961	2,797	46.9
Loss before income taxes	$(2,817)	$(19)	$(2,798)	* %

*Not meaningful.

Revenues

The markets in the United States were very strong in the first six months of 2013, with the Dow Jones Composite increasing by 13.8%, and the NASDAQ Composite rising by 12.7%. However, both indexes recorded slower growth in the second quarter, with the Dow Jones Composite rising 2.3% and the NASDAQ Composite rising 4.2%. The continued rebound in housing prices and activity, as well as other economic indicators, has supported investor confidence and generally improved corporate earnings in the second half of 2013 are expected.

Commissions declined 3% during the second quarter ended June 30, 2013 compared to the second quarter of 2012 and declined 83% for the first six months of 2013 compared to the first six months of 2012. The decline for the six-month period was largely due to the sale of the Company's retail brokerage business to JHS effective April 16, 2012.

Corporate finance income in the second quarter of 2013 increased 952% from the second quarter of 2012, and was up 647% for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012. The Company participated in three private placements in the first six months of 2013, compared to no private placements in the first six months of 2012.

Investment loss included the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Net unrealized depreciation related to underwriter warrants	$(1,153)	$(449)	$(552)	$(192)
Net unrealized depreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(590)	(380)	(604)	(254)
Net realized gain on the sale of securities with quoted market prices and securities that are not readily marketable	-	-	137	(134)
	$(1,743)	$(829)	$(1,019)	$(580)

We exercised and sold approximately 10% of one of our underwriter warrant positions in the first six months of 2013, and did not exercise any underwriter warrants in the first six months of 2012. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income. During the first six months of 2013, we incurred significant write-downs in the fair-value estimate of two of our private investments, which was partially offset with a large mark-to-market increase in the value of another private investment position.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income was $117,000 in the second quarter of 2013 compared to a trading loss of $1.026 million in the second quarter of 2012. For the first six months of 2013, trading income fell by $637,000 to $306,000 from $943,000 for the first six months of 2012. The trading income was positively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses decreased by $91,000 in the second quarter of 2013 compared to the second quarter of 2012, and decreased by $2.797 million for the first six months of 2013 compared to the first six months of 2012. The decline for the six-month period was primarily due to the sale of the Company’s retail brokerage operations in April 2012, which resulted in lower commissions and salaries, as well as related expenses including clearing expenses, rent and utilities, and communications and quotation services.

Professional fees increased by $104,000 in the second quarter of 2013 and by $183,000 in the first six-month period of 2013 as additional fees were incurred due to the planned reorganization of the Company’s broker-dealer operations. Bad debt expense declined by $208,000 in the second quarter of 2013 and by $208,000 in the six-month period as the Company reserved the full amount of two notes receivable in the second quarter of 2012. Underwriting expenses increased by $46,000 in the second quarter of 2013 and by $31,000 in the six-month period compared to the same periods in 2012. Expenses vary due to the timing and level of investment banking activity. Interest expense rose by $6,000 in the second quarter of 2013 and by $22,000 in the first six months as the Company accrued interest on the $1,500,000 advance to PIC from a related party received in January 2013.

During the second quarter of 2013, the Company entered into a 5-year lease for office space for our 9 new investment banking employees in New York City. The Company also relocated its Portland office to a smaller office space, signing an 18-month sub-lease agreement in April 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and receivables from our clearing organization, offset by payables to our clearing organization. In addition, during the first quarter of 2013, PIC received a $1.5 million loan, and during the second quarter of 2013, a $1.5 million investment in preferred stock of PIC, both from an outside investor.

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

We believe our cash and receivables from our clearing organization at June 30, 2013 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from June 30, 2013. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2013.

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

At June 30, 2013, we owned 12 underwriter warrants from 8 issuers, all but 1 of which were exercisable. Only one of the warrants had an exercise price below the June 30, 2013 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $1.391 million in the first six-month period ended June 30, 2013, including our net loss of $2.817 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $691,000 at June 30, 2013 and $2.2 million at December 31, 2012. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $1,197,000 to $1,408,000 at June 30, 2013 from $211,000 at December 31, 2012. The increase was primarily due to $1,200,000 in loans issued to the Company’s newest employees in New York City.

Cash used by investing activities totaled $76,000 in the six months ended June 30, 2013. This amount was due to the purchase of furniture and equipment for the new office in New York City and the relocated office in Portland. In the six months ended June 30, 2012, investing activities provided cash of $1,084,000, including $1,085,000 provided by the sale of the Company’s brokerage operations.

Advance from related party totaled $1,521,781 at June 30, 2013, and included $21,781  of accrued interest.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2012	$1,548
Receipt of underwriter warrants	141
Net unrealized loss on value of warrants	(460)
Warrants exercised or expired	(92)
Balance, June 30, 2013	$1,137

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during the first quarter of 2012 at an average price of $1.25 per share for a total of $1,250. No common shares were repurchased during the first quarter of 2013. Through June 30, 2013, a total of 731,989 shares had been repurchased and 68,011 shares remained available for repurchase under the program. This repurchase program does not have an expiration date.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased no shares of our common stock during the first six months of 2013.

During the first six months of 2012, we repurchased 1,000 common shares at an average price of $1.25 per common share.

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization does not have an expiration date.

Item 6.     Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1*	New York City office lease dated May 9, 2013
10.2*	Portland office sub-lease dated March 21, 2013
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2013		PAULSON CAPITAL CORP.

	By	/s/Chester L. F. Paulson
Chester L. F. Paulson
President and Chief Executive Officer
Principal Executive Officer

	By	/s/Murray G. Smith
Murray G. Smith
Chief Financial Officer
Principal Financial Officer