Form 10-Q
period 2013-09-30
PAULSON CAPITAL CORP
filed 2013-11-14
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	6,093,258
(Class)	(Outstanding at November 14, 2013)

PAULSON CAPITAL CORP. AND SUBSIDIARIES

FORM 10-Q

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash	$1,776,834	$337,136
Receivable from clearing organization	1,037,948	2,252,965
Notes and other receivables, net of allowances for doubtful accounts of $882,168 and $847,796	1,374,752	210,536
Income taxes receivable	67,406	43,834
Trading and investment securities owned, at fair value	9,405,514	8,500,488
Underwriter warrants, at fair value	1,069,000	1,548,000
Prepaid and deferred expenses	384,969	437,440
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $70,055 and $155,519	94,856	9,644
Total Assets	$15,211,279	$13,340,043
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$381,650	$302,252
Payable to clearing organization	344	74,062
Compensation, employee benefits and payroll taxes	597,882	84,885
Deferred revenue	-	59,523
Advance from related party	1,521,781	-
Total Liabilities	2,501,657	520,722
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,766,985 and 5,766,985	2,163,711	2,163,711
Retained earnings	9,088,322	10,655,610
Total Shareholders' Equity	11,252,033	12,819,321
Noncontrolling interest in consolidated entities	1,457,589	-
Total Equity	12,709,622	12,819,321
Total Liabilities and Shareholders' Equity	$15,211,279	$13,340,043

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012

Revenues
Commissions	$804,500	$67,963	$1,438,806	$3,724,988
Corporate Finance	390,868	22,199	741,983	69,663
Investment income (loss)	(62,857)	141,205	(1,081,558)	(438,416)
Trading income (loss)	2,276,144	(132,220)	2,581,922	810,625
Interest and dividends	8,594	399,941	23,129	560,656
Loss on asset disposition	-	-	(9,256)	(702)
Gain (loss) on sale of assets	-	(23,471)	-	1,596,185
Other	(9,258)	44,753	59,760	139,738
	3,407,991	520,370	3,754,786	6,462,737

Expenses
Commissions and salaries	1,471,401	278,687	2,988,720	4,367,736
Underwriting expenses	83,299	4,500	152,168	42,214
Rent and utilities	89,087	39,885	218,873	254,892
Communication and quotation services	30,084	48,713	86,710	265,953
Professional fees	200,665	160,577	813,446	590,507
Travel and entertainment	17,425	3,897	38,884	49,724
Advertising and promotion	509	185	509	9,308
Settlement expense	50,000	73,917	206,000	73,917
Clearing expenses	18,845	10,329	56,119	174,525
Bad debt expense	21,628	-	45,717	232,129
Depreciation and amortization	7,140	406	10,577	4,963
Licenses, taxes and insurance	152,765	170,249	509,482	436,593
Interest	493	-	22,274	-
Other	57,413	57,556	215,007	307,364
	2,200,754	848,901	5,364,486	6,809,825

Income (loss) before income taxes	1,207,237	(328,531)	(1,609,700)	(347,088)

Income tax expense:
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-

Net income (loss)	1,207,237	(328,531)	(1,609,700)	(347,088)
Loss attributable to non-controlling interests	(40,239)	-	(42,412)	-

Net income (loss) attributable to Paulson Capital Corp. common stockholders	$1,247,476	$(328,531)	$(1,567,288)	$(347,088)

Basic net income (loss) per share	$0.22	$(0.06)	$(0.27)	$(0.06)
Diluted net income (loss) per share	$0.07	$(0.06)	$(0.27)	$(0.06)

Shares used in per share calculations:
Basic	5,766,985	5,766,985	5,766,985	5,767,288
Diluted	19,019,390	5,766,985	5,766,985	5,767,288

 See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,609,700)	$(347,088)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(141,000)	-
Unrealized depreciation/expiration of underwriter warrants	620,000	51,000
Receipt of securities from investing activities	-	(439,000)
Depreciation and amortization	10,577	4,963
Bad debt expense	45,717	232,129
Loss on asset disposition	9,256	702
Gain on sale of assets	-	(1,596,185)
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,141,299	1,773,896
Notes and other receivables	(1,209,933)	(429,081)
Income taxes receivable	(23,572)	(34,250)
Trading and investment securities owned	(905,026)	677,001
Prepaid and deferred expenses	52,471	57,098
Deferred revenue	(59,523)	(72,924)
Accounts payable, accrued liabilities and compensation payables	614,176	(312,654)
Trading securities sold, not yet purchased	-	(356,705)
Net cash used in operating activities	(1,455,258)	(791,098)

Cash flows from investing activities:
Additions to furniture and equipment	(105,044)	(800)
Proceeds from sale of fixed assets	-	250
Proceeds from sale of assets	-	1,245,375
Net cash provided by (used in) investing activities	(105,044)	1,244,825

Cash flows from financing activities:
Proceeds from related party advance	1,500,000	-
Proceeds from issuance of preferred stock in consolidated entity	1,500,000	-
Dividends paid to common shareholders	-	(288,349)
Payments to retire common stock	-	(1,250)
Net cash provided by (used in) financing activities	3,000,000	(289,599)

Increase in cash	1,439,698	164,128

Cash:
Beginning of period	337,136	292,002

End of period	$1,776,834	$456,130

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$7,000	$(26,000)
Receivable from sale of assets	$-	$384,400

 See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital Corp. and its majority-owned subsidiary, Paulson Investment Company, and its wholly owned subsidiary Paulson Capital Properties, LLC, included herein as of September 30, 2013 and December 31, 2012 and for the three- and nine-month periods ended September 30, 2013 and 2012 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2012 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

We computed basic earnings per common share using net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. We computed diluted earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options. Potentially dilutive common shares are determined by applying the if-converted method.

In the third quarter of 2013 we included 13,235,547 contingently issuable common shares in the calculation of diluted earnings per common share that were held in escrow pending the results of our 2013 Annual Shareholders Meeting and subsequent closing of a financing transaction. The contingently issuable common shares are described below in Note 8 where under a proposed financing the Company will issue the Onvestors a Unit consisting of (i) shares of Common Stock; (ii) shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant.

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares used for basic net income (loss) per share	5,766,985	5,766,985	5,766,985	5,767,288
Effect of dilutive stock options	16,858	—	—	—
Effect of contingently issuable common shares	13,235,547	—	—	—

Shares used for diluted net income (loss) per share	19,019,390	5,766,985	5,766,985	5,767,288

Stock options not included in diluted net income (loss) per share because their effect would have been antidilutive	—	218,500	216,000	312,250

Note 3. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

●	Level 1 – unadjusted quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	September 30, 2013		December 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$5,016	Level 1	$3,463	Level 1
Corporate equities, not readily marketable	4,332	Level 3	4,878	Level 3
Corporate options/warrants, marketable	58	Level 1	159	Level 1
Underwriter warrants	1,069	Level 3	1,548	Level 3
Trading securities sold, not yet purchased:
Corporate equities, marketable	-	Level 1	-	Level 1

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2012	$1,548	$4,878
Fair value of underwriter warrants received included as a component of corporate finance income	141	-
Investment in privately-held company	-	100
Net unrealized loss, included as a component of investment income related to securities held	(506)	(646)
Underwriter warrants exercised or expired included as a component of investment income	(114)	-
Balance, September 30, 2013	$1,069	$4,332

	Underwriter Warrants	Not Readily Marketable Investment Securities
Balance, December 31, 2011	$1,395	$3,857
Fair value of underwriter warrants received included as a component of corporate finance income	-	-
Investment in privately-held company	-	439
Net unrealized gain (loss), included as a component of investment loss related to securities held	(51)	(380)
Balance, September 30, 2012	$1,344	$3,916

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

There were no changes to our valuation methods or techniques during the first nine-month periods of 2013 or 2012.

The following table is a quantitative disclosure about the significant unobservable inputs (Level 3) that were used in determining fair value at September 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
				Minimum	Maximum
Investments in privately-held companies	$4,332	Income approach; Market approach; Asset approach	Discount rate for lack of liquidity	20.0%	20.0%	20.0%
Underwriter warrants	1,069	Black-Scholes Option Pricing Model	Volatility index of comparable companies	61.2%	92.6%	78.4%
	$5,401

Note 4. Stockholders' Equity

Comprehensive Income

The Company did not have any transactions that generated comprehensive income during the first nine months of 2013 or during the fiscal year ended December 31, 2012.

Repurchase of Common Stock

There were no common shares repurchased during the first nine months of 2013.

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

No dividends were declared or paid during the first nine months of 2013.

Common Shares in Escrow

As described in Note 8, the Company issued and placed 287,773 shares of common stock in escrow on July 25, 2013. These shares are not considered officially outstanding until they are released from the escrow.

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

Note 7. Restructure of Paulson Investment Company, Inc.

The Company is in the process of restructuring the business involving the broker-dealer license held by the Company’s subsidiary, Paulson Investment Company, Inc. (“PIC”). Subject to approval by the Financial Industry Regulatory Authority (FINRA), the restructuring is contemplated to result in PIC being ultimately owned entirely by management of PIC and outside investors.

In January 2013, PIC received a $1,500,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest. The note is convertible, subject to FINRA approval, into preferred stock of PIC. The holders of the preferred shares will have no liquidation or other rights in the cash, receivables, inventories (including underwriter warrants), and certain prepaid assets, furniture and equipment (“Legacy Assets”) that existed when the convertible promissory note was executed, and will not participate in any future gains or losses derived from those assets. The noteholder has agreed that the note would stop accruing interest after April 30, 2013.

During the nine-month period ended September 30, 2013, PIC received a $1,500,000 investment in PIC for which the investor (the “Investor”) received a 15.79% liquidation preference in the non-Legacy Assets. As of September 30, 2013, the Company held a 100% ownership interest in the Legacy Assets of PIC, and an 84.21% ownership interest in the non-Legacy Assets of PIC. The non-controlling interest in PIC represents the equity interest in the subsidiary that is not attributable, either directly or indirectly, to the Company and is reported as equity of the Company, separate from the Company’s controlling interest. Revenues, expenses, gains losses, net income or loss is reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and non-controlling interests.

Note 8. Proposed Corporate Reorganization

The Board of Directors of the Company has determined that a change of direction is in the best interest of shareholders. Therefore, it has proposed a series of related transactions to execute a corporate reorganization. Among these transactions are as follows:

a)     Proposed Financing

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5,250,000 (the "Investment") from DKR Ventures, LLC, a Delaware limited liability company, and Hudson Bay Master Fund Ltd., a Cayman Islands limited partnership (collectively, the “Investors”), in a private placement transaction (the “Proposed Financing”) intended to be exempt from registration under the Securities Act of 1933, as amended, subject to satisfaction of certain conditions including approval of the transaction by the Company's shareholders at a shareholders meeting scheduled for November 8, 2013.  The investment and 287,773 shares of common stock have been placed in escrow and will be returned to the Investors and the Company, respectively, if the transaction does not close.

Under the agreements, the Company will issue the Investors a Unit consisting of (i) 287,773 shares of common stock; (ii) 500,000 shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. Each share of Series A Preferred Stock has a stated value of $0.806974 and a conversion ratio of 2.305640603 per share of Common Stock, subject to adjustment. Each share of Series B Preferred Stock will be convertible into one share of Common Stock and have a stated value of $0.35 per share and a conversion ratio equal to one share of Common Stock for each share of Series B Preferred Stock outstanding, equal to a purchase price of $0.35 per share of Common Stock, subject to adjustment. The Class A Warrant is exercisable for up to 7,500,000 shares of Series B Preferred Stock at a per share exercise price of $0.80, subject to adjustment, beginning on the date that is six months following the date of issuance and ending on the date that is five years thereafter. The Class B Warrant is exercisable for up to 13,559,407 shares of Series B Preferred Stock. The purchase price of one share of Common Stock underlying the Class B Warrant is deemed to be $0.35, subject to adjustment, without any payment of consideration by the Holder upon exercise. The Class B Warrant is exercisable beginning on the date that is six months following the date of issuance and ending on the date that is two years thereafter.

b)     Creation of Liquidating Trust

In connection with the Proposed Financing, the Company’s Board of Directors approved a plan to create a liquidating trust to benefit the shareholders of Common Stock of record as of October 11, 2013. Shareholders of record (“Legacy Shareholders”) will be given a non-transferable beneficial interest in the trust in proportion to their pro-rata ownership interest in the Company’s Common Stock. The trust will hold the majority of the assets currently held by PIC primarily consisting of underwriter warrants, trading and investment securities, and cash and accounts receivable. It is expected the assets in the trust will be liquidated and distributed to the Legacy Shareholders over time.

c)     Proposed Changes to the Articles of Incorporation

At the 2013 Shareholders Meeting, the Company has proposed to change the Company’s state of incorporation to Delaware from Oregon.

The Company has also proposed the amendment and restatement of the Company’s Articles of Incorporation to increase the authorized capital stock from 10,000,000 shares of common stock, no par value per share, and 500,000 shares of preferred stock, no par value, to 90,000,000 shares of Common Stock, par value $0.0001 per share, and 30,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share.

d)     Proposed Reverse Stock Split of Common Stock

The Company has sought, subject to shareholder approval at the 2013 Annual Meeting of Shareholders (the "2013 Shareholders Meeting"), the authority to effect a reverse stock of its common stock. The authority would permit, but not require, the Board of Directors to effect a reverse stock split of the issued and outstanding Common Stock at any time prior to 18 months from the date of approval by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be set within this range at the sole discretion of the Board of Directors.

Note 9. Subsequent Events

a)

On October 7, 2013, PIC issued a Promissory Note and received consideration of $700,000 cash. The Note bears interest at the rate of 5% and is due on July 1, 2014.  It is convertible into 11.6% of the equity of PIC upon the earlier (i) all necessary FINRA and NASDAQ approvals and (ii) July 1, 2014.

b)	On October 1, 2013, PIC entered into a 2-year lease for new office space in Novato, California with an average base rent of $5,540 per month.

c)

On October 1, 2013, 5,000 stock options were exercised at a price of $1.13 per share for gross proceeds of $5,650. On October 7, 2013, 33,500 stock options were exercised at a price of $1.13 per share for gross proceeds of $37,855.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility, often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

●

As described herein and in a Form 8-K, as filed with the SEC on July 25, 2013, and in our definitive Proxy Statement on Schedule 14A filed with the SEC on October 18, 2013, the Company has entered in agreements which, subject to shareholder and regulatory approvals, would result in $5.25 million of new investment in the Company, a possible reverse split of our Common Stock, and change of the state of incorporation to Delaware, among other things. The Company is also in the process of restructuring its broker-dealer business to allow for new owners, subject to regulatory approval, and a change in strategic direction. The Company may fail to get the shareholder and regulatory approvals necessary to effect these changes, or even if such approvals are obtained, the changes may not benefit our shareholders over time.

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through September 30, 2013, we had not purchased any real estate.

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

During the first nine months of 2013, the number of global IPO’s increased to 176 from the 142 completed in the first nine months of 2012. Proceeds rose to $77.9 billion from $70.7 billion. Although Asian markets have slowed compared to 2012, the stronger IPO market in the United States was primarily responsible for the increases in both the total number of IPO’s and their aggregate value. The US market had 60 IPO's completed in the third quarter and 152 completed in the first nine months of 2013 compared to 26 in the third quarter of 2012 and 99 in the first nine months of 2012. Total proceeds for the US IPO’s decreased to $31.9 billion from $35.1 billion, although the 2012 figures were exaggerated due to the enormous Facebook offering completed in the second quarter of 2012.

The outlook for the remainder of 2013 and early 2014 is encouraging both in the United States and globally as the demand for new public offerings is strong in multiple sectors, including among smaller capitalization companies. Pending regulatory changes under the JOBS Act have led to greater interest and activity in smaller and emerging growth companies. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

SALE OF RETAIL BROKERAGE OPERATIONS

In February 2012, the Company announced it had reached an agreement with JHS Capital Advisors, LLC ("JHS") of Tampa, Florida to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. Under the transaction, Paulson advisors became registered representatives of JHS and, through JHS, will continue to use RBC Correspondent Services, a division of RBC Capital Markets, LLC, for custody of client assets and securities, trade execution and portfolio reporting.

The sale closed on April 16, 2012. Under the agreement, the Company was to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received on closing on April 16, 2012, and the balance was paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve-month period ended at that time. After the recalculation, the final purchase price was $1,522,841. As of September 30, 2013, all amounts due under the agreement had been received by the Company.

The agreement also required 12 directors, officers and employees of the Company to enter into non-solicitation agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date. These 12 people also entered into non-competition agreements which have since expired.

PROPOSED RESTRUCTURING OF THE COMPANY

Management and the Board of Directors have determined that due to market conditions and changes in government regulations, raising money for smaller capitalization and emerging companies has become very difficult for a company with Paulson’s current structure. Therefore, the Company has begun to take certain steps to reorganize its business. These steps include changing the ownership structure of the broker-dealer and investment operations conducted through Paulson Investment Company. The Company is also making several proposals to shareholders for their approval at the upcoming 2013 Shareholders Meeting which will, if approved and if certain other conditions are met and regulatory approvals are obtained, result in $5.25 million of new investment in the Company as well as a possible reverse split of the Company’s common stock and change of the state of incorporation from Oregon to Delaware. Each proposed change is discussed in detail below and in our definitive Proxy Statement on Schedule 14A filed with the SEC on October 18, 2013.

New investment and change in ownership of Paulson Investment Company

In January 2013, the Company announced that it had agreed in principle to a change of ownership transaction involving the broker-dealer license held by our wholly owned subsidiary, Paulson Investment Company, Inc. ("PIC"). The purpose of the transaction is to bring in an investing partner and management team to expand on PIC’s boutique investment banking activities.  Management believes that in order for PIC to be successful in the current investment environment, it must expand its investment banking capabilities to include early- and late-stage private financings, and that the management team being formed has the experience and knowledge to execute on this strategy while leveraging the existing broker-dealer platform. Under the proposed transaction, which is subject to FINRA approval, the ownership of PIC will convert to a new limited liability company ("LLC") owned by management and outside investors.  The majority of the assets held by PIC prior to the new investment, will be transferred to a trust for benefit of Legacy Shareholders as described below.

In January 2013, PIC received a $1,500,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest. Subject to FINRA approval, the note is convertible into preferred stock of PIC, representing approximately 35% of PIC on a fully diluted basis. The holders of the preferred stock shares will have no liquidation or other rights in the cash, receivables, inventories (including underwriter warrants), and certain prepaid assets, furniture and equipment (“Legacy Assets”), and will not participate in any future gains or losses derived from those assets. The noteholder has agreed that the note would stop accruing interest after April 30, 2013. During the second quarter ended June 30, 2013, the Company received an additional $1,500,000 in exchange for convertible preferred stock in PIC. Subsequent to the end of the nine-month period, on October 1, 2013 the Company received an additional $700,000 in exchange for a promissory note.

The funds from these loans have allowed the Company to expand its investment banking activities on behalf of smaller and emerging companies to include early- and late-stage private financings. The management team being formed has the experience to expand PIC’s presence in this area while leveraging its existing broker-dealer platform. During the first nine months of 2013, PIC hired 27 new employees, including 23 institutional brokers focused on managing private financings, and signed a five-year lease for New York City office space commencing in June 2013. Subsequent to the end of the nine-month period, the Company signed a 2-year lease for additional office space in Novato, California.

Formation of Liquidating Trust

The Board of Directors approved a plan whereby an irrevocable liquidating trust (the “Trust”) will be created. Common shareholders of record (the “Legacy Shareholders”) as of the record date of the 2013 Shareholders Meeting will be given non-transferable beneficial interests in the Trust in proportion to their pro rata ownership interest in the Common Stock of the Company. It is expected the assets in the Trust will be liquidated and distributed to the Legacy Shareholders over time.

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

The record date for common shareholders to participate in the Liquidating Trust was October 11, 2013. Anyone who purchases the common stock in the open market after the record date will have no rights to any of the assets of PIC, including the Trust assets, with respect to the securities so purchased. The value of the Trust assets will vary substantially, depending on factors such as economic and market conditions.

Summary of Liquidating Trust Assets

The following is a summary of the assets as of September 30, 2013 that are proposed to be transferred into Trust. The assets that are actually transferred into the Trust will be those available on the date of transfer:

September 30, 2013
Assets
Cash	$355,029
Receivable from clearing organization	1,025,401
Notes and other receivables, net of allowances for doubtful accounts of $882,168	10,000
Income taxes receivable	67,406
Investment in PIC	500,000
Trading securities owned, at fair value(1)	5,073,514
Investment securities owned, at fair value(2)	4,232,000
Underwriter warrants, at fair value	1,024,000
Prepaid expenses(3)	21,307
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $21,155	771
Total Assets	$12,309,428
Liabilities
Accounts payable and accrued liabilities	$147,093
Payable to clearing organization	344
Compensation, employee benefits and payroll taxes	265,505
Total Liabilities	$412,942
Total Net Assets	$11,896,486

(1) Securities are classified as Level 1 in Note 3 - Fair Value Measurements.

(2) Securities are classified as Level 3 in Note 3 - Fair Value Measurements.

(3) Prepaid insurance balance of $13,307 is scheduled to expire by October 29, 2013. Prepaid NASDAQ fee balance of $8,000 is scheduled to expire on December 31, 2013.

In order to assure the availability of funds to satisfy the payment of indemnification obligations under the Indemnification Agreements, PIC shall deposit $250,000 in a segregated bank account, such funds to remain on deposit for 12 months from the date of release of the Investment Funds from escrow. The Investment Funds will be available to settle any claim, and will be under the exclusive control of the Company and an agent appointed by the Company for purposes of the Indemnification Agreements, on and following the date of release of the Investment Funds from escrow. In addition, PIC shall pay or set aside a sufficient portion of the Trust Assets or pay directly from the Trust for such period as is required to secure and maintain coverage for a period of two years following the date of release of the Investment Funds from escrow under (A) a policy providing for officers' and directors' liability no less favorable and in no lower amounts as is presently provided, and (B) its existing errors and omissions policy. Such obligation may be satisfied by prepayment or deposit in the segregated bank account.

The Company intends to transfer the $7 million life insurance policy on its Founder and Chairman, Chester L.F. Paulson to the Trust or sell the policy. The monthly premiums are presently $15,315.

The proposed transaction will cause a change in control under Section 382 of the Internal Revenue Code. As a result, future utilization of our net operating losses may be significantly limited. Notwithstanding this limitation, after the proposed transaction such losses are generally available to offset unrecognized taxable gains present at the time of the proposed transaction. Changes in control after the proposed transaction could further limit the ability to utilize all of our loss carryovers. Federal net operating loss carryforwards of $6.2 million at December 31, 2012 fully expire in 2032. State net operating loss carryforwards of $18.1 million at December 31, 2012, expire from 2013 through 2032. State net capital losses of $8.1 million at December 31, 2012 expire from 2013 to 2016.

Proposed Financing

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5,250,000 with DKR Ventures, LLC, a Delaware limited liability company, and Hudson Bay Master Fund Ltd., a Cayman Islands limited partnership (collectively, the “Investors”) in a private placement transaction (the “Proposed Financing”) intended to be exempt from registration under the Securities Act of 1933, as amended, subject to satisfaction of certain conditions.

Under the agreements, the Company will complete the private placement of a Unit consisting of (i) 287,773 shares of common stock; (ii) 500,000 shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. Each share of Series A Preferred Stock has a stated value of $0.806974 and a conversion ratio of 2.305640603 per share of Common Stock, subject to adjustment. Each share of Series B Preferred Stock will be convertible into one share of Common Stock and have a stated value of $0.35 per share and a conversion ratio equal to one share of Common Stock for each share of Series B Preferred Stock outstanding, equal to a purchase price of $0.35 per share of Common Stock, subject to adjustment. The Class A Warrant is exercisable for up to 7,500,000 shares of Series B Preferred Stock at a per share exercise price of $0.80, subject to adjustment, beginning on the date that is six months following the date of issuance and ending on the date that is five years thereafter. The Class B Warrant is exercisable for up to 13,559,407 shares of Series B Preferred Stock. The purchase price of one share of Common Stock underlying the Class B Warrant is deemed to be $0.35, subject to adjustment, without any payment of consideration by the Holder upon exercise. The Class B Warrant is exercisable beginning on the date that is six months following the date of issuance and ending on the date that is two years thereafter.

The Unit is governed by a “most favored nations” provision pursuant to which the Company will be obligated (with certain exceptions) to issue additional Units to the investor(s) in the event the Company issues securities at a per share price less than $0.35 per share of Common Stock (prior to giving effect to any Reverse Split). Additionally, the holder of the Unit has the right to participate in future offerings of securities by the Company for a period of twenty four (24) months and the Company will be required to file a registration statement covering the resale of the securities underlying the Unit within 180 days from the closing of the sale of the Unit.

The Company and DKR Ventures, LLC, the lead investor in the Financing, have entered into an Interest Preservation Letter Agreement dated July 25, 2013. Under the agreement, the Company and the investor agreed if, within eighteen (18) months from the release from escrow of the securities underlying the Units to the purchasers and the purchase price to the Company, the Company consummates an acquisition in which it issues additional securities as payment therefor, which has the effect of causing the Legacy Shareholders to hold, in the aggregate, less than 5.5% of the outstanding capital stock of the Company (the “Target Percentage”), then the Company shall issue to the Legacy Shareholders, for no additional payment, pro rata in proportion to their interests on the Record Date, that number of shares of the Company's Common Stock necessary for the Legacy Holders to hold, collectively, the Target Percentage.

The funds have been placed in escrow pending satisfaction of certain conditions, including approval by the shareholders and satisfaction of NASDAQ rules. If the transaction does not close, the escrow will be released and funds returned to the investors.

Upon shareholder approval of the proposals related to the Financing and satisfaction of certain other closing conditions, the transactions contemplated under the Financing Agreements will be consummated. The Company may continue to pursue efforts and consummate one or more additional non-public offerings or issuances. However, the Board of Directors reserves the right to amend, change or supplement the terms, including the terms of any security instrument, in its absolute discretion, including but not limited to, the number of securities offered, the warrant coverage, or the exercise or conversion prices of any derivative securities. In no event, however, shall the effective number of shares of common stock and common stock equivalents issued in the Financing exceed 22,500,000 shares.

Proposed Increase to the Number of Authorized Shares

At the 2013 Shareholders Meeting, the Company has proposed the amendment and restatement of the Company’s Articles of Incorporation to increase the authorized capital stock from 10,000,000 shares of common stock, no par value per share and 500,000 shares of preferred stock, no par value, to 90,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share. As of September 30, 2013, the Company had 5,766,985 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. The Company has reserved approximately 213,500 shares of Common Stock for potential future issuance pursuant to the Company’s outstanding options. As of November 14, 2013, the Company had 6,093,258 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

After any reverse stock split, the Company will continue to be subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended.  It is intended that our Common Stock will continue to be listed on the NASDAQ Capital Market under the symbol “PLCC” subject to any decision of our Board of Directors to list our securities on an alternate stock exchange or any change of name and symbol. To avoid the existence of fractional shares of our Common Stock, the Company will pay cash in lieu of fractional shares.

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

The merger agreement (the “Merger Agreement”) provides for the merger (the “Merger”) of the Company into Paulson Capital (Delaware) Corp. (the “Reincorporation Subsidiary”). The Reincorporation Subsidiary is a wholly owned subsidiary of the Company formed under the laws of Delaware solely for the purpose of reincorporating the Company in Delaware. The Merger will not change the business or management of the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Common Stock and Preferred Stock of the Company will automatically be converted into one share of Common Stock and one share of Preferred Stock, respectively, of the Reincorporation Subsidiary. Each outstanding certificate representing either shares of the Company’s Common Stock or preferred stock will continue to represent the same number of shares of Common Stock or preferred stock, respectively, of the Reincorporation Subsidiary.  Reincorporation of the Company will not, in and of itself, result in any change in the name, business, management, or location of the principal executive offices, assets or liabilities of the Company. The Reincorporation Subsidiary’s Board of Directors and officers will consist of the same individuals who serve as directors and officers of the Company at the time of the Reincorporation. It is intended that the Company’s Common Stock will continue to be traded on the NASDAQ Capital Market without interruption under the same symbol (PLCC) as at present.

Classification of the Board of Directors

The Board of Directors approved on September 26, 2013 an amendment and restatement of the Articles of Incorporation to classify the Board of Directors into three classes with staggered terms, subject to shareholder approval. Currently, the Board of Directors consists of a single class of directors, all of whom are elected at each Annual Meeting of Shareholders. The Classified Board Amendment would classify the Board into three separate classes, as nearly equal in number as possible, with one class being elected each year to serve a staggered three-year term.

Directors in each class would be elected at the 2013 Annual Meeting. The directors initially elected in Class I would serve until the 2014 Annual Meeting of Shareholders and the election and qualification of his or her successor. The directors initially elected in Class II would serve until the 2015 Annual Meeting of Shareholders and the election and qualification of his or her successors. The directors initially elected in Class III would serve until the 2016 Annual Meeting of Shareholders and the election and qualification of his or her successors. Beginning with the election of directors to be held at the 2014 Annual Meeting of Shareholders, and going forward, the class of directors to be elected in such year would be elected for a three-year term, and at each successive Annual Meeting of Shareholders, the class of directors to be elected in such year would be elected for a three-year term, so that the term of office of one class of directors shall expire in each year.

To preserve the classified board structure, the Classified Board Amendment also provides that a director appointed by the Board to fill a vacancy holds office until the next election of the class for which such director has been chosen and until that director’s successor has been elected and qualified or until his or her earlier resignation, removal or death.

The Board believes that a staggered board would provide important benefits to the Company and its shareholders. A staggered board will help to ensure the continuity and stability of the Company’s business strategies and management of the Company’s business because a majority of the Board at any given time will have prior experience as directors of the Company. However, the implementation of a staggered board will make it more difficult for our shareholders to change the composition of the Board in any one year, which could have the effect of preventing or delaying a change of control transaction that is not approved by our Board.

Details of the above proposals are contained in the Company’s Form 8-K, as filed with the SEC on July 25, 2013, and the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on October 18, 2013.

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

The following tables set forth the changes in our operating results in the three- and nine-month periods ended September 30, 2013 compared to the three- and nine-month periods ended September 30, 2012 (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)	Percentage
	2013	2012	Change	Change
Revenues:
Commissions	$804	$68	$736	1,082.4%
Corporate finance	391	22	369	1,677.3
Investment income (loss)	(63)	141	(204)	(144.7)
Trading income (loss)	2,276	(132)	2,408	1,824.2
Interest and dividends	9	400	(391)	(97.8)
Loss on sale of assets	-	(24)	(24)	-
Other	(9)	45	(54)	(120.0)
Total revenues	3,408	520	2,888	555.4
Expenses:
Commissions and salaries	1,471	279	(1,192)	(427.2)
Underwriting expenses	83	4	(79)	(1,975.0)
Rent and utilities	89	40	(49)	(122.5)
Communication and quotation services	30	49	19	38.8
Professional fees	201	161	(40)	(24.8)
Travel and entertainment	17	4	(13)	(325.0)
Advertising and promotion	1	-	(1)	(100.0)
Settlement expense	50	74	24	32.4
Clearing expenses	19	10	(9)	(90.0)
Bad debt expense	22	-	(22)	(100.0)
Depreciation and amortization	7	-	(7)	(100.0)
Licenses, taxes and insurance	153	170	17	10.0
Interest	1	-	(1)	(100.0)
Other	57	58	1	1.7
Total expenses	2,201	849	(1,352)	(159.2)
Income (loss) before income taxes	$1,207	$(329)	$1,536	466.9%

*Not meaningful.

	Nine Months Ended September 30,		Favorable (Unfavorable)	Percentage
	2013	2012	Change	Change
Revenues:
Commissions	$1,439	$3,725	$(2,286)	(61.4)%
Corporate finance	742	70	672	960.0
Investment loss	(1,082)	(438)	(644)	(147.0)
Trading income	2,582	810	1,772	218.8
Interest and dividends	23	561	(538)	(95.9)
Loss on asset disposition	(9)	(1)	(8)	(800.0)
Gain on sale of assets	-	1,596	(1,596)	(100.0)
Other	60	140	(80)	(57.1)
Total revenues	3,755	6,463	(2,708)	(41.9)
Expenses:
Commissions and salaries	2,989	4,368	1,379	31.6
Underwriting expenses	152	42	(110)	(261.9)
Rent and utilities	219	255	36	14.1
Communication and quotation services	87	266	179	67.3
Professional fees	813	590	(223)	(37.8)
Travel and entertainment	39	50	11	22.0
Advertising and promotion	1	9	8	88.9
Settlement expense	206	74	(132)	(178.4)
Clearing expenses	56	175	119	68.0
Bad debt expense	46	232	186	80.2
Depreciation and amortization	11	5	(6)	(120.0)
Licenses, taxes and insurance	509	437	(72)	(16.5)
Interest	22	-	(22)	(100.0)
Other	215	307	92	30.0
Total expenses	5,365	6,810	1,445	21.2
Loss before income taxes	$(1,610)	$(347)	$(1,263)	(364.0)%

*Not meaningful.

Revenues

The markets in the United States in the third quarter of 2013 continued to build on the strong returns recorded in the first two quarters of the year. Although the Dow Jones Composite rose only 1.4% in the third quarter, it has a gain of 15.4% for the first nine months overall. Due to the continued recovery in the technology and energy sectors, the NASDAQ Composite increased by 10.8% in the third quarter and was up 24.9% for the first nine months. Improved corporate earnings during the third quarter have strengthened investor sentiment and some experts believe that the strong stock markets will continue through the fourth quarter and into 2014.

Commissions increased by 1,082% during the third quarter ended September 30, 2013 compared to the third quarter of 2012 and declined 61% for the first nine months of 2013 compared to the first nine months of 2012. The increase in the third quarter is attributable to registered representatives added during the period, while the decline for the nine-month period was largely due to the sale of the Company's retail brokerage business to JHS effective April 16, 2012. As of September 30, 2013, the Company had 26 registered representatives, which were included in the Company's 38 employees, compared to 5 registered representatives as of September 30, 2012.

Corporate finance income in the third quarter of 2013 increased 1,677% from the third quarter of 2012, and was up 960% for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. The Company participated in four private placements in the third quarter of 2013 and six private placements during the first nine months of 2013, compared to one private placement in the first nine months of 2012.

Investment income (loss) included the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net unrealized appreciation (depreciation) related to underwriter warrants	$(68)	$141	$(620)	$(51)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	5	-	(599)	(253)
Net realized gain (loss) on the sale of securities with quoted market prices and securities that are not readily marketable	-	-	137	(134)
	$(63)	$141	$(1,082)	$(438)

We exercised and sold approximately 10% of one of our underwriter warrant positions in the first nine months of 2013, and did not exercise any underwriter warrants in the first nine months of 2012. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income. During the first nine months of 2013, we incurred significant write-downs in the fair-value estimate of two of our private investments, which was partially offset with a large mark-to-market increase in the value of another private investment position.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income was $2.276 million in the third quarter of 2013 compared to a trading loss of $132,000 in the third quarter of 2012. For the first nine months of 2013, trading income rose by $1.772 million to $2.582 from $810,000 for the first nine months of 2012. The trading income was positively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses increased by $1.352 million in the third quarter of 2013 compared to the third quarter of 2012, and decreased by $1.445 million for the first nine months of 2013 compared to the first nine months of 2012. The increase for the three-month period was due to the new office in New York and higher number of employees compared to the same period in 2012. The decline for the nine-month period was primarily due to the sale of the Company’s retail brokerage operations in April 2012, which resulted in lower commissions and salaries, as well as related expenses including clearing expenses, rent and utilities, and communications and quotation services.

Professional fees increased by $40,000 in the third quarter of 2013 and by $223,000 in the first nine months of 2013 as additional fees were incurred due to the planned reorganization of the Company’s broker-dealer operations and the contemplated $5.25 million investment into the Company. Bad debt expense rose by $22,000 in the third quarter of 2013 and fell by $186,000 in the nine-month period as the Company reserved the full amount of one note receivable in the third quarter of 2013, and two notes receivable in the second quarter of 2012. Underwriting expenses increased by $79,000 in the third quarter of 2013 and by $110,000 in the nine-month period compared to the same periods in 2012. Expenses vary due to the timing and level of investment banking activity. Interest expense rose by $22,000 in the first nine months of 2013 as the Company accrued interest on the $1,500,000 advance to PIC from a related party received in January 2013.

During the second quarter of 2013, the Company entered into a 5-year lease for office space for our 15 new investment banking employees in New York City. The Company also relocated its Portland office to a smaller office space, signing an 18-month sub-lease agreement in April 2013.

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

We believe our cash and receivables from our clearing organization at September 30, 2013 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from September 30, 2013. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at September 30, 2013.

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

At September 30, 2013, we owned 13 underwriter warrants from 9 issuers, all but 2 of which were exercisable. Only 2 of the warrants had an exercise price below the September 30, 2013 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $1.455 million in the first nine-month period ended September 30, 2013, including our net loss of $1.610 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $1.0 million at September 30, 2013 and $2.2 million at December 31, 2012. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $1.164 million to $1.375 million at September 30, 2013 from $211,000 at December 31, 2012. The increase was primarily due to $1.2 million in loans issued to the Company’s newest employees in New York City.

Cash used by investing activities totaled $105,000 in the nine months ended September 30, 2013. This amount was due to the purchase of furniture and equipment for the new office in New York City and the relocated office in Portland. In the nine months ended September 30, 2012, investing activities provided cash of $1,245,000, primarily from the sale of the Company’s brokerage operations.

Advance from related party totaled $1,521,781 at September 30, 2013, and included $21,781 accrued interest.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2012	$1,548
Receipt of underwriter warrants	141
Net unrealized loss on value of warrants	(506)
Warrants exercised or expired	(114)
Balance, September 30, 2013	$1,069

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during the first quarter of 2012 at an average price of $1.25 per share for a total of $1,250. No common shares were repurchased during the first nine months of 2013. Through September 30, 2013, a total of 731,989 shares had been repurchased and 68,011 shares remained available for repurchase under the program. This repurchase program does not have an expiration date.

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

We repurchased no shares of our common stock during the first nine months of 2013.

During the first nine months of 2012, we repurchased 1,000 common shares at an average price of $1.25 per common share.

A plan to repurchase up to a total of 600,000 shares of our common stock was approved by our Board of Directors in September 2001 and does not have an expiration date. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. This authorization does not have an expiration date.

Item 4.	Mine Safety Disclosures

No disclosure required.

Item 5.	Other Information

On November 8, 2013, the Compensation Committee of our Board of Directors approved one-time bonus payments to each of our named executive officers. Mr. Chester L.F. Paulson, our President and Chief Executive Officer, received a bonus payment of $125,000. Mr. Trent Davis, the President and Chief Executive Officer of our majority-owned subsidiary, Paulson Investment Company, Inc. (“PIC”), received a bonus payment of $100,000. And, Mr. Murray Smith, our Chief Financial Officer and the Chief Financial Officer of PIC, received a bonus payment of $25,000. The bonus payments were awarded in recognition of each of Messrs. Paulson, Davis and Smith’s considerable efforts on behalf of the Company, including with respect to the Company’s contemplated restructuring.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed August 29, 2013).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed August 29, 2013).
10.1	Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 29, 2013).
10.2	Class A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 29, 2013).
10.3	Class B Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K/A filed August 29, 2013).
10.4	Escrow Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K/A filed August 29, 2013).
10.5	Interest Preservation Letter Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K/A filed August 29, 2013).
10.6	Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Form 8-K/A filed August 29, 2013).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	PAULSON CAPITAL CORP.

	By:	/s/ Chester L.F. Paulson
Chester L. F. Paulson President and Chief Executive Officer Principal Executive Officer

	By:	/s/ Murray G. Smith
Murray G. Smith Chief Financial Officer Principal Financial Officer