Form 10-K
period 2013-12-31
PAULSON CAPITAL CORP
filed 2014-03-18
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

____________________

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,523,496, computed by reference to the last sales price ($0.77) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013).

The number of shares outstanding of the registrant’s common stock as of March 18, 2014 was 6,593,258 shares.

Documents Incorporated by Reference

None

PAULSON CAPITAL CORP.

2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

This report, including, without limitation, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts.

General

Paulson Capital Corp. (the “Company”), established in 1970, is a holding company whose operating subsidiary, Paulson Investment Company, Inc. ("PIC"), is a full service brokerage firm. Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities conducted through PIC, which has operations in four principal categories, all of them in the financial services industry. These categories are:

●	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
●	securities trading from which we record profit or loss, depending on trading results;
●	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and
●	securities brokerage activities for which we earn commission revenues.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2013, we had not purchased any real estate.

During the second quarter of fiscal 2012 ended June 30, 2012, the Company sold substantially all PIC's retail brokerage business to JHS Capital Advisors, LLC and is focusing its operations on boutique investment banking.

SALE OF RETAIL BROKERAGE OPERATIONS

In February 2012, the Company announced it had reached an agreement with JHS Capital Advisors, LLC (“JHS”) of Tampa, Florida to sell substantially all of its retail brokerage operations, including many of its branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. Under the transaction, Paulson advisors became registered representatives of JHS and, through JHS, will continue to use RBC Correspondent Services, a division of RBC Capital Markets, LLC, for custody of client assets and securities, trade execution and portfolio reporting.

The sale closed on April 16, 2012. Under the agreement, the Company was to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received at closing, and the balance was paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the 12 month period ended at that time. After the recalculation, the final purchase price was $1,522,841. As of December 31, 2013, all amounts due under the agreement had been received by the Company.

The agreement also required 12 directors, officers and employees of the Company to enter into non-solicitation agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date. These 12 people also entered into non-competition agreements which have since expired.

RESTRUCTURING OF THE COMPANY

Management and the Board of Directors have determined that due to market conditions and changes in government regulations, raising money for smaller capitalization and emerging companies has become very difficult for a company with Paulson’s historical structure. Therefore, the Company has begun to take certain steps to reorganize its business. At the 2013 Annual Meeting of Shareholders held on November 8, 2013 (the “2013 Shareholders Meeting”), the Company’s shareholders approved several corporate restructuring proposals. If certain conditions are met, the implementation of these proposals will result in $5.25 million of new investment in the Company as well as a possible reverse split of the Company’s Common Stock and change of the state of incorporation from Oregon to Delaware. Each proposed change is discussed below and in more detail in our definitive Proxy Statement on Schedule 14A filed with the SEC on October 18, 2013 and the results of the Annual Meeting filed under Form 8-K/A on November 18, 2013.

New investments and change in ownership of Paulson Investment Company

In January 2013, the Company began to effect a change of ownership of the broker-dealer license held by our wholly owned subsidiary, Paulson Investment Company, Inc. ("PIC") to allow the expansion of PIC’s boutique investment banking activities. The Company believes that in order for PIC to be successful in the current investment environment, PIC must expand its investment banking capabilities to include early- and late-stage private financings, and that a new management team being formed has the experience and knowledge to execute on this strategy while leveraging the existing broker-dealer platform. Subject to FINRA approval, PIC plans to convert to a new limited liability company owned by its management and outside investors.

In January 2013, PIC received a $1,500,000 loan from a related party investor pursuant to a convertible promissory note bearing 5% simple interest which is due on January 13, 2016. The note is convertible, subject to FINRA approval, into preferred stock of PIC, representing approximately 35% ownership interest in PIC on a fully diluted basis. The noteholder agreed the note would stop accruing interest after April 30, 2013.

During the second quarter of fiscal 2013, PIC issued 215,438 shares of series B preferred stock for $1,500,000. The series B preferred stock is afforded no conversion or voting rights. Upon a liquidation event, the shareholder would be given a liquidation preference equal to 15.79%.

During the fourth quarter of fiscal 2013, PIC received a $700,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest which is due on July 1, 2014. The note is convertible into 11.6% of the equity of PIC upon the earlier (i) all necessary FINRA and NASDAQ approvals and (ii) July 1, 2014.

The funds from these loans and the preferred stock investment have allowed the Company to expand its investment banking activities on behalf of smaller and emerging companies to include early- and late-stage private financings. During fiscal 2013, the Company added additional personnel, including institutional brokers focused on managing private financings, and two new office locations in New York City and Novato, California.

Formation of Liquidating Trust

The Board of Directors of the Company has also approved the formation of a trust (the "Trust") for the benefit of shareholders of the Company as of the record date of October 11, 2013 (the “Record Date”). The Trust, if and when formed, will hold certain non-operating assets of the Company (the “Trust Assets”). Common shareholders of record as of the Record Date (the “Legacy Shareholders”) will be given non-transferable beneficial interests in the Trust in proportion to their pro rata ownership interest in the common stock of the Company (the “Common Stock”) as of the Record Date. It is expected the Trust Assets will be liquidated and distributed to the Legacy Shareholders over time.

As of December 31, 2013, the Trust had not yet been formed. Upon its formation, the Trust will hold certain non-operating assets of PIC consisting primarily of underwriter warrants, trading and investment securities, an insurance policy on the life of the Founder of Paulson Capital (or the proceeds from its sale), and cash and accounts receivable (the "Trust Assets"). Once the Trust Assets are transferred to the Trust, PIC and the Company will have no access or rights to the Trust Assets, but the Trust Assets may be subject to the claims of the Company’s general creditors.

Summary of Liquidating Trust Assets

The following is a summary of the assets as of December 31, 2013 that are proposed to be transferred into the Trust. The assets that are actually transferred into the Trust will be those available on the date of transfer:

December 31, 2013
Assets
Cash	$5,085,341
Receivable from clearing organization	436,691
Notes and other receivables, net of allowances for doubtful accounts of $901,541	353,176
Cash surrender value of life insurance policy	72,389
Investment in PIC(1)	500,000
Trading securities owned, at fair value(2)	3,786,753
Investment securities owned, at fair value(3)	1,122,000
Underwriter warrants, at fair value	634,000
Total Assets	$11,990,350

Liabilities
Accounts payable and accrued liabilities	$250,782
Compensation, employee benefits and payroll taxes	43,310
Total Liabilities	$294,092

Total Net Assets	$11,696,258

(1) Represents the estimated intangible value of the Trust's proportionate equity interest in PIC.

(2) Securities are classified as Level 1 in Note 7 - Fair Value Measurements.

(3) Securities are classified as Level 3 in Note 7 - Fair Value Measurements.

In order to assure the availability of funds to satisfy the payment of indemnification obligations in connection with the Proposed Financing (as defined below), PIC shall deposit $250,000 in a segregated bank account, such funds to remain on deposit for 12 months from the date of release of the Investment Funds (as defined below) from escrow. The Investment Funds will be available to settle any claim by the Investors (as defined below) following release from escrow. In addition, PIC shall pay or set aside a sufficient portion of the Trust Assets or pay directly from the Trust for such period as is required to secure and maintain coverage for a period of two years following the date of release of the Investment Funds from escrow under (A) a policy providing for officers' and directors' liability no less favorable and in no lower amounts as is presently provided, and (B) its existing errors and omissions policy. Such obligation may be satisfied by prepayment or deposit in the segregated bank account.

The Company intends to transfer the $7 million life insurance policy on its Founder and Chairman, Chester L.F. Paulson (or the proceeds from its sale) to the Trust. The monthly premiums are presently $15,315.

The Proposed Financing will cause a change in control under Section 382 of the Internal Revenue Code. As a result, future utilization of our net operating losses may be significantly limited. Notwithstanding this limitation, after consummation of the Proposed Financing such losses are generally available to offset unrecognized taxable gains present at the time of the Proposed Financing. Changes in control after the proposed transaction could further limit the ability to utilize all of our loss carryovers. Federal net operating loss carryforwards of $5.5 million at December 31, 2013 fully expire in 2033. State net operating loss carryforwards of $15.8 million at December 31, 2013, expire from 2014 through 2033. State net capital losses of $4.1 million at December 31, 2013 expire from 2014 to 2017.

Proposed Financing

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5,250,000 (the “Investment Funds”) with DKR Ventures, LLC, a Delaware limited liability company, and Hudson Bay Master Fund Ltd., a Cayman Islands limited partnership (collectively, the “Investors”) in a private placement transaction (the “Proposed Financing”) intended to be exempt from registration under the Securities Act of 1933, as amended, subject to satisfaction of certain conditions.

Under the agreements, the Company will complete the private placement of a Unit consisting of (i) 287,773 shares of Common Stock; (ii) 500,000 shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. Each share of Series A Preferred Stock has a stated value of $0.806974 and a conversion ratio of 2.305640603 per share of Common Stock, subject to adjustment. Each share of Series B Preferred Stock will be convertible into one share of Common Stock and have a stated value of $0.35 per share (the “Stated Value”) and a conversion ratio equal to one share of Common Stock for each share of Series B Preferred Stock outstanding, equal to a purchase price of $0.35 per share of Common Stock, subject to adjustment. The Class A Warrant is exercisable for up to 7,500,000 shares of Series B Preferred Stock at a per share exercise price of $0.80, subject to adjustment, beginning on the date that is six months following the date of issuance and ending on the date that is five years thereafter. The Class B Warrant is exercisable for up to 13,559,407 shares of Series B Preferred Stock. The purchase price of one share of Common Stock underlying the Class B Warrant is deemed to be $0.35, subject to adjustment, without any payment of consideration by the Holder upon exercise. The Class B Warrant is exercisable beginning on the date that is six months following the date of issuance and ending on the date that is two years thereafter.

The Unit is governed by a “most favored nations” provision pursuant to which the Company will be obligated (with certain exceptions) to issue additional Units to the investor(s) in the event the Company issues securities at a per share price less than $0.35 per share of Common Stock (prior to giving effect to any Reverse Split). Additionally, the holder of the Unit has the right to participate in future offerings of securities by the Company for a period of 24 months, and the Company will be required to file a registration statement covering the resale of the securities underlying the Unit within 180 days from the closing of the sale of the Unit.

The Company and DKR Ventures, LLC, the lead investor in the Proposed Financing, entered into an Interest Preservation Letter Agreement, under which the Company and the investor agreed if, within 18 months from the release from escrow of the securities underlying the Units to the purchasers and the purchase price to the Company, the Company consummates an acquisition in which it issues additional securities as payment therefor, which has the effect of causing the Legacy Shareholders to hold, in the aggregate, less than 5.5% of the outstanding capital stock of the Company (the “Target Percentage”), then the Company shall issue to the Legacy Shareholders, for no additional payment, pro rata in proportion to their interests on the Record Date, that number of shares of the Company's Common Stock necessary for the Legacy Holders to hold, collectively, the Target Percentage.

The Investment Funds have been placed in escrow pending satisfaction of certain conditions, including approval by the Company’s shareholders which was obtained at the 2013 Shareholder Meeting. The Proposed Financing is expected to close in March 2014. As of December 31, 2013 and March 18, 2014, the Proposed Financing had not yet closed.

On January 29, 2014, the Company closed the private sale of 500,000 shares of its Common Stock to six accredited investors at a price of $0.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act.

Proposed Increase to the Number of Authorized Shares

At the 2013 Shareholders Meeting, shareholders approved the amendment and restatement of the Company’s Articles of Incorporation to increase the authorized capital stock from 10,000,000 shares of Common Stock, no par value per share, and 500,000 shares of preferred stock, no par value, to 90,000,000 shares of Common Stock, par value $0.0001 per share, and 30,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share. As of December 31, 2013, the Company had 6,093,258 shares of Common Stock issued (including 5,805,485 issued and outstanding, and 287,773 contingently issued upon breaking escrow) and no shares of Preferred Stock issued and outstanding. As of December 31, 2013 and March 18, 2014, the Articles of Incorporation have not yet been amended and restated to change the authorized capital stock.

Under the Company’s 1999 Stock Option Plan, which expired in September 2009, 180,000 shares of Common Stock are reserved for potential future issuance pursuant to the Company’s outstanding options. Pursuant to the Company’s 2013 Equity Incentive Plan as approved by shareholders at the 2013 Shareholders Meeting, the Company has reserved 1,500,000 shares of Common Stock for potential future issuance; options to purchase 300,000 shares have been granted under this plan.

Subsequent to December 31, 2013, the Company closed the private sale of 500,000 shares of its Common Stock to accredited investors at a price of $0.50 per share for gross proceeds of $250,000. As of March 18, 2014, the Company had 6,593,258 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Proposed Reverse Stock Split of Common Stock

At the 2013 Shareholders Meeting, shareholders approved the proposal to grant the Board of Directors the authority to effect a reverse stock split of its Common Stock. The proposal permits, but does not require, the Board of Directors to effect a reverse stock split of the issued and outstanding Common Stock at any time prior to 18 months from the date of approval by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be set within this range at the sole discretion of the Board of Directors. The Board reserves the right to elect to abandon the Reverse Stock Split, including any or all proposed reverse stock split ratios, if it determines, in its sole discretion, that the Reverse Stock Split is no longer in the best interests of the Company and its shareholders.

After any reverse stock split, the Company will continue to be subject to the periodic reporting and other requirements of the Exchange Act.  The Company intends to have its Common Stock continue to be listed on the NASDAQ Capital Market under the symbol “PLCC” subject to any decision of our Board of Directors to list our securities on an alternate stock exchange or any change of name and symbol. To avoid the existence of fractional shares of our Common Stock, the Company will pay cash in lieu of fractional shares.

As of the date of this report, the Board of Directors had not acted to effect a reverse stock split of the Common Stock.

Proposed Change of State of Incorporation

At the 2013 Shareholders Meeting, the shareholders approved a proposal to change the Company’s state of incorporation to Delaware from Oregon (the “Reincorporation”). The Board of Directors of the Company believes that the best interests of the Company and its shareholders will be served by changing the Company’s state of incorporation from Oregon to Delaware. The Reincorporation will cause the Company to be governed by the Delaware General Corporation Law rather than by the Oregon Business Corporation Act. Delaware has historically been a leader in adopting and interpreting comprehensive and flexible corporate laws responsive to the legal and business needs of corporations. Reincorporation of the Company will not, in and of itself, result in any change in the name, business, management, or location of the principal executive offices, assets or liabilities of the Company. As of the date of this report, the reincorporation had not yet been effected.

Classification of the Board of Directors

At the 2013 Shareholders Meeting, the shareholders approved an amendment and restatement of the Articles of Incorporation to classify the Board of Directors into three classes with staggered terms, with one class being elected each year to serve a staggered three-year term. Directors in each class were elected at the 2013 Shareholders Meeting. The directors initially elected in Class I serve until the 2014 Annual Meeting of Shareholders, the directors initially elected in Class II serve until the 2015 Annual Meeting of Shareholders, and the directors initially elected in Class III serve until the 2016 Annual Meeting of Shareholders. Beginning with the election of directors to be held at the 2014 Annual Meeting of Shareholders, and going forward, the class of directors to be elected in such year would be elected for a three-year term, and at each successive Annual Meeting of Shareholders, the class of directors to be elected in such year would be elected for a three-year term, so that the term of office of one class of directors shall expire in each year. As of the date of this report, the Articles of Incorporation had not yet been amended and restated to change the classification of the Board of Directors. Details of the above proposals are contained in the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on October 18, 2013.

Overview

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general conditions in financial markets. Further, past performance is not necessarily indicative of results to be expected in future periods. In our securities brokerage business, the amount of our revenues depends on levels of market activity requiring the services we provide. Our corporate finance activity, which consists of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, is similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation. 2013 was a very good year for initial public offerings, both in the US and internationally. In the United States, the number of IPO's increased by nearly 75% to 222 and the proceeds were approximately $55 billion, which was an increase of approximately 30% over 2012. Global IPO volume increased by almost 50% to 300 offerings, and proceeds increased by 37% to $137 billion from approximately $100 billion in 2012. The outlook for the IPO market in 2014 is very good, as the continued strength in the market indices and global economic recovery has resulted in an increasing number of companies looking to go public. The recent implementation of the JOBS Act has led to increased interest in new offerings, particularly among smaller and development stage companies.

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

A substantial portion of our corporate finance business consists of acting as placement agent for PIPEs and private placements for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities of the issuer similar to those that we offer and sell as placement agent. The warrants have varying terms and conditions, and generally have a five-year expiration date and are subject to a restricted period of six months to one year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold in the offering in which we participated. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

	Year Ended December,
	2013	2012
Commissions	$2,590	$3,767
Corporate finance	7,782	521
Investment loss	(880)	(554)
Trading income	1,248	1,036
Interest and dividends	34	1,280
Gain on sale of assets	-	1,489
Other	60	186
	$10,834	$7,725

In 2013 and 2012, none of our revenue was from foreign sources. During 2013, one customer represented 10% or more of our total revenue. During 2012, no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

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

Corporate Finance

While a substantial portion of our corporate finance business consists of acting as placement agent for PIPEs and private placements for microcap and smallcap companies, we also act as managing underwriter of initial and follow-on public offerings for smaller companies. We underwrite the public offerings on a “firm commitment” basis, which means that we agree to purchase a specific amount of securities from the issuer at a discount and resell the securities to the public at a specified price after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the “SEC”). Managing these public offerings involves the risk of loss if we are unable to resell at a profit the securities we are committed to purchase. This risk is usually reduced by including other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering. We, and the other underwriters, may also sell a portion of our respective commitments through a “selling group” of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter’s commitment. As an underwriter, we are also subject to potential liability under federal and state securities laws if the registration statement or prospectus contains a material misstatement or omission.

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

Between June 1, 1978 and December 31, 2013, we acted as the managing underwriter or co-managing underwriter for 168 public securities offerings, raising approximately $1.2 billion for corporate finance clients. Of these, 95 were initial public offerings. We typically receive 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions.

As a part of our compensation for the underwriting activities, we also typically receive warrants exercisable to purchase securities of the issuer similar to those that we offer and sell as placement agent. The warrants have varying terms and conditions, and generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one year in which we cannot exercise. The exercise price is typically 120% of the price at which the securities are initially sold in the offering in which we participated. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

In 2013, we completed 12 private offerings, raising $29.8 million for 11 different companies. In 2012, we completed one initial public offering in which we raised $2.8 million for Methes Energies International, as well as one private placement.

Investment Income

We hold securities for investment, which are maintained in investment accounts that are segregated from our trading accounts. Our investment portfolio principally consists of securities purchased for investment and underwriter warrants.

From time to time, we make investments as a principal in companies that are, or are expected to be, corporate finance clients. The investment may be as convertible debt in anticipation of a public offering, in which case, if the offering is successful, the principal and interest are either converted to equity or repayable from the offering proceeds. If the offering is not successful, the debt is typically converted to equity. We also make investments in companies that are not anticipating an immediate public offering. In such cases, the investment is typically made in the form of the purchase of restricted equity securities. Typically, these type of investments have ranged from $50,000 to $1.0 million. At December 31, 2013, we held securities of 5 privately held companies in our investment accounts with a fair value of $1.1 million.

Trading Income and Market Making

In addition to executing trades as an agent, we may act as a principal in executing trades in equity securities and corporate debt securities. At December 31, 2013, we did not make a market in any securities, but maintained the ability to make markets should we choose to do so in the future.

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

Regulation

PIC is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. PIC is also registered as a broker-dealer under the laws of all 50 states, Washington, D.C. and Puerto Rico.

PIC is a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers.

The securities business is subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation and examination by state securities commissions in the states in which they are registered

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, FINRA and state regulatory authorities may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

Net Capital Requirements

We are required to maintain minimum “net capital” under the SEC’s net capital rule of not less than 6.67% of our “aggregate indebtedness” or $100,000, whichever is greater. In general, net capital consists of the broker-dealer’s net worth, adjusted by numerous factors specified in the applicable regulations. In particular, the value of securities that can be included in net capital is subject to reduction in fair value or principal amount. The amount of the required reduction, or “haircut,” depends on the nature of the security. As of December 31, 2013, we had net capital of $6.6 million, which exceeded our minimum requirement of $0.5 million by $6.1 million. The ratio of aggregate indebtedness of $7.0 million to net capital of $6.6 million at December 31, 2013, was 1.06 to 1.

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

The securities industry has become more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, the 2008 financial crisis had an unprecedented impact on the financial services industry. Many of the biggest investment banks, including Bear Stearns, and Lehman Bros. no longer exist, and Goldman Sachs and Morgan Stanley have become bank holding companies. These developments resulted in uncertainty in the securities industry that abated somewhat in late 2009. The surviving investment banks have reported inconsistent recent results from their investment banking activities; much of their current revenue and profit growth has come from their other lines of business.

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

Employees

At December 31, 2013, we had 38 employees (of which 37 were full-time). Of these, 14 were executives and support staff and 24 were involved in brokerage activities and compensated primarily on a commission basis.

ITEM 1A.   RISK FACTORS

As a Smaller Reporting Company, information regarding Risk Factors is not required. However, the following risk factor, which is not inclusive of all risks applicable to us, should be considered as part of any investment decision regarding our stock.

Our stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to continually meet the listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On February 24, 2014, we received a deficiency letter from The NASDAQ Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Marketplace Rules, we were provided a compliance period of 180 calendar days, or until August 25, 2014, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we will be granted an additional 180-day compliance period if we comply with The NASDAQ Capital Market's continued listing requirement for market value of publicly held shares and all other applicable listing requirements except the bid price requirement. If we do not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that our securities will be delisted from The NASDAQ Capital Market. At such time, we are entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The Company has signed an 18-month sublease for 4,359 square feet of office space in Portland, Oregon commencing in April 2013; a five-year lease for 5,480 square feet of office space in New York City commencing in June 2013; and a two-year lease for 2,875 square feet of office space in Novato, California commencing in October 2013.

The future minimum payments for each of the next five years and thereafter required for leases were as follows:

As of December 31, 2013
Years ended December 31,
2014	$342,728
2015	272,863
2016	212,124
2017	219,346
2018	92,517
Total	$1,139,578

ITEM 3.    LEGAL PROCEEDINGS

We have been named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions and regulatory matters. Some of these claims have sought substantial compensatory, punitive or indeterminate damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or when investigations and proceedings are in the early stages, we cannot predict with certainty the losses or range of losses related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on our consolidated financial statements, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, and, depending on the outcome and timing of any particular matter, may be material to the operating results for any period depending on the operating results for that period. We have provided loss allowances for such matters when the likelihood of them occurring is probable and the amount can be reasonably estimated. The ultimate resolution may differ materially from the amounts provided. Settlement expense totaled $208,000 and $199,000 in 2013 and 2012, respectively. At December 31, 2013, we had $52,500 accrued for pending legal matters.

ITEM 4.    MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

                  SECURITIES

Stock Prices and Dividends

Our Common Stock trades on the NASDAQ Capital Market under the symbol “PLCC,” but it is not actively traded. The following table sets forth the high and low closing sale prices of our Common Stock for each quarter in the two years ended December 31, 2013.

Year Ended December 31, 2012	High	Low
Quarter 1	$1.29	$0.53
Quarter 2	1.22	0.88
Quarter 3	1.07	0.71
Quarter 4	1.05	0.68

Year Ended December 31, 2013	High	Low
Quarter 1	$0.85	$0.70
Quarter 2	0.82	0.66
Quarter 3	1.90	0.71
Quarter 4*	1.69	0.57

* The Company's Common Stock was suspended from trading on The NASDAQ Capital Market from November 21, 2013 until January 8, 2014 while the Company was subject to a listing review. On February 19, 2014, the NASDAQ Listing Qualifications Panel granted the Company's request for continued listing of our Common Stock on the The NASDAQ Capital Market.

As of December 31, 2013, we had 50 registered shareholders of record and 382 beneficial shareholders.

No dividends were declared or paid in 2013. Net capital requirements may limit our ability to pay future dividends to our shareholders.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Substantially all of our business has historically consisted of the securities brokerage and corporate finance activities of our majority-owned subsidiary, Paulson Investment Company, Inc. (“PIC”), which has operations in four principal categories, all of them in the financial services industry. These categories are:

●	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
●	securities trading from which we record profit or loss, depending on trading results;
●	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and
●	securities brokerage activities for which we earn commission revenues.

During the second quarter of fiscal 2012 ended June 30, 2012, the Company sold substantially all of PIC's retail brokerage business to JHS Capital Advisors, LLC. and PIC is focusing its operations on boutique investment banking.

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through December 31, 2013, we had not purchased any real estate.

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

Global IPO volume increased by almost 50% and proceeds increased by 37% in 2013 compared to 2012, as 300 offerings were completed for proceeds of approximately $137 billion. Much of the increase was due to the strength in the US IPO market, where the number of IPO's rose by nearly 75% to 222. US IPO proceeds rose approximately 30% in 2013 to $55 billion. The outlook for the IPO market in 2014 is very good, as the continued strength in the market indices and global economic recovery has resulted in an increasing number of companies looking to go public. The recent implementation of the JOBS Act has led to increased interest in new offerings, particularly among smaller and development stage companies.

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

Value of Underwriter Warrants and Underwriter Warrants Payable to Employees

We are required to estimate the value of all securities that we hold at the date of any financial statements and to include that value, and changes in such value, in our financial statements. Accordingly, the aggregate fair value of our underwriter warrants is recorded as an asset on the balance sheets. When a new warrant is received, its fair value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as investment income or loss. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period.

We estimate the value of our underwriter warrants using the Black-Scholes Option Pricing Model. The Black-Scholes model requires us to use five inputs including: price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company's warrants based on each company's own historical stock closing prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. For publicly traded companies, as each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Private company underwriter warrant valuations use the volatility index of comparable companies. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the value that has been recorded in our financial statements based on this model. Underwriter warrants payable to employees represent warrants that are held by PIC, but are distributable to employees as compensation at December 31, 2013. At December 31, 2013, the value of underwriter warrants was $5.276 million and underwriter warrants payable to employees was $3.641 million, which were each included as a separate line item on the consolidated balance sheets.

Fair Value of Investments

In addition to our underwriter warrants, we hold other securities, some of which have very limited liquidity and some of which do not have a readily ascertainable fair value. We are required to carry these securities at fair value. The fair value of not readily marketable securities is estimated by management using available information including the following: quoted market prices of similar securities (i.e., unrestricted shares of the same company); price of recent known trades of the same or similar securities; the cost of the security, if recently purchased, adjusted for changes in the financial condition of the issuer; all other information available from review of available documents related to the issuer or discussions with management of the issuer. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. Our estimates regarding the fair value of securities that are not readily marketable are significant estimates and these estimates could change in the near term. At December 31, 2013, the fair value of investments which do not have a readily ascertainable fair value was $1.1 million and was included as a component of trading and investment securities owned on our consolidated balance sheet.

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

Legal Reserves

We record reserves related to legal proceedings resulting from lawsuits and arbitrations, which arise from our business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimant will result in losses to us on certain of these claims. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses to the extent we believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating our liability are the loss and damages sought by the claimant/plaintiff, the merits of the claim, the amount of loss in the client’s account, the possibility of wrongdoing on the part of our employee and/or independent contractor, the total cost of defending the litigation, the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve. After discussion with legal counsel, management, based on its understanding of the facts, accrues what they consider appropriate to reserve against probable loss for certain claims, which is included in the consolidated balance sheets under the caption “accounts payable and accrued expenses.” At December 31, 2013, we had $52,500 accrued for pending legal matters.

Income Taxes

Benefits for uncertain tax positions are recognized when they are considered “more-likely-than-not” to be sustained by the taxing authority. At December 31, 2013, we did not have any unrecognized tax benefits which would have an impact on the effective tax rate if recognized. If we generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our consolidated statements of operations when that occurs.

Stock-Based Compensation

Stock-based compensation for equity awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Our awards typically vest on the date of grant and, accordingly, the expense is recognized on the date of grant. We utilize the Black-Scholes option pricing model for determining the fair value of stock option awards.

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

●	Trading income (loss), which is the gain or loss from trading positions before commissions paid to the representatives in the trading department; and
●	Commissions, which represent amounts earned from our retail securities brokerage activities.

The following table sets forth the changes in our operating results in 2013 compared to 2012 (dollars in thousands):

	Year Ended December 31,		Favorable (Unfavorable)	Percentage
	2013	2012	Change	Change
Revenues:
Commissions	$2,590	$3,767	$(1,177)	(31.2)%
Corporate finance	7,782	521	7,261	1,393.7
Investment loss	(880)	(554)	(326)	(58.8)
Trading income	1,248	1,036	212	20.5
Interest and dividends	34	1,280	(1,246)	(97.3)
Gain on sale of assets	-	1,489	(1,489)	(100.0)
Other	60	186	(126)	(67.7)
Total revenues	10,834	7,725	3,109	40.2

Expenses:
Commissions and salaries	4,983	4,655	(328)	(7.0)
Underwriter warrant commissions	3,863	-	(3,863)	(100.0)
Underwriting expenses	215	182	(33)	(18.1)
Clearing expenses	75	182	107	58.8
Rent	316	288	(28)	(9.7)
Communication and quotation services	113	305	192	63.0
Professional fees	1,134	694	(440)	(63.4)
Travel and entertainment	70	64	(6)	(9.4)
Settlement expense	209	199	(10)	(5.0)
Bad debt expense	359	570	211	37.0
Depreciation and amortization	19	5	(14)	(280.0)
Licenses, taxes and insurance	607	589	(18)	(3.1)
Other	333	388	55	14.2
Total expenses	12,296	8,121	(4,175)	(51.4)
Income attributable to non-controlling interests	63	-	(63)	(100.0)
Loss before income taxes	$(1,525)	$(396)	$(1,129)	(285.1)%

Revenues

The recovery in the global economies, particularly in Europe and the United States, had a positive effect on investor confidence which was reflected in the strong financial markets. For the period from December 31, 2012 to December 31, 2013, the Dow Jones Industrial Average increased by 26.5%, and the NASDAQ Composite Index increased by 38.3%.

Commissions declined 31% in 2013 compared to 2012, primarily due to the sale of substantially all the Company's retail brokerage business to JHS effective April 16, 2012 and the Company's renewed focus on investment banking operations for smaller and emerging companies. As of December 31, 2013, the Company had 24 registered representatives involved in brokerage activities and compensated primarily on a commission basis, which were included in the Company's 38 employees, compared to 4 registered representatives as of December 31, 2012.

Corporate finance income increased by 1,394% as the Company added additional personnel and two new offices to focus on investment banking operations. Corporate finance revenue in 2013 included:

●

Participation in 12 private offerings during the year, in which we raised $29.8 million in gross proceeds for 11 different companies, and earned $1.259 million in underwriting fees as well as the Black-Scholes value of $6.523 million of the underwriter warrants received in connection with the offerings.

Corporate finance revenue in 2012 included:

●

Underwriting fees earned from the initial public offering of Methes Energies International in the fourth quarter of 2012, in which we raised $2.8 million in gross proceeds, as well as the Black-Scholes value of the underwriter warrants received in connection with the offering.

●	Fees earned in relation to an additional private placement of shares in Patron Company, Inc., as well as the value of the underwriter warrants received in connection with the offering.
●	Fees earned performing financial advisory services for corporate financial clients.
●	Revenue related to our participation in closed-end mutual funds.

Investment loss increased in 2013 by 59% over 2012 and included the following (in thousands):

	Year Ended December 31,
	2013	2012
Net unrealized depreciation related to underwriter warrants	$(2,795)	$(148)
Net unrealized depreciation of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(2,074)	(406)
Net realized gain on the sale of securities with quoted market prices and securities that are not readily marketable	3,989	-
	$(880)	$(554)

We exercised one of our underwriter warrant positions, and exercised and sold approximately 10% of another of our underwriter warrant positions in 2013, and did not exercise any underwriter warrants in 2012. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income. During 2013, we incurred significant mark-to-market write-downs in the fair-value estimate of two of our private investments, which more than offset a large realized gain on the sale of another private investment position.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading income increased by $212,000 in 2013 compared to 2012. Trading income was positively affected by the market value of certain securities in which we made a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses increased $4.18 million in 2013 compared to 2012, as described in more detail below.

Commissions and salaries increased $328,000 in 2013 compared to 2012. The Company has added additional personnel and two new offices in 2013 to support its investment banking operations.

Underwriter warrant commissions increased to $3.86 million in 2013 from zero in 2012. During 2013, the Company received warrants as compensation for completing private offerings of securities. A portion of the warrants received are payable to employees as commissions.

Underwriting expenses increased $33,000 in 2013 compared to 2012 as a result of the timing and level of investment banking activity in the respective periods.

Clearing expenses decreased $107,000 in 2013 compared to 2012. The decrease was primarily due to the sale of the Company's retail brokerage operations in April 2012.

Rent expense rose by $28,000 in 2013 compared to 2012 due to the Company adding new offices in New York and California during the year.

Communication and quotation services decreased by $192,000 due to the decline in the number of registered representatives in 2013 compared to 2012.

Professional fees rose by $440,000 in 2013 from 2012 primarily due to costs related to the reorganization of the Company and its PIC subsidiary.

Settlement expense increased $10,000 in 2013 compared to 2012, due to the settlement accruals of additional legal claims in 2013.

Bad debt expense, which is recorded for specific amounts when a receivable becomes impaired, totaled $359,000 in 2013 primarily due to impairment of the final installment due from the sale of one private investment. Bad debt expense in 2012 was $570,000 primarily due to the impairment of one note issued to a former employee, and two notes issued to corporate finance clients.

Licenses, taxes and insurance increased by $18,000 to $607,000 in 2013 from $589,000 in 2012 primarily due to higher insurance costs.

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

We believe our cash and receivables from our clearing organization at December 31, 2013 are sufficient to meet our cash and regulatory net capital needs for at least the next 12-month period from December 31, 2013. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at December 31, 2013.

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

At December 31, 2013, we owned 13 underwriter warrants from 9 issuers, all but 2 of which were exercisable. One of the warrants had an exercise price below the December 31, 2013 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash provided by operating activities totaled $2.778 million in 2013, primarily due to the increase in trading and investment securities owned and other changes in our operating assets and liabilities as discussed in more detail below. In 2012, operating activities used cash of $213,000.

Our net receivable from our clearing organization totaled $445,000 at December 31, 2013, compared to $2.3 million at December 31, 2012. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased by $1.568 million to $1.779 million at December 31, 2013 from $211,000 at December 31, 2012. The increase was primarily due to $1,200,000 in loans issued to the Company’s newest employees.

Other assets in 2013 were $78,000 compared to zero in 2012. These assets represent the capitalized incremental direct costs related to the Proposed Financing.

Cash used by investing activities totaled $130,000 in 2013 compared to cash provided by investing activities of $1.413 million in 2012. In 2013, the Company acquired furniture and equipment for its relocated Portland office and new offices in New York City and Novato, California. In 2012, the cash provided was primarily from the sale of the Company’s retail brokerage operations.

Financing activities provided cash of $3.74 million in 2013. The cash was primarily related to the restructuring of PIC, including $700,000 from a note payable, $1.5 million from an advance from a related party, and $1.5 million from the issuance of preferred stock in PIC. During 2012, financing activities used cash of $1.16 million, with almost the entire amount due to dividends paid to common shareholders as the Company paid two special dividends totaling $0.20 per share to common shareholders during 2012.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2012	$1,548
Receipt of underwriter warrants	6,523
Net unrealized loss on value of warrants	(2,746)
Warrants exercised or expired	(49)
Balance, December 31, 2013	$5,276

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. We repurchased a total of 1,000 shares of our common stock during 2012 at an average price of $1.25 per share for a total of $1,250. Through December 31, 2013, 731,989 shares had been repurchased and, as of December 31, 2013, 68,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 20. of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and Rules 15d-15(f). Under the supervision and with the participation of our management, including our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the Company's executive officers as of March 18, 2014:

Name	Age	Current Position(s) with Company	Employee Since
Trent D. Davis	46	President of Paulson Capital Corp. and CEO of Paulson Investment Company, Inc.	1991

Kellie M. Davis	48	Secretary and Treasurer of Paulson Capital Corp.	1990

Charles L.F. Paulson	60	Chairman of the Board of Paulson Investment Company, Inc.	1974

Lorraine Maxfield	63	Senior Vice President, Corporate Finance, Paulson Investment Company, Inc.	1983

Murray G. Smith	42	Chief Financial Officer of Paulson Capital Corp. and Paulson Investment Company, Inc.	2006

The following table sets forth the Company's directors as of March 18, 2014:

Name	Age	Director Since
Trent D. Davis	46	2013
Charles L.F. Paulson	60	2007
Shannon P. Pratt, D.B.A.	81	1998
Paul F. Shoen	57	1998
Alan P. Timmins	54	2014

The term of office for each director is until the next Annual Meeting of Shareholders or until his successor is duly elected and qualified.

Trent D. Davis joined Paulson Investment Company, Inc. in 1991 in our Operations Department, in 1992 moved to equity trading and, in 1996, was promoted to Senior Vice President, Syndicate/National Sales Department. In 2005, Mr. Davis was promoted to CEO of Paulson Investment Company, Inc. and became President of Paulson Capital Corp. in 2013. He was elected a Director of Paulson Capital Corp. at the 2013 Annual Meeting of Shareholders held on November 8, 2013. Mr. Davis served as a board member and Chairman of the National Investment Banking Association during 2003. Mr. Davis holds a B.S. in Business and Economics from Linfield College and a Master’s Degree in Business Administration from the University of Portland. FINRA Licenses include: Series 7, 24, 63 and 66.

Kellie M. Davis joined Paulson Investment Company, Inc. in 1990 and was named Secretary and Treasurer of Paulson Capital Corp. in 2014. She has served on the Board of Paulson Investment Company, Inc. since 2001 and is currently the Executive Assistant, Director of Human Resources, and strategic liaison for all departments. Kellie has also held positions of Operations Specialist, Director of Public Relations and Investor Relations, Director of Conference and Event Services.  Ms. Davis graduated from Linfield College with a BS in Business. FINRA licenses include: Series 7 and 63.

Lorraine Maxfield joined Paulson Investment Company, Inc. in 1983 as a junior research analyst. In 1993, Ms. Maxfield was promoted to Vice President of Research and, in 1995, was promoted to Senior Vice President of Research. Subsequently, Ms. Maxfield was promoted to Senior Vice President, Corporate Finance. Ms. Maxfield attended the University of Oregon where she earned a B.A. in English and an M.A. in English Education, and later returned to the University of Oregon to earn her Master’s Degree in Business Administration. Ms. Maxfield is also a Chartered Financial Analyst (CFA). FINRA Licenses include: Series 7, 24 and 63.

Murray G. Smith became Chief Financial Officer for Paulson Capital Corp. and Paulson Investment Company, Inc. in 2010. Since 2006, Mr. Smith has managed Paulson Capital Corp.’s Sarbanes-Oxley compliance program. He also consulted on the profit-sharing plan and other compliance and accounting projects. Mr. Smith began his career as an Auditor with Allegheny Teledyne Inc. from 1993 to 1996 and with Arthur Andersen LLP from 1996 to 2000. From 2001 to 2006, Mr. Smith served as the Compensation and Benefits Accounting Controller and Sarbanes-Oxley Compliance Manager for Intel Corporation. In addition, Mr. Smith has worked as Controller of Calypte Biomedical Corp., Sarbanes-Oxley Consultant for AVI BioPharma, Inc., and Chief Financial Officer for Jewett-Cameron Trading Company. Mr. Smith earned a B.A. in Business Administration from the University of Washington. He is a Certified Public Accountant (CPA) and Certified Fraud Examiner (CFE). FINRA Licenses include: Series 7, 27 and 66.

Charles L.F. Paulson was named Chairman of Paulson Investment Company, Inc. in 2010. Mr. Paulson is the eldest son of our Founder and Chairman, Chester L.F. Paulson, and the stepson of Jacqueline M. Paulson. He began his career with Paulson Investment Company in 1974. During this time, he served as the Head Trader and continues to serve as the Senior Vice President of Proprietary Trading. His duties include overseeing trading of the firm’s investment accounts and advising senior management on market dynamics and trends that may affect or impact the value of its holdings. Mr. Paulson has served as a member of Paulson Investment Company, Inc.’s Board of Directors since 1994 and Paulson Capital Corp.’s Board of Directors since 2007. We believe that this experience makes Mr. Paulson a valuable Board member. FINRA Licenses include: Series 7, 24, 55 and 63.

Shannon P. Pratt, D.B.A. has been the Chairman and CEO of Shannon Pratt Valuations, Inc., a business valuation and financial advisory services firm, since January 2004. From 1995 to 2005, Dr. Pratt was Managing Owner of Business Valuation Resources. Dr. Pratt is a Lifetime Member Emeritus of the Business Valuation Committee of the American Society of Appraisers. He is also a Lifetime Member Emeritus of the Valuation Advisory Committee of The ESOP Association. Dr. Pratt has received the prestigious Magna Cum Laude award of the National Association of Certified Valuation Analysts for service to the business valuation profession, and he is also the first life member of the Institute of Business Appraisers. Dr. Pratt is a member and a past President of the Portland Society of Financial Analysts, the recipient of the 2002 Distinguished Achievement Award, a member of the Association for Corporate Growth and a past trustee of The Appraisal Foundation. Dr. Pratt holds a Doctor of Business Administration (D.B.A.) from Indiana University with a major in Finance and is also a Chartered Financial Analyst (CFA). Broadly published, he has either authored or co-authored ten books on the subject of business valuation, as well as many other articles, newsletters and papers. Based on the above, we believe that Dr. Pratt brings valuable experience in business valuations and financial analysis to our Board.

Paul F. Shoen is a private investor and also founded and has served as the Chairman of Pantechnicon Aviation, Ltd., a company that buys and sells aircraft, since 1995. Although he is no longer associated with them, over a 15-year period, Mr. Shoen served as a member of various Boards of Directors at the parent and subsidiary levels of Amerco, Inc., including the operational, real estate and insurance companies. He also served in various executive capacities within Amerco, including President and Vice-President of U-Haul International. Mr. Shoen attended College of the Holy Cross where he earned a B.A. in Psychology. He has also taken graduate-level business courses at the University of Chicago. Mr. Shoen is the Director of the Paul F. Shoen Foundation, a charitable organization. We believe that Mr. Shoen’s experience on other company boards and as a private investor is valuable to our Board.

Alan P. Timmins has served as vice president for financial affairs at the University of Portland since 2011. He is the former president and chief operating officer of AVI BioPharma, Inc., now known as Sarepta Therapeutics, Inc. ("AVI"). Mr. Timmins began working for AVI, a pioneering medical research company, in 1992 and was the company's first chief financial officer and executive vice president before serving as president and chief operating officer from 2000 to 2008. Before his career with AVI, he worked as an auditor with Price Waterhouse, now known as PricewaterhouseCoopers. He earned an MBA from Stanford University, and holds an undergraduate degree from the University of Portland. In 2009, he was named one of the "Significant 75" alumni of the University of Portland's Pamplin School of Business Administration. Mr. Timmins is a Certified Public Accountant (inactive). We believe his experience and financial background make him a valuable Board member.

Family Relationships

There are no family relationships between our officers and directors other than the following:

●	Trent D. Davis and Kellie M. Davis are husband and wife;
●

Charles L.F. Paulson is the son of Chester L.F. Paulson, the Company’s former Chairman, President and Chief Executive Officer, the brother-in-law of Trent D. Davis; and the stepbrother of Kellie M. Davis.

●	Murray G. Smith is the brother of Kellie M. Davis and the brother-in-law of Trent D. Davis.
●	Trent D. Davis is the son-in-law of Chester L.F. Paulson.
●	Kellie M. Davis is the stepdaughter of Chester L.F. Paulson.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of events that are material to an evaluation of their ability or integrity during the past 10 years, including:

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

Committees of the Board of Directors

The Board of Directors held 8 meetings during the year ended December 31, 2013. During 2013, no director attended fewer than 75% of the meetings of the Board of Directors and any committees of which the director was a member. Although we do not maintain a formal policy regarding director attendance at our annual meeting of shareholders, members of the Board of Directors are encouraged to attend. All of the members of the Board of Directors attended our 2013 annual meeting of shareholders.

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Audit Committee.  During 2013, our Audit Committee originally consisted of Mr. Steve Kleemann, Dr. Pratt (Chair) and Mr. Shoen. Mr. Kleemann passed away in July 2013. On December 16, 2013, Dr. Denis Burger was named to fill the vacancy on the Audit Committee. Dr. Burger resigned on January 22, 2014, and Alan P. Timmins was named to the Committee.

The Audit Committee reviews and makes recommendations to the Board of Directors concerning our internal accounting procedures, reviews and consults with our independent accountants on the accounting principles and auditing practices used for our financial statements and makes recommendations to the Board of Directors concerning the engagement of independent accountants and the scope of the audit to be undertaken by the accountants. The Board of Directors has determined that all members of our Audit Committee are independent under the rules of the Nasdaq Capital Market. The Audit Committee held one meeting during 2013. The Audit Committee Charter is available on our website at www.paulsoninvestment.com.

Compensation Committee.  During 2013, our Compensation Committee originally consisted of Mr. Kleemann, Dr. Pratt (Chair) and Mr. Shoen. Mr. Kleemann passed away in July 2013. On December 16, 2013, Dr. Denis Burger was named to fill the vacancy on the Compensation Committee. Dr. Burger subsequently resigned on January 22, 2014, and Alan P. Timmins was named to the Committee.

The Compensation Committee is primarily responsible for reviewing the compensation of our executive officers, including the Chief Executive Officer, and for administering our stock option plan. The Board of Directors has determined that all members of our Compensation Committee are independent under the rules of the Nasdaq Capital Market. The Compensation Committee held one meeting during 2013. The Compensation Committee does not have a charter.

Nominating and Governance Committee. During 2013, our Nominating and Governance Committee originally consisted of Mr. Kleemann, Dr. Pratt (Chair) and Mr. Shoen. Mr. Kleemann passed away in July 2013 and has not been replaced. The Nominating and Governance Committee is responsible for i) nominating and recommending nominees for the Board of Directors and submitting the names of such nominees to the full Board of Directors for their approval; ii) evaluating the composition, size and governance of the Board of Directors and its committees and making recommendations regarding future planning and appointment of directors to the committees; and iii) establishing a policy for considering shareholder nominees for election to our Board of Directors. The Board of Directors has determined that all members of our Nominating and Governance Committee are independent under the rules of The NASDAQ Capital Market. The Nominating and Governance Committee held two meetings during 2013. The Nominating and Governance Committee Charter is available on our website at www.paulsoninvestment.com.

Audit Committee Financial Expert

Our Board of Directors has determined that Shannon Pratt is the “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Pratt is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200 9a) (15).

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

Our Board of Directors has adopted procedures by which shareholders may recommend nominees to the Board of Directors. The Committee will consider any director candidate recommended by shareholders on the same basis as it considers other director candidates. Shareholders may also submit a letter and relevant information about the candidate to the Secretary at Paulson Capital Corp., 1331 NW Lovejoy Street, Suite 720, Portland, Oregon 97209.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, all directors, executive officer and persons who own more than 10% of our common stock complied with the requirements of Section 16(a), except for Forms 4 for the following grants made pursuant to the Company’s 2013 Equity Inventive Plan, which are inadvertently late: Steven H. Kleemann (grant of 45,445 stock options); Charles L.F. Paulson (grant of 46,683 stock options); Paul F. Shoen (grant of 30,445 stock options); Shannon P. Pratt (grant of 30,445 stock options); Trent D. Davis (grant of 33,267 stock options); and Murray G. Smith (grant of 11,089 stock options).

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compen- sation ($)		Total ($)
Chester L.F. Paulson	2013	$108,310	$159,000	$-	$553	$2,000	(2)	$269,863
Former Chairman, President	2012	114,000	-	-	478	12,000	(2)	126,478
and CEO of Paulson Capital Corp. (Former "PEO")(3)	2011	114,000	-	-	11,536	15,041		140,577

Trent D. Davis	2013	207,668	134,000	14,518	18,651	-		374,837
President of	2012	72,000	50,000	-	35,658	-		157,658
Paulson Capital Corp. (Current “PEO”) (3)	2011	60,000	-	-	151,293	9,901		221,194

Murray G. Smith	2013	190,480	35,000	4,839	-	-		230,319
CFO of Paulson Capital	2012	135,480	11,290	-	-	-		146,770
Corp. and Paulson Investment Company, Inc.	2011	135,480	-	-	-	-		135,480

(1)	Represents commissions earned pursuant to performance-based compensation arrangements.
(2)	Mr. Chester L.F. Paulson received an auto allowance of $2,000 and $12,000 in 2013 and 2012, respectively.
(3)	Mr. Chester L.F. Paulson resigned as a director and from the offices of Chairman, President and Chief Executive Officer on December 16, 2013. Mr. Paulson was replaced as President by Trent D. Davis.

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

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our non-Executive Officer Directors in fiscal 2013 ended December 31, 2013.

Name of Director	Fees earned or paid in cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
Chester L.F. Paulson(1) (4)	$-	$-	$-	$-	$-		$-

Charles L.F. Paulson(1)	-	20,372	-	-	-		20,372

Steve H. Kleemann(3) (5)	11,250	19,832	-	-	-		31,082

Shannon Pratt, D.B.A.(3)	15,000	13,286	-	-	6,500	(2)	34,786

Paul F. Shoen(3)	15,000	13,286	-	-	-		28,286

Denis Burger (6)	-	-	-	-	-		-

(1)	Mr. Chester L.F. Paulson and Mr. Charles L.F. Paulson have never received any additional compensation for their service on the Board of Directors.
(2)	Dr. Pratt received $6,500 during 2013 for his assistance as a “financial expert.”
(3)	The Directors receive $3,750 per quarter for serving as a director.
(4)	Mr. Chester L.F. Paulson resigned from the Board of Directors on December 16, 2013.
(5)	Mr. Kleemann passed away on July 27, 2013.
(6)	Dr. Burger was named a Director on December 16, 2013 and resigned on January 22, 2014.

Employment Agreements

None of the named executive officers are covered by formal employment agreements.

Termination of Employment and Change-In-Control Agreements

None of the named executive officers are covered by formal agreements to provide special compensation or benefits upon termination of employment or a change-in-control.

Equity Awards during Fiscal 2013

The following options were granted to officers, directors and employees during the fiscal year 2013 ended December 31, 2013.

Number of Options Granted	Option Exercise Price ($/Sh.)	Option Expiration Date

300,000	$0.76	06/19/23

Outstanding Equity Awards at December 31, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($/Sh.)	Option Expiration Date

Chester L.F. Paulson	-	-	-

Trent D. Davis	15,000	$1.13	06/30/16
	33,267	0.76	06/19/23

Murray G. Smith	11,069	$0.76	06/19/23

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	480,000	$0.90	-

Equity compensation plans not approved by shareholders	-	-	-
Total	480,000	$0.90	-

(1) Includes our 1999 Stock Option Plan, which expired in September 2009, and the 2013 Equity Incentive Plan approved by shareholders at the Annual Meeting of Shareholders held on November 8, 2013.

The following table sets forth, as of March 18, 2014, certain information furnished to us with respect to beneficial ownership of our common stock of (i) each director; (ii) the “named executive officers” (as defined under “Executive Compensation”); (iii) all persons known by us to be beneficial owners of more than 5% of our common stock; and (iv) all current executive officers and directors as a group. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the Common Stock owned by them. Unless otherwise indicated, the address of each holder is 1331 N.W. Lovejoy Street, Suite 720, Portland, OR 97209.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Shares Outstanding
Chester L.F. and Jacqueline M. Paulson (3)	1,260,514	19.1%
Steve H. Kleemann	759,645	11.4%
Charles L.F. Paulson (5)	655,274	9.8%
Erick J.C. Paulson (5)	639,102	9.6%
Kellie M. Davis (5)	633,094	9.5%
Barry Honig (4)	397,151	6.0%
Shannon P. Pratt, D.B.A.	151,499	2.3%
Paul F. Shoen	87,326	1.3%
Trent D. Davis	48,267	*
Murray G. Smith	28,089	*
Alan Timmins	-	*

All current executive officers and directors as a group (7 persons)	1,603,549	23.5%

*Less than one percent

(1)

Applicable percentage of ownership is based on 6,593,258 shares of common stock outstanding as of March 18, 2014 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares.

(2)	Includes options exercisable or exercisable within 60 days of March 18, 2014 as follows:

Chester L.F. and Jacqueline M. Paulson	-
Steve H. Kleemann	70,445
Trent D. Davis	48,267
Charles L.F. Paulson	85,017
Erick J.C. Paulson	62,837
Kellie M. Davis	62,837
Barry Honig	-
Paul F. Shoen	55,445
Shannon P. Pratt, D.B.A.	30,445
Murray G. Smith	11,089
Alan Timmins	-

All current executive officers and directors as a group	293,100

(3)	Includes 1,140,514 shares held by the Paulson Family LLC. Mr. Chester L.F. Paulson resigned as a director and from the offices of Chairman, President and Chief Executive Officer on December 16, 2013.
(4)	Represents shares held directly by Barry Honig and DKR Ventures, LLC of which he is the sole member.
(5)	Represents shares held as a member of the Paulson Family LLC and options as detailed in Note 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of Dr. Pratt and Messrs. Shoen and Timmins are “independent directors” under Nasdaq Stock Market Marketplace Rule 5605(b)(1). The Board of Directors has also determined that each member of the three committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by NASDAQ and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Exchange Act related to audit committee member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Peterson Sullivan LLP served as our independent registered public accountants for the fiscal years ended December 31, 2013 and December 31, 2012. We utilize the services of Grant Thornton LLP for our tax services.

Principal Accounting Firm Fees

We paid the following fees for services performed by Peterson Sullivan LLP in 2013 and 2012:

	2013	% Pre- approved by Audit Committee	2012	% Pre- approved by Audit Committee
Audit Fees(1)	$78,454	100%	$77,739	100%
Audit Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
	$78,454		$77,739

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

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 18, 1989).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 18, 2007).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed August 29, 2013).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed August 29, 2013).
10.1	Office Lease renewal for the period from June 1, 1997 to May 31, 2001, dated as of May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended June 30, 1997).
10.2	Amendment 1 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2001).
10.3	Amendment 2 to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2008).
10.4	Amendment 3, dated September 21, 2010, to Office Lease dated as of May 6, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010).
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

10.12**	Lease between Hamilton Marin, LLC and Paulson Investment Company, Inc. dated September 20, 2013.
10.13	Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 29, 2013).
10.14	Class A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 29, 2013).
10.15	Class B Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K/A filed August 29, 2013).
10.16	Escrow Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K/A filed August 29, 2013).
10.17	Interest Preservation Letter Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K/A filed August 29, 2013).
10.18	Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Form 8-K/A filed August 29, 2013).
10.19*	2013 Equity Incentive Plan (incorporated by reference to Appendix E to Definitive Proxy Statement on Schedule 14A filed October 18, 2013)
21	Subsidiaries of Paulson Capital Corp. (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2008).

23.1	Consent of Peterson Sullivan LLP
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2014:

PAULSON CAPITAL CORP.
(Registrant)

By	/s/ Trent D. Davis
Trent D. Davis
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2014.

SIGNATURE	TITLE

President, Director
/s/ Trent D. Davis	(Principal Executive Officer)
Trent D. Davis

/s/ Murray G. Smith	Chief Financial Officer
Murray G. Smith	(Principal Financial Officer)

/s/ Paul F. Shoen	Chairman of the Board, Director
Paul F. Shoen

/s/ Charles L.F. Paulson	Director
Charles L.F. Paulson

/s/ Shannon P. Pratt	Director
Shannon P. Pratt

/s/ Alan P. Timmins	Director
Alan P. Timmins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Paulson Capital Corp.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Paulson Capital Corp. and Subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of Paulson Capital Corp. and Subsidiaries listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paulson Capital Corp. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 18, 2014

Paulson Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Cash	$6,728,680	$337,136
Receivable from clearing organization	445,113	2,252,965
Notes and other receivables, net of allowances for doubtful accounts of $901,541 and $847,796	1,778,936	210,536
Income taxes receivable	-	43,834
Trading and investment securities owned, at fair value	4,908,753	8,500,488
Underwriter warrants, at fair value	5,276,000	1,548,000
Prepaid and deferred expenses	472,016	437,440
Other assets	78,467	-
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $66,041 and $155,519	111,180	9,644
Total Assets	$19,799,145	$13,340,043

Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$540,771	$302,252
Payable to clearing organization	-	74,062
Compensation, employee benefits and payroll taxes	363,665	84,885
Underwriter warrants payable to employees, at fair value	3,641,035	-
Deferred revenue	-	59,523
Notes payable	700,000	-
Advances from related parties	1,521,781	-
Total Liabilities	6,767,252	520,722

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized; none issued	-	-
Common stock, no par value; 10,000,000 shares authorized; shares issued and outstanding: 5,805,485 and 5,766,985	2,338,216	2,163,711
Retained earnings	9,130,287	10,655,610
Total Paulson Capital Corp. Shareholders' Equity	11,468,503	12,819,321
Non-controlling interest in consolidated entities	1,563,390	-
Total Shareholders' Equity	13,031,893	12,819,321
Total Liabilities and Shareholders' Equity	$19,799,145	$13,340,043

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2013	2012
Revenues
Commissions	$2,590,103	$3,766,723
Corporate finance	7,782,336	521,107
Investment loss	(880,166)	(554,453)
Trading income	1,248,122	1,035,343
Interest and dividends	33,966	1,280,289
Gain on sale of assets	-	1,489,251
Other	59,762	186,331
	10,834,123	7,724,591

Expenses
Commissions and salaries	4,983,267	4,655,084
Underwriter warrant commissions	3,863,035	-
Underwriting expenses	214,896	182,405
Clearing expenses	74,666	182,082
Rent	315,722	287,527
Communication and quotation services	112,742	304,811
Professional fees	1,133,567	693,928
Travel and entertainment	69,972	64,167
Settlement expense	208,500	198,917
Bad debt expense	359,058	569,928
Depreciation and amortization	18,910	5,370
Licenses, taxes and insurance	607,356	588,521
Interest	23,028	-
Loss on asset disposition	9,256	-
Other	302,081	387,660
	12,296,056	8,120,400

Loss before income taxes	(1,461,933)	(395,809)

Income tax expense (benefit):
Current	-	-
Deferred	-	-
	-	-

Net loss	$(1,461,933)	$(395,809)
Income attributable to non-controlling interests	(63,390)	-

Net loss attributable to Paulson Capital Corp. common shareholders	(1,525,323)	(395,809)

Basic and diluted net loss per share attributed to Legacy Shareholders	$(0.32)	$(0.07)
Basic net income per share attributed to Non-Legacy Shareholders	$0.06	-
Diluted net income per share attributed to Non-Legacy Shareholders	$0.01	-

Shares used in basic and diluted per share calculations:
Basic and diluted net loss per share attributed to Legacy Shareholders	5,776,033	5,767,212
Basic net income per share attributed to Non-Legacy Shareholders	5,805,485	-
Diluted net income per share attributed to Non-Legacy Shareholders	22,353,614	-

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2013 and 2012

	Paulson Capital Corp. Shareholders’ Equity
	Common Stock		Retained	Total Shareholders'	Non-controlling	Total Shareholders'
	Shares	Amount	Earnings	Equity	Interest	Equity
Balance at December 31, 2011	5,767,985	2,163,941	12,205,836	14,369,777	-	14,369,777

Redemption of common stock	(1,000)	(230)	(1,020)	(1,250)	-	(1,250)
Dividends paid to common shareholders	-	-	(1,153,397)	(1,153,397)	-	(1,153,397)
Net loss	-	-	(395,809)	(395,809)	-	(395,809)
Balance at December 31, 2012	5,766,985	2,163,711	10,655,610	12,819,321	-	12,819,321

Stock option grant	-	131,000	-	131,000	-	131,000
Exercise of common stock options	38,500	43,505	-	43,505	-	43,505
Investment by non-controlling interest in consolidated entities	-	-	-	-	1,500,000	1,500,000
Net income (loss)	-	-	(1,525,323)	(1,525,323)	63,390	(1,461,933)
Balance at December 31, 2013	5,805,485	2,338,216	9,130,287	11,468,503	1,563,390	13,031,893

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,461,933)	$(395,809)
Adjustments to reconcile net loss to net cash flows from operating activities:
Receipt of underwriter warrants	(6,523,000)	(301,000)
Unrealized depreciation/expiration of underwriter warrants	2,795,000	148,000
Stock-based compensation	131,000	-
Receipt of securities from investing activities	-	(1,415,416)
Depreciation and amortization	18,910	5,370
Bad debt expense	359,058	569,928
Loss on asset disposition	9,256	702
Gain on sale of assets	-	(1,489,252)
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	1,733,790	2,966,047
Notes and other receivables	(2,036,794)	(63,674)
Income taxes receivable	43,834	(32,999)
Trading and investment securities owned	3,591,735	623,796
Prepaid and deferred expenses	(34,576)	106,547
Other assets	(78,467)	-
Deferred revenue	(59,523)	(170,067)
Accounts payable, accrued liabilities and compensation payables	539,080	(408,642)
Trading securities sold, not yet purchased	-	(356,705)
Underwriter warrants payable to employees	3,641,035	-
Net cash provided by (used in) operating activities	2,668,405	(213,174)

Cash flows from investing activities:
Additions to furniture and equipment	(129,702)	(800)
Proceeds from sale of fixed assets	-	250
Proceeds from sale of assets	109,336	1,413,505
Net cash provided by (used in) investing activities	(20,366)	1,412,955

Cash flows from financing activities:
Proceeds from note payable	700,000	-
Proceeds from advance from related party	1,500,000	-
Proceeds from issuance of non-controlling interest in consolidated entity	1,500,000	-
Proceeds from stock option exercise	43,505	-
Redemption of common stock	-	(1,250)
Dividends paid to common shareholders	-	(1,153,397)
Net cash provided by (used in) financing activities	3,743,505	(1,154,647)

Increase in cash	6,391,544	45,134

Cash:
Beginning of year	337,136	292,002

End of year	$6,728,680	$337,136

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$7,000	$(26,000)
Receivable from sale of assets	$-	$109,336
Cash paid during the period for interest	$-	$-

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Paulson Capital Corp. is a holding company whose majority owned subsidiary, Paulson Investment Company, Inc., is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority (“FINRA”). We provide broker-dealer services in securities on both an agency and a principal basis to our customers who are introduced to RBC Correspondent Services, a division of RBC Capital Markets Corporation, our clearing organization, on a fully disclosed basis. We also act as the managing underwriter, placement agent or participating selling group member of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies. We conduct business throughout the United States.

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

We also have a 100% owned subsidiary, Paulson Capital Properties, LLC, for the purpose of purchasing, improving and remarketing undervalued real estate. Through December 31, 2013, we had not purchased any real estate.

During the second quarter of fiscal 2012 ended June 30, 2012, we sold substantially all of our retail brokerage business to JHS Capital Advisors, LLC and are focusing operations on boutique investment banking. (See Note 3)

Note 4 describes a transaction that, if completed and approved by FINRA, will impact the organization.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Paulson Capital Corp. and its wholly owned subsidiary Paulson Capital Properties, LLC and its majority owned subsidiary, Paulson Investment Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Notes and Other Receivables

Receivables are reviewed on a regular and continual basis by our management and, if events or changes in circumstances cause us to doubt the collectability of the contractual payments, a receivable will be assessed for impairment. The Company considers a receivable to be impaired when, based on upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable agreement. When we determine collection to be doubtful, an allowance for doubtful amounts receivable is recorded and the receivable is placed on a nonperforming (nonaccrual) status. Payments received on nonaccrual receivables are applied first to reduce the outstanding interest, and are then applied to the receivable unless we determine impairment is likely in which case payments are applied to the outstanding receivable balance (cost recovery method).

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

Fair Value of Trading and Investment Securities Owned

Our trading and investment securities owned consist of both marketable securities and not readily marketable securities and are recorded at fair value. Changes in the value of these securities are reflected currently in our results of operations as a component of investment income. See also Notes 7 and 8.

Fair Value of Underwriter Warrants and Underwriter Warrants Payable to Employees

We are required to estimate the value of all securities that we hold at the date of the financial statements and to include that value, and changes in such value, in the financial statements. Accordingly, the aggregate fair value of our underwriter warrants is recorded as an asset on our balance sheet. When a new warrant is received, its fair value is included in corporate finance revenue on the date on which it is earned. Subsequently, any change in fair value is recorded as investment income or loss in the period incurred. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period. Underwriter warrants payable to employees represent warrants that are held by PIC, but are distributable to employees as compensation.

Fair Value of Financial Instruments

Substantially all of our financial instruments are carried at fair value or amounts that approximate fair value. The carrying amounts reflected in the financial statements for cash, receivables and payables approximate their respective fair values due to the short-term nature of these items. The fair value of certain long-term notes receivable from employees approximate the carrying value of the receivable due to the employment nature of the receivable. The fair values of securities owned and trading securities sold, not yet purchased, are equal to the carrying value. Changes in the fair value of these securities are reflected currently in our results of operations. The fair value of debt approximates carrying value due to the short term and convertible nature of the obligations. Other than those separately disclosed in Note 7, our remaining financial instruments are generally short-term in nature and their carrying values approximate fair value.

Furniture and Equipment

Depreciation of furniture and equipment is generally computed using the straight-line method over their estimated useful lives (typically 3 or 5 years). Leasehold improvements are amortized over the lesser of their estimated useful life or the remaining lives of their related leases.

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

Earnings Per Share

The Company presents earnings per share for two classifications of Common Stock. The “Legacy Shareholder” classification includes those shareholders of record on October 11, 2013 (the “Record Date”), and reflects the results for the year-to-date up to and including the Record Date, as well as the results after the Record Date of the Trust Assets (as described below in Note 5), in which the Legacy Shareholders have a beneficial interest. The “Non-Legacy Shareholder” classification includes those who were not shareholders on the Record Date, but purchased shares thereafter, and only reflects the operating results of the Company after the Record Date, excluding the results on the Trust Assets for which they do not have a beneficial interest.

We computed basic earnings per common share using net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the year. We computed diluted earnings per common share using net income available to common stockholders and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the year.

Potentially dilutive common shares from other instruments are determined by applying the treasury stock method to the assumed exercise of outstanding stock options. Potentially dilutive common shares are determined by applying the if-converted method.

Stock-Based Compensation

Stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We utilize the Black-Scholes option pricing model for determining the fair value of awards. See also Note 11.

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

At December 31, 2013 and 2012, the receivable from RBC CS was comprised of $8,000 and $5,000, respectively, in commissions receivable and $437,000 and $2.2 million, respectively, in deposits to facilitate principal trading activity.

At December 31, 2012, the payable to RBC CS was comprised entirely of amounts used to finance principal trading activity.

NOTE 3 - DIVESTITURE OF BROKERAGE OPERATIONS

In the first quarter of 2012, we reached an agreement with JHS Capital Advisors, LLC (“JHS”) to sell substantially all of our retail brokerage operations, including many of our branch and nonbranch offices as well as registered personnel (employees and independent contractors), to JHS. The sale closed on April 16, 2012. In consideration of the sale, we were to be paid approximately $1,653,247 net of certain deductions for compensation expenses. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the 12-month period ended at that time. The final purchase price was $1,522,841. During the year ended December 31, 2012, we received a total of $1,413,505. During the year ended December 31, 2013, the final installment of $109,336 was received.

NOTE 4 - RESTRUCTURE OF PAULSON INVESTMENT COMPANY, INC.

The Company is in the process of restructuring the business involving the broker-dealer license held by the Company’s subsidiary, Paulson Investment Company, Inc. (“PIC”). The restructuring, which is subject to approval by the Financial Industry Regulatory Authority (FINRA), is contemplated to result in PIC being ultimately owned by management of PIC and outside investors.

During the first quarter of fiscal 2013, PIC received a $1,500,000 loan from a related-party investor pursuant to a convertible promissory note bearing 5% simple interest which is due on January 13, 2016. The note is convertible, subject to FINRA approval, into preferred stock of PIC, representing approximately 35% ownership interest in PIC on a fully diluted basis. The noteholder agreed the note would stop accruing interest after April 30, 2013.

During the second quarter of fiscal 2013, PIC issued 215,438 shares of series B preferred stock for $1,500,000. The series B preferred stock is afforded no conversion or voting rights. Upon a liquidation event, the shareholder would be given a liquidation preference equal to 15.79%.

During the fourth quarter of fiscal 2013, PIC received a $700,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest which is due on July 1, 2014. The note is convertible into 11.6% of the equity of PIC upon the earlier (i) all necessary FINRA and NASDAQ approvals and (ii) July 1, 2014.

NOTE 5 – PROPOSED CORPORATE REORGANIZATION

a)	Proposed Financing

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5,250,000 (the “Investment Funds”) with DKR Ventures, LLC, a Delaware limited liability company, and Hudson Bay Master Fund Ltd., a Cayman Islands limited partnership (collectively, the “Investors”), in a private placement transaction (the “Proposed Financing”) intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), subject to satisfaction of certain conditions.

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

On January 29, 2014, the Company closed the private sale of 500,000 shares of its Common Stock to six accredited investors at a price of $0.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D promulgated under the Securities Act.

b)	Formation of Liquidating Trust

In connection with the Proposed Financing, the Board of Directors of the Company has also approved the formation of a trust (the "Trust") for the benefit of shareholders of the Company as of the record date of October 11, 2013 (the “Record Date”). The Trust, if and when formed, will hold certain non-operating assets of PIC (the “Trust Assets”). Common shareholders of record (the “Legacy Shareholders”) will be given non-transferable beneficial interests in the Trust in proportion to their pro rata ownership interest in our Common Stock as of the Record Date. It is expected the assets in the Trust will be liquidated and distributed to the Legacy Shareholders over time.

c)	Proposed Changes to the Articles of Incorporation

At the 2013 Annual Meeting of Shareholders held on November 8, 2013 (the “2013 Shareholders Meeting”), the shareholders approved a proposal to change the Company’s state of incorporation to Delaware from Oregon (the “Reincorporation”). As of the date of this report, the reincorporation of the Company had not been effected.

At the 2013 Shareholders Meeting, shareholders also approved the amendment and restatement of the Company’s Articles of Incorporation to increase the authorized capital stock from 10,000,000 shares of Common Stock, no par value per share, and 500,000 shares of preferred stock, no par value, to 90,000,000 shares of Common Stock, par value $0.0001 per share, and 30,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share. As of the date of this report, the Articles of Incorporation had not been amended and restated to change the authorized capital stock.

d)	Proposed Reverse Stock Split of Common Stock

At the 2013 Shareholders Meeting, shareholders approved the proposal to grant the Board of Directors the authority to effect a reverse stock split of its Common Stock. The proposal permits, but does not require, the Board of Directors to effect a reverse stock split of the issued and outstanding Common Stock at any time prior to 18 months from the date of approval by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be set within this range at the sole discretion of the Board of Directors. The Board reserves the right to elect to abandon the Reverse Stock Split, including any or all proposed reverse stock split ratios, if it determines, in its sole discretion, that the Reverse Stock Split is no longer in the best interests of the Company and its shareholders. As of the date of this report, the Board of Directors had not acted to effect a reverse stock split of the Common Stock.

NOTE 6 - NOTES AND OTHER RECEIVABLES

Notes and other receivables generally are stated at their outstanding unpaid principal balance. Interest income on receivables is recognized on an accrual basis.

Notes and other receivables consisted of the following (in thousands):

	December 31,
	2013	2012
Employees	$1,958	$620
Corporate finance	66	316
Other	656	123
	2,680	1,059
Allowance for doubtful accounts	(901)	(848)
Total	$1,779	$211

Employee receivables include several promissory notes issued to new employees totaling approximately $1.2 million that are payable in three years and bear 1% interest. These notes will be forgiven if the employees meet certain performance milestones and are still employed by the Company at the end of the three-year term. Other employee receivables relate to advances and expenses in excess of commission earnings and investment losses charged to our current and former employees and registered representatives. Corporate finance receivables are unsecured and principally relate to bridge loans and other short-term advances to corporate finance clients. Other receivables primarily consist of the final installment due from the sale of one private investment.

Impaired Receivables

The following is a summary of the Company's impaired receivables as of December 31, 2013:

	Recorded Receivable	Unpaid Balance	Related Allowance	# of Receivables	Average Recorded Receivable	Interest Income Recognized
Employees	$601,541	$601,541	$601,541	6	$100,257	$-
Other	643,176	643,176	300,000	1	643,176	-

Total	$1,244,717	$1,244,717	$901,541	7	$177,817	$-

The following is a summary of the Company's impaired receivables as of December 31, 2012:

	Recorded Receivable	Unpaid Balance	Related Allowance	# of Receivables	Average Recorded Receivable	Interest Income Recognized
Employees	$590,141	$590,141	$567,169	6	$98,357	$3,094
Corporate finance	280,627	280,627	280,627	2	140,313	24,454

Total	$870,768	$870,768	$847,796	8	$108,846	$27,548

Allowance for Doubtful Accounts

Allowance for receivables from employees principally consists of uncollectible unsecured forgivable promissory notes to registered representatives that are forgiven over a specific period, typically 5 years, if the borrower remains an employee of the Company and meets certain performance criteria. Any amounts remaining under the note become due immediately when the individual either leaves the Company voluntarily or is terminated. Amounts from corporate finance clients principally consist of bridge loans and other advances to underwriting clients.

The following is a summary of the Company's allowance for doubtful accounts for the years ended December 31, 2012 and 2013:

Allowance for doubtful accounts as of December 31, 2011	$387,853
Bad debt expense in fiscal 2012	569,928
Direct write-off against allowance in fiscal 2012	(109,985)
Allowance for doubtful accounts as of December 31, 2012	$847,796
Bad debt expense in fiscal 2013	359,058
Direct write-off against allowance in fiscal 2013	(305,313)
Allowance for doubtful accounts as of December 31, 2013	$901,541

NOTE 7 – FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

●	Level 1 – unadjusted quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	December 31,
	2013		2012
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,720	Level 1	$3,463	Level 1
Corporate equities, not readily marketable	1,122	Level 3	4,878	Level 3
Corporate options/warrants, marketable	67	Level 1	159	Level 1
Underwriter warrants	5,276	Level 3	1,548	Level 3
Underwriter warrants payable to employees	(3,641)	Level 3	-	Level 3

 Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants Payable to Employees	Not Readily Marketable Investment Securities
Balance, December 31, 2011	$1,395	$-	$3,857
Fair value of securities received included as a component of corporate finance income	301	-	27
Conversion of corporate finance client note receivable to equity investment	-	-	1,389
Net unrealized loss, included as a component of investment loss related to securities held at December 31, 2012	(148)	-	(395)
Balance, December 31, 2012	$1,548	-	$4,878
Fair value of securities received included as a component of corporate finance income	6,523	-	-
Fair value of securities received included as a component of compensation expense	-	(3,641)	-
Investment in privately held company	-	-	200
Sale of investment in privately held company	-	-	(5,629)
Net unrealized gain (loss), included as a component of investment loss related to securities held at December 31, 2013	(2,746)	-	1,673
Underwriter warrants exercised or expired included as a component of investment income	(49)	-	-
Balance, December 31, 2013	$5,276	$(3,641)	$1,122

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

Valuation of Underwriter Warrants and Underwriter Warrants Payable to Employees

We estimate the fair value of underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one year in which the warrants cannot be exercised. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. For publicly traded companies, as each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Private company underwriter warrant valuations use the volatility index of comparable companies. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the fair value that has been recorded in the financial statements based on this model. Underwriter warrants payable to employees represent warrants that are held by the Company, but are distributable to employees as compensation at December 31, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
	(in thousands)			Minimum	Maximum
Investments in privately held companies	$1,122	Market approach; Asset approach	Discount rate for lack of liquidity	13.0%	20.0%	15.3%
Underwriter warrants	5,276
Underwriter warrants payable to employees	(3,641)	Black-Scholes Option Pricing Model	Volatility index of comparable companies	66.7%	99.5%	76.5%
	$2,757

NOTE 8 - TRADING AND INVESTMENT SECURITIES OWNED

Certain information regarding our trading and investment securities owned was as follows (in thousands):

	December 31, 2013		December 31, 2012
Fair Value:	Trading Securities	Invest- ment Securities	Trading Securities	Invest- ment Securities
Corporate equities	$3,720	$1,122	$3,465	$4,876
Corporate options/warrants	37	30	159	-
	$3,757	$1,152	$3,624	$4,876

The cost basis for our investment securities was $2,615,000 and $4,811,000 as December 31, 2013 and 2012, respectively.

NOTE 9 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment are stated at cost and consisted of the following (in thousands):

	December 31,
	2013	2012
Furniture and equipment	$160	$133
Leasehold improvements	17	32
	177	165
Less accumulated depreciation and amortization	(66)	(155)
	$111	$10

NOTE 10 - INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

Year Ended December 31,
	2013	2012
Current tax expense (benefit):

Federal	$-	$-
State and local	-	-
	-	-
Deferred tax expense (benefit):

Federal	-	-
State and local	-	-
	-	-
	$-	$-

Income tax expense (benefit) for each year varies from the amount computed by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012
Income tax benefit at statutory federal tax rate	$(497)	$(135)
State and local taxes, net of federal tax effect	-	(10)
Permanent differences – employee stock options, officer life insurance and other	63	67
Change in valuation allowance on net deferred tax asset	434	17
Expiration of state tax credit carryforward	-	5
State capital loss rate and true-up	-	56
Other, net	-	-
	$-	$-

The deferred income tax asset (liability) consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred revenue	$-	$23
Furniture and equipment	23	23
Allowance for doubtful accounts	353	333
Federal net operating loss carryforward	1,859	2,108
State net operating loss carryforwards and credits	751	880
State net capital loss carryforwards	171	238
Compensation and benefits	52	31
Unrealized loss on securities	158	-
Deferred rent	27	-
Charitable contribution carryforwards and other	-	23
	3,394	3,659
Valuation allowance	(3,342)	(3,000)
	52	659

Prepaid expenses	(42)	(27)
Unrealized appreciation on securities	-	(622)
Basis difference in non-consolidating entity	(10)	(10)
	$-	$-

We recorded an increase to our valuation allowance for 2013 and 2012 of $342,170 and $17,188, respectively, based upon management’s assessment that it is more likely than not that no portion of the deferred tax assets will be fully realized. The Company generated taxable income during the 2013 tax year and will utilize available net operating losses carried forward from prior years to offset the amount of income. The Company still has a substantial amount of federal and state net operating loss carryforwards, as well as state capital loss carryforwards. The recognition of taxable income during the period is seen as an outlier due to realized tax gains on sale of investment securities in excess of amounts recorded for financial reporting purposes. The realization of any deferred tax assets is dependent on having future taxable income. If we generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of the valuation allowance, could change in a future period and we could record a substantial gain on our statement of operations when that occurs.

Federal net operating loss carryforwards of $5.5 million at December 31, 2013 fully expire in 2033. State net operating loss carryforwards of $15.8 million at December 31, 2013, expire from 2014 through 2033. State net capital losses of $4.1 million at December 31, 2013 expire from 2014 to 2017.

The future utilization of net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

As of December 31, 2013, we had no uncertain tax positions and as such, did not have any reserves for uncertain tax positions.

We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 31, 2009. Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 31, 2009 tax years. The tax years which remain open to examination in the U.S., our only major taxing jurisdiction, are 2009 through 2013.

NOTE 11 - STOCK-BASED COMPENSATION PLANS

1999 Stock Option Plan

Our 1999 Stock Option Plan (the “1999 Plan”) reserves 1.0 million shares of our common stock for issuance upon exercise of options granted under the 1999 Plan. The 1999 Plan expired in September 2009, and, accordingly, there were no options available for grant at December 31, 2013. At December 31, 2013, 180,000 shares of our common stock were reserved for issuance related to the 1999 Plan.

2013 Equity Incentive Plan

Our 2013 Equity Incentive Plan (the “2013 Plan”) reserves 1.5 million shares of our common stock for issuance of equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board of Directors granted 300,000 stock options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date.

Activity under the 1999 Plan and 2013 Plan for the two most recent fiscal years was as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated
Options outstanding at December 31, 2011	406,000	$1.13	4.5	$0
Options granted	-	-
Options exercised	-	-
Options expired / forfeited	(187,500)	1.13
Options outstanding at December 31, 2012	218,500	$1.13	3.5	$0
Options granted	300,000	0.76
Options exercised	(38,500)	1.13
Options expired / forfeited	-	-
Options outstanding at December 31, 2013	480,000	$0.90	6.9	$75,000

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.76	300,000	9.5	$0.76	300,000	$0.76
$1.13	180,000	2.5	$1.13	180,000	$1.13

	480,000	6.9	$0.90	480,000	$0.90

We did not record any income tax benefits for stock-based compensation arrangements for the year ended December 31, 2013 or 2012, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

We estimate the fair value of stock options using the Black-Scholes option pricing model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Our options are fully vested upon the date of grant. Accordingly, we recognize the related stock-based compensation expense on the grant date as a component of commissions and salaries on our consolidated statements of operations. Stock-based compensation totaled $131,000 and $0 in 2013 and 2012, respectively.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,	2013
Risk-free interest rate	1.24%
Dividend yield	0.0%
Expected lives (years)	5.0
Volatility	69.16%
Discount for post vesting restrictions	0.0%

No options were granted during 2012.

The risk-free rate used is based on the U.S. Treasury yield over the expected life of the options granted. Expected lives were estimated using the simplified method, which considers the vesting term and original contract term. The expected volatility is calculated based on the historical volatility of our common stock.

Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation plan was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Weighted average grant-date per share fair value of share options granted	$0.43	$—
Total intrinsic value of share options exercised	$12.6	—
Cash received from options exercised	$43.5	—
Tax deduction realized related to stock options exercised	$—	—

As of December 31, 2013, there was no unrecognized stock-based compensation.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Net income (loss) used in earnings per share calculations for December 31,	2013
Net loss attributed to Legacy Shareholders	$(1,847,991)
Net income attributed to Non-Legacy Shareholders	322,668
Net income (loss)	$(1,525,323)

Legacy Shareholder basic earnings per share is the same as diluted earnings per share for the years ended December 31, 2013 and 2012 since we were in a loss position in both years.

Non-Legacy Shareholder earnings per share after the Record Date included 16,477,003 contingently issuable common shares in the calculation of diluted earnings per common share that were held in escrow pending the subsequent closing of a financing transaction. The contingently issuable common shares are described in Note 5. Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

Non-Legacy Shareholder earnings per share for December 31,	2013
Shares used for basic net income per share	5,805,485
Effect of dilutive stock options	71,126
Effect of contingently issuable common shares	16,477,003
Shares used for diluted net income per share	22,353,615

Stock options not included in diluted net income per share because their effect would have been antidilutive	180,000

NOTE 13 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

We lease office space under the terms of various non-cancellable operating leases. The Company signed an 18-month sublease for office space in Portland, Oregon commencing in April 2013; a five-year lease for New York City office space commencing in June 2013; and a two-year lease for office space in Novato, California commencing in October 2013.

The future minimum payments for each of the next five years required for leases were as follows:

As of December 31, 2013
Years ended December 31,
2014	$342,728
2015	272,863
2016	212,124
2017	219,346
2018	92,517
Total	$1,139,578

Legal

We have been named by individuals in certain legal actions, some of which claim state and federal securities law violations and claim principal and punitive damages. Included in the financial statements is an accrual of $52,500 for pending settlements near and subsequent to our year-end. As preliminary hearings and discovery in the remaining cases are not complete, it is not possible to assess the degree of liability, the probability of an unfavorable outcome or the impact on our financial statements, if any. Our management denies the charges in the remaining legal actions and is vigorously defending against them. No provision for any liability that may result from the remaining contingencies has been made in the financial statements.

Guarantees

There are no guarantees made by the Company that may result in a loss or future obligations as of December 31, 2013.

NOTE 14 - NET CAPITAL REQUIREMENT

We are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital (as defined) of 6 2/3% of total aggregate indebtedness or $100,000, whichever is greater. At December 31, 2013, the required minimum net capital was $464,011. At December 31, 2013, we had net capital of $6,584,250, which was $6,120,239 in excess of our required net capital of $464,011. In addition, we are not allowed to have a ratio of aggregate indebtedness to net capital in excess of 15 to 1. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. Our net capital ratio was 1.06 to 1 at December 31, 2013.

NOTE 15 - SHARE REPURCHASE PLAN

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. During 2013 and 2012, we repurchased a total of 0 and 1000 shares for $1,250, respectively, and, at December 31, 2013, 68,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

NOTE 16 - CONCENTRATION OF RISK AND GEOGRAPHIC INFORMATION

Our trading and investment securities owned include investments in the common stock and warrants of the following companies, which represent more than 10% of trading and investment securities owned at December 31, 2013 and 2012 (dollars in thousands):

As at December 31, 2013	Investment at Fair Value	Percentage of Total
Charles & Colvard, Ltd.	$3,607	73.4%
Yamhill Valley Vineyards	525	10.6%

	$4,132	84.0%

As at December 31, 2012	Investment at Fair Value	Percentage of Total
Company
Charles & Colvard, Ltd.	$2,989	35.2%
Patron Company, Inc.	1,477	17.4%
Shiftwise	2,400	28.2%
	$6,866	80.8%

Warrants from one company represented 87.1% of the total underwriting warrants owned as of December 31, 2013.

We received 80.2% of our commissions revenue from three investment banking clients, and 89.4% of our revenue from underwriting, including warrants received, from one investment banking client during 2013.

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

NOTE 17 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and 2012, we paid approximately $127,000 and $57,000, respectively, of legal costs on behalf of our officers, employees and independent contractors.

In January 2013, PIC received a $1,500,000 loan from a related party investor pursuant to a convertible promissory note bearing 5% simple interest which is due on January 13, 2016. The note is convertible, subject to FINRA approval, into preferred stock of PIC, representing approximately 35% ownership interest in PIC on a fully diluted basis. The noteholder agreed the note would stop accruing interest after April 30, 2013.

NOTE 18 - DEFERRED REVENUE

Deferred revenue consists of amounts received related to our clearing firm agreement. Other income in both 2013 and 2012 included $60,000 and $170,000, respectively, in amortization of deferred revenue.

NOTE 19 – DIVIDENDS

During 2012, we paid two special cash dividends to our common shareholders. In March 2012, the Board of Directors approved a special cash dividend of $0.05 per common share payable April 16, 2012 to shareholders of record April 4, 2012. In December 2012, the Board approved a special cash dividend of $0.15 per share payable December 28, 2012 to shareholders of record December 14, 2012.

In connection with the Proposed Financing described in Note 5, the Board approved the formation of the Trust (as defined in Note 5) for the benefit of shareholders as of the Record Date (as defined in Note 5). The Trust, if and when formed, will hold certain Trust Assets (as defined in Note 5) which are expected to be liquidated and distributed to the Legacy Shareholders (as defined in Note 5) over time. As of March 18, 2014, the Trust had not yet been formed, nor had any distributions been made.

NOTE 20 - NEW ACCOUNTING GUIDANCE

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

NOTE 21 – SUBSEQUENT EVENTS

On January 29, 2014, the Company closed the private sale of 500,000 shares of its Common Stock to six accredited investors at a price of $0.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D promulgated under the Securities Act.

Paulson Capital Corp. and Subsidiaries

SUPPLEMENTARY SCHEDULE OF WARRANTS OWNED

As of December 31, 2013

Description	Number of Warrants	Date Exercisable	Exercise Price per Warrant	Expiration Date
BioCurex, Inc. (units)	108,000	01/19/11	6.00	01/19/15
BioDirection, Inc. (units)	9,439	03/21/14	8.00	03/21/18
CytoDyn Inc. (common)	4,860,092	10/23/13	0.75	10/23/20
ICOP Digital (units)	6,500	06/01/10	55.20	06/01/14
Manhattan Bridge Capital, Inc. (common)	20,000	12/28/10	2.50	12/28/15
Methes Energies International Ltd. (units)	42,000	10/12/13	6.00	10/12/17
Methes Energies International Ltd. (PIPE) (units)	10,410	2/19/14	4.20	02/19/18
Patron Company (units)	112,500	4/30/11	1.20	04/30/18
Patron Company (units)	47,500	7/18/11	1.20	07/18/18
Patron Company (units)	6,500	7/29/11	1.20	07/29/18
Patron Company (units)	24,887	12/31/12	1.50	12/31/19
S&W Seed (units)	94,500	05/03/11	13.20	05/03/15
Vanguard Energy (units)	427,500	11/14/12	1.20	11/14/16