Form 10-Q
period 2014-03-31
PAULSON CAPITAL (DELAWARE) CORP.
filed 2014-05-15
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 000-18188

 __________________________

PAULSON CAPITAL (DELAWARE) CORP.

(Exact name of registrant as specified in its charter)

Delaware	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 NW Lovejoy Street, Suite 720, Portland, Oregon	97209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-243-6000

PAULSON CAPITAL CORP.
(Former name, former address and former fiscal year, if changed since last report)

____________________

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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value	7,793,258
(Class)	(Outstanding at May 15, 2014)

PAULSON CAPITAL (DELAWARE) CORP. AND SUBSIDIARIES

FORM 10-Q

Paulson Capital (Delaware) Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash	$5,768,819	$6,728,680
Receivable from clearing organization	446,129	445,113
Notes and other receivables, net of allowances for doubtful accounts of $901,541 and $901,541	1,879,556	1,778,936
Trading and investment securities owned, at fair value	4,799,574	4,908,753
Underwriter warrants, at fair value	3,823,000	5,276,000
Prepaid and deferred expenses	781,029	472,016
Other assets	286,710	78,467
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $75,383 and $66,041	107,355	111,180
Total Assets	$17,892,172	$19,799,145
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$590,964	$540,771
Payable to clearing organization	1,263	-
Compensation, employee benefits and payroll taxes	464,287	363,665
Underwriter warrants payable to employees, at fair value	2,526,837	3,641,035
Notes payable	716,781	700,000
Advances from related parties	1,521,781	1,521,781
Total Liabilities	5,821,913	6,767,252
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 90,000,000 shares authorized; shares issued and outstanding: 7,325,485 and 5,805,485	3,465,416	2,338,216
Retained earnings	6,860,448	9,130,287
Total Shareholders' Equity	10,325,864	11,468,503
Non-controlling interest in consolidated entities	1,744,395	1,563,390
Total Equity	12,070,259	13,031,893
Total Liabilities and Shareholders' Equity	$17,892,172	$19,799,145

See accompanying Notes to Consolidated Financial Statements

Paulson Capital (Delaware) Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues
Commissions	$1,735,687	$198,071
Corporate Finance	308,465	88,191
Investment income	14,664	724,346
Trading income (loss)	(1,551,526)	188,742
Interest and dividends	8,931	6,449
Other	-	44,881
	516,221	1,250,680

Expenses
Commissions and salaries	2,791,619	602,195
Underwriter warrant commissions	(1,114,198)	-
Underwriting expenses	17,286	22,333
Clearing expenses	24,335	18,954
Rent and utilities	94,311	50,956
Communication and quotation services	29,666	25,342
Professional fees	389,570	335,079
Travel and entertainment	33,506	13,088
Depreciation and amortization	9,342	743
Licenses, taxes and insurance	175,469	183,469
Interest	17,618	15,616
Other	128,031	223,296
	2,596,555	1,491,071

Loss before income taxes	(2,080,334)	(240,391)

Income tax expense:
Current	8,500	-
Deferred	-	-
	8,500	-

Net loss	(2,088,834)	(240,391)
Income attributable to non-controlling interests	181,004	-

Net loss attributable to Paulson Capital (Delaware) Corp. common stockholders	$(2,269,838)	$(240,391)

Basic and diluted net loss per share attributed to Legacy Shareholders	$(0.56)	$(0.04)
Basic net income per share attributed to Non-Legacy Shareholders	$0.15	$-
Diluted net income per share attributed to Non-Legacy Shareholders	$0.04	$-

Shares used in per share calculations:
Basic and diluted net loss per share attributed to Legacy Shareholders	5,805,485	5,766,985
Basic net income per share attributed to Non-Legacy Shareholders	6,285,929	-
Diluted net income per share attributed to Non-Legacy Shareholders	21,845,449	-

See accompanying Notes to Consolidated Financial Statements

Paulson Capital (Delaware) Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,088,834)	$(240,391)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Underwriter warrants owed to employees	(1,114,198)	-
Unrealized (appreciation) depreciation/expiration of underwriter warrants	1,453,000	(601,000)
Stock-based compensation	877,200	-
Depreciation and amortization	9,342	743
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	247	(42,853)
Notes and other receivables	(100,620)	(819,605)
Income taxes receivable	-	7,000
Trading and investment securities owned	109,179	74,000
Prepaid and deferred expenses	(309,013)	(19,034)
Other assets	(208,243)	-
Deferred revenue	-	(44,642)
Accounts payable, accrued liabilities and compensation payables	167,596	300,853
Trading securities sold, not yet purchased	-	47,295
Net cash used in operating activities	(1,204,344)	(1,337,634)

Cash flows from investing activities:
Additions to furniture and equipment	(5,517)	(12,845)
Net cash used in investing activities	(5,517)	(12,845)

Cash flows from financing activities:
Proceeds from related party advance	-	1,500,000
Proceeds from issuance of common stock	250,000	-
Net cash provided by financing activities	250,000	1,500,000

Increase (decrease) in cash	(959,861)	149,521

Cash:
Beginning of period	6,728,680	337,136

End of period	$5,768,819	$486,657

Supplemental cash flow information:
Cash received (paid) during the period for income taxes, net	$(8,500)	$7,000
Cash paid during the period for interest	$-	$-

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL (DELAWARE) CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital (Delaware) Corp. and its majority-owned subsidiary, Paulson Investment Company, Inc., its wholly owned subsidiary, VBI Acquisition Corp., and its wholly owned subsidiary, Paulson Capital Properties, LLC, included herein as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2013 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Change of State of Incorporation and Articles of Incorporation

Effective March 20, 2014 (the “Effective Date”), the Company changed its state of incorporation from the State of Oregon to the State of Delaware. The reincorporation was pursuant to an Agreement and Plan of Merger dated March 20, 2014 approved by shareholders at the 2013 Annual Meeting held on November 8, 2013. Under the Plan, each issued and outstanding share of common stock, no par value, of the predecessor entity, Paulson Capital Corp. (“Paulson Oregon”) was automatically converted into one share of Paulson Capital (Delaware) Corp. (“Paulson Delaware”), a Delaware Corporation’s common stock, $0.0001 par value. Each share of Paulson Oregon’s preferred stock, no par value, issued and outstanding was automatically converted into one share of Paulson Delaware’s preferred stock, $0.0001 par value. Any options, warrants, or other securities of Paulson Oregon shall be enforced against Paulson Delaware to the same extent as if such options, warrants or other securities had been issued by Paulson Delaware. As a result of the Reincorporation, the Company is now Paulson Delaware, its name is “Paulson Capital (Delaware) Corp.” and Paulson Oregon no longer exists. The directors and officers of Paulson Oregon continue to be the directors and officers of the Company, and the Company continues to operate the business of Paulson Oregon as it existed immediately prior to the Reincorporation.

Prior to the Effective Date, the rights of Paulson Oregon’s shareholders were governed by the Oregon Business Corporation Act (the “OBCA”), Paulson Oregon’s Articles of Incorporation and its Amended and Restated Bylaws. As a result of the Reincorporation, holders of Paulson Oregon’s common stock and preferred stock are now holders of the Common Stock and the Preferred Stock, respectively, and their rights as shareholders are now governed by the Delaware General Corporation Law and the following documents: (i) Paulson Delaware’s Certificate of Incorporation (the “Certificate of Incorporation”); (ii) Paulson Delaware’s Bylaws (the “Bylaws”); and (iii) Paulson Delaware’s Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”).

In accordance with Rule 12g-3 of the Securities and Exchange Act of 1934, the shares of Common Stock of Paulson Delaware were deemed to be registered under Section 12(b) of the Exchange Act as the successor to Paulson Oregon. The Common Stock continues to be listed on The NASDAQ Capital Market under the symbol “PLCC.”

Note 3. Earnings Per Share

The Company presents earnings per share for two classifications of Common Stock. The “Legacy Shareholder” classification includes shareholders of record on October 11, 2013 (the “Record Date”), and reflects the combined results for the year-to-date up to the Record Date, as well as the results after the Record Date of the Trust Assets (as described below in Note 9) in which the Legacy Shareholders have a beneficial interest. The “Non-Legacy Shareholder” classification includes those who were not shareholders on the Record Date, but purchased shares thereafter, and only reflects the operating results of the Company after the Record Date, excluding the results on the Trust Assets for which they do not have a beneficial interest.

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

Net income (loss) used in earnings per share calculations for March 31,	2014
Net loss attributed to Legacy Shareholders	$(3,235,155)
Net income attributed to Non-Legacy Shareholders	965,317
Net loss	$(2,269,838)

Legacy Shareholder basic earnings per share is the same as diluted earnings per share for the periods ended March 31, 2014 and 2013 since we were in a loss position in both years.

Non-Legacy Shareholder earnings per share after the Record Date included 15,524,586 contingently issuable common shares in the calculation of diluted earnings per common share that were held in escrow pending the subsequent closing of a financing transaction. The contingently issuable common shares are described in Note 5. Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income per share:

Non-Legacy Shareholder earnings per share for March 31,	2014
Shares used for basic net income per share	6,285,929
Effect of dilutive stock options	34,934
Effect of contingently issuable common shares	15,524,586
Shares used for diluted net income per share	21,845,449

Stock options not included in diluted net income per share because their effect would have been antidilutive	180,000

Note 4. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

●	Level 1 – unadjusted quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$4,044	Level 1	$3,720	Level 1
Corporate equities, not readily marketable	717	Level 3	1,122	Level 3
Corporate options/warrants, marketable	39	Level 1	67	Level 1
Underwriter warrants	3,823	Level 3	5,276	Level 3
Underwriter warrants payable to employees	(2,527)	Level 3	(3,641)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants Payable to Employees	Not Readily Marketable Investment Securities
Balance, December 31, 2013	$5,276	$(3,641)	$1,122
Sale of investment in privately held company	-	-	(205)
Reclassification of investment from Level 3 to Level 1 *	-	-	(200)
Net unrealized gain (loss), included as a component of investment income related to securities held at March 31, 2014	(1,453)	1,114	-
Balance, March 31, 2014	$3,823	$(2,527)	$717

* On February 7, 2014, one of our Level 3 investments consummated a merger where a quoted price became available on an active market, and we reclassified it to a Level 1 investment.

	Underwriter Warrants	Underwriter Warrants Payable to Employees	Not Readily Marketable Investment Securities
Balance, December 31, 2012	$1,548	$-	$4,878
Fair value of underwriter warrants received included as a component of corporate finance income	-	-	-
Investment in privately-held company	-	-	-
Net unrealized gain (loss), included as a component of investment loss related to securities held	693	-	(20)
Underwriter warrants exercised or expired included as a component of investment income	(92)	-	-
Balance, March 31, 2013	$2,149	$-	$4,858

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

Valuation of Underwriter Warrants and Underwriter Warrants Payable to Employees

We estimate the fair value of underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which the warrants cannot be exercised. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. For publicly traded companies, as each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Private company underwriter warrant valuations use the volatility index of comparable companies. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the fair value that has been recorded in the financial statements based on this model. Underwriter warrants payable to employees represent warrants that are held by the Company, but are distributable to employees as compensation at periods ended March 31, 2014 and December 31, 2013.

There were no changes to our valuation methods or techniques during the first quarter of 2014 or 2013.

The following table is a quantitative disclosure about the significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range		Weighted Average
				Minimum	Maximum
Investments in privately-held companies	$717	Market approach; Asset approach	Discount rate for lack of liquidity	13.0%	20.0%	15.3%
Underwriter warrants	3,823
Underwriter warrants payable to employees*	(2,527)	Black-Scholes Option Pricing Model	Volatility index of comparable companies	61.2%	92.6%	78.4%
	$2,013

* Negative number reflects a reduction in the fair value of warrants payable to employees for the quarter ended March 31, 2014 and is recorded as a contra entry to underwriter warrant commissions.

Note 5. Stockholders' Equity

Comprehensive Income

The Company did not have any transactions that generated comprehensive income during the first quarter of fiscal 2014 or during the fiscal year ended December 31, 2013.

Private Placement of Common Stock

On January 29, 2014, the Company closed the private sale of 500,000 shares of its Common Stock (the “Shares”) to six accredited investors at a price of $0.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act.

Repurchase of Common Stock

There were no common shares repurchased during the quarter of 2014.

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In addition, in June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. Through March 31, 2014, 731,989 shares had been repurchased and, as of March 31, 2014, 68,011 shares remained available for repurchase. These repurchase programs do not have an expiration date.

Common Shares in Escrow

As described in Note 9, the Company issued and placed 287,773 shares of common stock in escrow on July 25, 2013. These shares are not considered officially outstanding until they are released from the escrow.

2013 Equity Incentive Plan

Our 2013 Equity Incentive Plan (the “2013 Plan”) authorizes that 1.5 million shares common stock be reserved for issuance of equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board of Directors granted 300,000 stock options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, pursuant to the adoption of the 2013 Plan by the Company’s shareholders. On March 19, 2014, the Board of Directors granted 1,020,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date.

Note 6. New Accounting Guidance

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

Note 7. Change in Preferred Stock Designation

On June 19, 2013, the Company’s Board of Directors authorized the creation of Series A Preferred Stock. On July 18, 2013, the Company filed a Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of Oregon. Upon the reincorporation of the Company in Delaware from Oregon effective March 20, 2014, each share of Paulson Oregon’s preferred stock, no par value, issued and outstanding was automatically converted into one share of Paulson Delaware’s preferred stock, $0.0001 par value.

Note 8. Restructure of Paulson Investment Company, Inc.

The Company is in the process of restructuring the business involving the broker-dealer license held by the Company’s subsidiary, Paulson Investment Company, Inc. (“PIC”). The restructuring, which is subject to approval by the Financial Industry Regulatory Authority (“FINRA”), is contemplated to result in PIC ultimately being owned by management of PIC and outside investors.

During the first quarter of fiscal 2013, PIC received a $1,500,000 loan from a related-party investor pursuant to a convertible promissory note bearing 5% simple interest which is due on January 13, 2016. The note holder agreed the note would stop accruing interest after April 30, 2013. The note was amended and restated in the second quarter of 2014. The amended and restated note is mandatorily convertible into equity of PIC on the date that is 10 business days after the expiration of the 30-day waiting period following submission by PIC to FINRA of the Form CMA seeking approval for the issuance of securities of PIC upon conversion of the amended and restated note, but in no event earlier than the closing date of the proposed merger between the Company and Variation Biotechnologies (US), Inc. ("VBI").  The amended and restated note contemplates that PIC will be converted into a limited liability company (the "Converted Entity") prior to conversion of the amended and restated note. Upon the creation of the Converted Entity, all of the outstanding principal and interest under the amended and restated note shall be converted into a 35% membership interest in the Converted Entity.

During the second quarter of fiscal 2013, PIC issued 215,438 shares of series B preferred stock for $1,500,000. The series B preferred stock is afforded no conversion or voting rights. Upon a liquidation event, the shareholder would be given a liquidation preference equal to 15.79%. During the second quarter of 2014, the holder of the series B preferred stock and PIC entered into a securities exchange agreement providing that, on the date that is 10 business days after the expiration of the 30-day waiting period following submission by PIC to FINRA of the Form CMA seeking approval for the issuance of membership interests in the Converted Entity, but in no event earlier than the closing date of the proposed merger between PLCC and VBI, all shares of series B preferred stock shall be exchanged for a 12.5% membership interest in the Converted Entity.

During the fourth quarter of fiscal 2013, PIC received a $700,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest, with a maturity date of July 1, 2014. During the second quarter of 2014, the note was amended and restated to extend the maturity date to December 31, 2014 and increase the interest rate to 10% per annum from after July 2, 2014. The outstanding principal under the amended and restated note is mandatorily convertible into an 11.6% equity interest in PIC (or other entity, if PIC is not a corporation at the time of conversion) on the date that is 10 business days after the expiration of the 30-day waiting period following submission by PIC to FINRA of the Form CMA seeking approval for the issuance of securities of PIC upon conversion of the amended and restated note, but in no event earlier than the closing date of the proposed merger between PLCC and VBI.  At the time of conversion, accrued interest will be payable either in cash or additional equity.

Note 9. Corporate Reorganization

The Board of Directors of the Company has determined that a change of direction is in the best interest of shareholders. Therefore, in 2013, the Company entered into a series of related transactions to execute a corporate reorganization. These transactions include the following:

a)     PIPE Financings

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5,250,000 (the “Investment Funds”) with DKR Ventures, LLC, a Delaware limited liability company, and Hudson Bay Master Fund Ltd., a Cayman Islands limited partnership (collectively, the “Investors”). The investment was made in a private placement transaction (the “2013 PIPE Financing”) intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), subject to satisfaction of certain conditions.

Under the agreements, the Company will complete the private placement of a Unit consisting of (i) 287,773 shares of Common Stock; (ii) 500,000 shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. Each share of Series A Preferred Stock has a stated value of $0.806974 and a conversion ratio of 2.305640603 per share of Common Stock, subject to adjustment. Each share of Series B Preferred Stock will be convertible into one share of Common Stock and have a stated value of $0.35 per share and a conversion ratio equal to one share of Common Stock for each share of Series B Preferred Stock outstanding, equal to a purchase price of $0.35 per share of Common Stock, subject to adjustment. The Class A Warrant is exercisable for up to 7,500,000 shares of Series B Preferred Stock at a per share exercise price of $0.80, subject to adjustment, beginning on the date that is six months following the date of issuance and ending on the date that is five years thereafter. The Class B Warrant is exercisable for up to 13,559,407 shares of Series B Preferred Stock. The purchase price of one share of Common Stock underlying the Class B Warrant is deemed to be $0.35, subject to adjustment, without any payment of consideration by the Holder upon exercise. The Class B Warrant is exercisable beginning on the date that is six months following the date of issuance and ending on the date that is two years thereafter. As of the date of this report, the 2013 PIPE Financing had not closed, and the Investment Funds remained in escrow.

On January 29, 2014, the Company closed the private sale of 500,000 shares of its Common Stock (the “2014 PIPE Financing”) to six accredited investors at a price of $0.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D promulgated under the Securities Act.

b)     Formation of Liquidating Trust

In connection with the 2013 PIPE Financing, the Board of Directors of the Company approved the formation of a trust (the "Trust") for the benefit of shareholders of the Company as of the record date of October 11, 2013 (the “Record Date”). The Trust, if and when formed, will hold certain non-operating assets of PIC (the “Trust Assets”). Common shareholders of record (the “Legacy Shareholders”) will be given non-transferable beneficial interests in the Trust in proportion to their pro rata ownership interest in our Common Stock as of the Record Date. It is expected the assets in the Trust will be liquidated and distributed to the Legacy Shareholders over time.

c)     Changes to the Articles of Incorporation

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

The Reincorporation and the amendment and restatement of the Company’s Articles of Incorporation were effective March 20, 2014.

d)     Proposed Reverse Stock Split of Common Stock

At the 2013 Shareholders Meeting, shareholders approved the proposal to grant the Board of Directors the authority to effect a reverse stock split of its Common Stock. The proposal permits, but does not require, the Board of Directors to effect a reverse stock split of the issued and outstanding Common Stock at any time prior to 18 months from the date of approval by a ratio of not less than one - for - two and not more than one - for - ten, with the exact ratio to be set within this range at the sole discretion of the Board of Directors. The Board reserves the right to elect to abandon the Reverse Stock Split, including any or all proposed reverse stock split ratios, if it determines, in its sole discretion, that the Reverse Stock Split is no longer in the best interests of the Company and its shareholders. As of the date of this report, the Board of Directors had not acted to effect a reverse stock split of the Common Stock.

Note 10. Subsequent Events

a)      On April 4, 2014, the Company’s operating subsidiary, Paulson Investment Company, Inc. (“PIC”), completed the sale of a term life insurance policy on the life of its founder, Chester L.F. Paulson (the “Policy”), to Coventry First LLC (“Coventry”) for cash proceeds of $2,203,333, net of commissions and expenses. The Policy, with a face amount of $7,000,000, was sold to Coventry pursuant to a Life Settlement Contract between the parties. The Life Settlement Contract contains customary covenants, representations and warranties of PIC, and PIC agrees to indemnify Coventry against certain losses, including losses related to (i) PIC’s failure to perform any of its obligations under the Life Settlement Contract, (ii) any representation made, or information provided, by PIC to Coventry which Coventry has reason to believe was false or misleading at the time it was provided, and (iii) any claim by the insurer, John Hancock Life Insurance Company (U.S.A.), or any other party that the original owner or any beneficiary of the Policy lacked an insurable interest in the life of Mr. Paulson.

It is contemplated that the cash proceeds from the sale of the Policy will be contributed to a liquidating trust to be created for the benefit of the Company’s shareholders of record as of October 11, 2013.

b)     On April 10, 2014, the Board of Directors granted 180,000 common shares to officers and directors under the 2013 Equity Incentive Plan.

c)     On May 8, 2014, the Company, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI”), and VBI Acquisition Corp., a special purpose wholly owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger Sub will merge with and into VBI, with VBI surviving as a wholly owned subsidiary of the Company (the “VBI Merger”).

At the effective time of the VBI Merger, each share of VBI common stock and Series A Preferred Stock will be converted into the right to receive 1.226 shares of the Company’s common stock, par value $0.0001 per share (the “Paulson Common Stock”) (as may be adjusted under the Merger Agreement, the “Exchange Ratio”). No fraction of a share of Paulson Common Stock will be issued, but instead each holder of shares of VBI common stock and Series A Preferred Stock who would otherwise be entitled to a fraction of a share of Paulson Common Stock will receive from the Company one full share of Paulson Common Stock (i.e., rounded up to the nearest whole share). The total number of shares of Paulson Common Stock to be issued to the former holders of VBI common stock and Series A Preferred Stock at the effective time of the VBI Merger would be 42,772,713. These newly issued shares, together with the options to purchase shares of VBI common stock that will be converted into options to purchase shares of Paulson Common Stock (and will be assumed by the Company at the effective time of the VBI Merger), would represent approximately 41.5% of the shares of Paulson Common Stock on a fully diluted basis after the effective time of the VBI Merger (not including shares of Paulson Common Stock issued to VBI stockholders in the $11 million private placement contemplated to be completed concurrently with the VBI Merger).

Subject to, and immediately prior to the effective time of, the VBI Merger, all outstanding convertible debt securities issued by VBI will be converted into capital stock of VBI, and at the effective time of the VBI Merger, VBI shall have no convertible notes or other indebtedness outstanding (other than the Venture Debt, as defined in the Merger Agreement). At the effective time of the VBI Merger, each outstanding option to purchase a share of VBI common stock, whether vested or unvested, and so long as such option has not, prior to the effective time of the VBI Merger, been exercised, cancelled, terminated or expired, will be deemed to constitute an option to purchase, on the same terms and conditions, a number of shares of Paulson Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of VBI common stock subject to such option multiplied by (ii) the Exchange Ratio (defined above), at an exercise price per share of Paulson Common Stock equal to the quotient of (i) the exercise price per share of VBI common stock (rounded up to the nearest cent) subject to such option divided by (ii) the Exchange Ratio.

The Company and VBI each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each of the Company and VBI to, subject to certain exceptions, conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the VBI Merger.

The obligation of the parties to consummate the VBI Merger is subject to a number of closing conditions, including, among other things:

•

the Company’s stockholders will have approved the VBI Merger proposal at a special meeting of its shareholders to be held at a time and place to be determined, and VBI stockholders will have approved the VBI Merger;

•	the name of Paulson Capital (Delaware) Corp. must have been changed to “VBI Vaccines Inc.”;

•

the Company must have delivered to an escrow agent instructions as to the reserve for issuance of the number of shares of Paulson Common Stock equal to $1,000,000 divided by the price per share used in the private placement (described in the Merger Agreement) and must have deposited or caused to be deposited $250,000 with the escrow agent, each allocated among the VBI stockholders as provided in the Merger Agreement;

•

the Company  must have furnished to VBI the Liquidating Trust Indemnification Agreement (as defined in the Merger Agreement), pursuant to which the Liquidating Trust agrees to stand behind the Company's indemnification obligations in the Merger Agreement;

•

the Company’s Board must have, upon the effective time of the VBI  Merger: (i) increased the Company’s Board to seven directors; (ii) elected to the Board (a) the following five VBI director designees: Jeff Baxter, Steven Gillis (Chairman), Michael Steinmetz, Michel De Wilde and Sam Chawla; and (b) Trent Davis and Alan Timmins, as the two designees of the Company; and (iii) appointed as the officers of the Company Jeff Baxter, President & CEO; David Anderson, Senior Vice President, Research; Egidio Nascimento, Chief Financial Officer; Marc Kirchmeier, Vice President, Formulations; and T. Adam Buckley, Vice President, Operations & Project Management;

•

VBI and the Company must have in escrow for the benefit of the surviving company in the VBI Merger aggregate gross proceeds of at least $11,000,000 (rounded up to the nearest thousand) (or such lesser amount agreed to in writing by VBI in its sole discretion) received pursuant to a private placement of Paulson Common Stock solely to accredited investors in compliance with the exemption from registration provided by Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D thereunder, on terms satisfactory to VBI and the Company; and the conditions to closing such private placement must have been satisfied and such amount of gross proceeds must be unencumbered cash available to the surviving company in the VBI Merger at the effective time of the VBI Merger;

•

holders of no more than 5% of the outstanding shares of VBI common stock and Series A Preferred Stock will have exercised, or remained entitled to exercise, their appraisal rights under Section 262 of the Delaware General Corporation Law;

•

the Company shall have entered into definitive documentation, reasonably acceptable to VBI, whereby the Company’s ownership in its operating subsidiary, Paulson Investment Company, Inc. (“PIC”) shall be reduced to 0.01%, by the issuance of equity securities to holders of convertible promissory notes of PIC and to members of PIC’s management team;

•

NASDAQ must have approved an initial listing application of VBI on a post-merger basis for purposes of listing of Paulson Common Stock on NASDAQ following the VBI Merger; the Company must be in compliance with all of NASDAQ’s criteria for continued listing; and Paulson Common Stock shall continue to be listed on NASDAQ from the date of the Merger Agreement through the closing of the VBI Merger;

•

the Company must have completed the actions voted upon at the Annual Meeting of Shareholders as described in the Company’s Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 18, 2013;

•

the Company must have available not less than $5,250,000 in unencumbered cash invested by Hudson Bay Master Fund Ltd. and DKR Ventures, LLC (each a "July 2013 Investor") or their designees pursuant to the series of agreements described in the Current Report on Form 8-K/A filed with the SEC by the Company on August 30, 2013 (the “July 2013 Financing Documents”), all of the conditions to closing the transactions contemplated by the July 2013 Financing Documents must have been satisfied at or prior to the effective time of the VBI Merger and the $5,250,000 gross proceeds resulting from such closing must have been released from escrow to the Company at or prior to the effective time of the VBI Merger;

•

the Company shall have no material indebtedness for money borrowed except as directly attributable to PIC as set forth in the Merger Agreement and presented in the Company's financial statements provided pursuant to the Merger Agreement solely for the purpose of complying with ASC 810 – Consolidation; notwithstanding, however, that contemporaneously with the closing of the VBI Merger, the Company may issue up to $6 million in principal amount of non-convertible venture debt instruments to venture debt investors approved by VBI, including, without limitation, Perceptive Advisors LLC or its affiliated investment vehicles;

•	the Company’s Class A Warrants must have been exchanged for Paulson Common Stock;

•	the Company’s Class B Warrants must have been converted into Paulson Common Stock (or modified or exchanged for a new class of preferred stock of the Company);

•	all of the Company’s Series A Preferred Stock issued pursuant to the July 2013 Financing Documents must have been converted to Paulson Common Stock;

•

the Interest Preservation Letter Agreement included in the July 2013 Financing Documents must have been terminated and must not be deemed a “Dilutive Acquisition” and must have no effect with respect to the VBI Merger or any issuances prior thereto;

•

The July 2013 Investors must not have any continuing “most favored nation” rights, registration rights (provided the provisions of Rule 144 are then applicable), anti-dilution rights or any other special investor rights except as may be granted to all investors in the private placement;

•

the Company must not have outstanding special investor rights (such as anti-dilution rights or registration rights) of holders of Paulson Common Stock and preferred stock other than registration rights of the July 2013 Investors if no Rule 144 resale exemption is available to them and other than as may be granted to all the investors in the private placement;

•

prior to the effective time of the VBI Merger, PIC shall have (i) obtained all requisite consents or approvals of FINRA pursuant to FINRA Conduct Rule 1017 relating to the change in equity ownership of PIC that may be deemed to result as a consequence of (A) the merger and (B) the issuances of PIC (or its successor) equity interests upon conversion of notes of PIC, in exchange for PIC Series B Preferred Stock and to PIC's management;

•

the Company must have filed an amendment to its Certificate of Incorporation setting forth a certificate of designation of a new class of preferred stock of the Company (as required by the terms of secured convertible promissory notes issued by VBI in March 2014) that will not have any economic or voting preferences over the common stock of the Company but will have limits on the amount of common stock that may be issued upon conversion of such preferred stock;

•

the Company must have obtained stockholder approval of the reverse split proposal and effected a reverse split of the outstanding Paulson Common Stock if required for its market price on the NASDAQ Capital Market to be at least $4.00 per share at the closing of the VBI Merger or for such longer period as is required by the listing rules of the NASDAQ Capital Market; and

•	the Company must have obtained the stockholder approval of the VBI Equity Plan proposal, to become effective upon the closing of the VBI Merger;

The Merger Agreement contains certain other termination rights for each of the Company and VBI, including the right of each party to terminate the Merger Agreement if the VBI Merger has not been consummated by July 25, 2014. In addition, VBI has the right to terminate the Merger Agreement if the Company becomes the subject of any proceeding of NASDAQ to delist the Company.

Concurrently with the execution of the Merger Agreement, certain stockholders of VBI and a holder of approximately 40% of the Paulson Common Stock, respectively, have entered into Voting Agreements, referred to as the “voting agreements,” pursuant to which those VBI and Company stockholders have, among other matters, agreed to support the VBI Merger and the other transactions contemplated by the VBI Merger. Under the voting agreements, in addition to agreeing to vote in favor of approval of the VBI Merger and the Merger Agreement and the transactions contemplated thereby, each VBI stockholder and the Company stockholder party to a voting agreement have agreed to not transfer, sell, offer to sell, exchange, assign, pledge or otherwise dispose of or encumber any of the VBI stock or stock of the Company held by such stockholders prior to the VBI Merger becoming effective, the termination of the Merger Agreement, or the amendment of the voting agreement in a manner adverse to the stockholder, whichever occurs first.

The foregoing description of the VBI Merger does not purport to be complete, and is qualified in its entirety by reference to the Company’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 9, 2014 and its Current Report on Form 8-K filed with the SEC on May 14, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. As noted elsewhere in this report, various aspects of our business are subject to extreme volatility, often as a result of factors beyond our ability to anticipate or control. In particular, factors, such as the condition of the securities markets, which are in turn based on popular perceptions of the health of the economy generally, can be expected to affect the volume of our business as well as the value of the securities maintained in our trading and investment accounts. Other factors that may affect our future financial condition or results of operations include the following:

●	As described herein and in our Form 8-Ks filed with the SEC on May 9, 2014 and May 14, 2014, and in our Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 9, 2014, all of which should be read in conjuction herewith, the Company has entered in agreements that, subject to shareholder and regulatory approvals, would result in a special purpose, wholly owned subsidiary of the Company merging with and into Variation Biotechnologies (US), Inc., a privately held company dedicated to the innovative formulation, development, and delivery of safe and effective prophylactic and therapeutic vaccines designed to expand and enhance vaccine protection in both established and emerging markets. The Company is also in the process of restructuring its broker-dealer business to allow for new owners, subject to regulatory approval; if these changes are implemented, the Company’s ownership in the broker-dealer business will be reduced to less than 1%. The Company may fail to get the shareholder and regulatory approvals necessary to effect the merger and/or the regulatory approval necessary to effect the change in ownership of the broker-dealer. Even if all necessary approvals are obtained, the changes may not benefit our shareholders over time.
●	Aspects of our business are volatile and affected by factors beyond our control.
●	Our ability to attract and retain customers may be affected by our reputation.
●	We are subject to extensive regulation that could result in investigations, fines or other penalties.
●	We face intense competition in our industry.
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

●	As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and expose us to risk of non-compliance.
●	Our directors and executive officers control approximately 17% of our common stock and may have interests differing from those of other stockholders.

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

In addition, Paulson Capital Properties, LLC, a 100% owned subsidiary, was established for the purpose of purchasing, improving and remarketing underappreciated real estate. Through March 31, 2014, we had not purchased any real estate.

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

During the first quarter of 2014, the number of global IPO’s almost doubled to 81 compared to the first quarter of 2013, fueled by an increase in IPO’s in both Asia and Europe. Global IPO proceeds rose to $34.1 billion from $19.3 billion. The IPO market was very strong in the United States in the first quarter, with 64 companies going public for proceeds of $10.6 billion. Although the number of offerings was down compared to the 4th quarter of 2013, it was more than double the 31 IPO’s in the first quarter of 2013, which raised proceeds of $7.6 billion.

The outlook for the remainder of 2014 is encouraging both in the United States and globally as the demand for new public offerings is strong in multiple sectors, including among smaller capitalization companies. Pending regulatory changes under the JOBS Act has led to greater interest and activity in smaller and emerging growth companies. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

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

A substantial portion of our corporate finance business consists of acting as placement agent of PIPEs and private placements for microcap and small-cap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities of the issuer similar to those that we offer and sell as placement agent. The warrants have varying terms and conditions, and generally have a five-year expiration date and are subject to a restricted period of six months to one-year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold in the offering in which we participated. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 18, 2014.

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

The sale closed on April 16, 2012. Under the agreement, the Company was to be paid approximately $1,653,247 net of certain deductions for compensation expenses. $1,107,741 was received on closing on April 16, 2012, and the balance was paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. After the recalculation, the final purchase price was $1,522,841. As of March 31, 2014, all amounts due under the agreement had been received by the Company.

The agreement also required 12 directors, officers and employees of the Company to enter into non-solicitation agreements pursuant to which they are prohibited from soliciting employees and registered representatives of JHS for two years from the closing date. These 12 people also entered into non-competition agreements which have since expired.

RESTRUCTURING OF THE COMPANY

Management and the Board of Directors have determined that due to market conditions and changes in government regulations, raising money for smaller capitalization and emerging companies has become very difficult for a company with Paulson’s historical structure. Therefore, the Company has begun to take certain steps to reorganize its business. At the 2013 Annual Meeting of Shareholders held on November 8, 2013 (the “2013 Shareholders Meeting”), the Company’s shareholders approved several corporate restructuring proposals including $5.25 million of new investment, a possible reverse split of the Company’s Common Stock and change of the state of incorporation from Oregon to Delaware, the latter of which was effective in March 2014. Each proposed change is discussed below and in more detail in our definitive Proxy Statement on Schedule 14A filed with the SEC on October 18, 2013 and the results of the Annual Meeting filed with the SEC on Form 8-K/A on November 18, 2013.

New investment and change in ownership of Paulson Investment Company

The Company is in the process of restructuring the business involving the broker-dealer license held by the Company’s subsidiary, Paulson Investment Company, Inc. (“PIC”). The restructuring, which is subject to approval by the Financial Industry Regulatory Authority (“FINRA”), is contemplated to result in PIC ultimately being owned by management of PIC and outside investors.

During the first quarter of fiscal 2013, PIC received a $1,500,000 loan from a related-party investor pursuant to a convertible promissory note bearing 5% simple interest which is due on January 13, 2016. The note holder agreed the note would stop accruing interest after April 30, 2013. The note was amended and restated in the second quarter of 2014. The amended and restated note is mandatorily convertible into equity of PIC on the date that is 10 business days after the expiration of the 30-day waiting period following submission by PIC to FINRA of the Form CMA seeking approval for the issuance of securities of PIC upon conversion of the amended and restated note, but in no event earlier than the closing date of the proposed merger between the Company and Variation Biotechnologies (US), Inc. ("VBI").  The amended and restated note contemplates that PIC will be converted into a limited liability company (the "Converted Entity") prior to conversion of the amended and restated note. Upon the creation of the Converted Entity, all of the outstanding principal and interest under the amended and restated note shall be converted into a 35% membership interest in the Converted Entity.

During the second quarter of fiscal 2013, PIC issued 215,438 shares of series B preferred stock for $1,500,000. The series B preferred stock is afforded no conversion or voting rights. Upon a liquidation event, the shareholder would be given a liquidation preference equal to 15.79%. During the second quarter of 2014, the holder of the series B preferred stock and PIC entered into a securities exchange agreement providing that, on the date that is 10 business days after the expiration of the 30-day waiting period following submission by PIC to FINRA of the Form CMA seeking approval for the issuance of membership interests in the Converted Entity, but in no event earlier than the closing date of the proposed merger between PLCC and VBI, all shares of series B preferred stock shall be exchanged for a 12.5% membership interest in the Converted Entity.

During the fourth quarter of fiscal 2013, PIC received a $700,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest, with a maturity date of July 1, 2014. During the second quarter of 2014, the note was amended and restated to extend the maturity date to December 31, 2014 and increase the interest rate to 10% per annum from after July 2, 2014. The outstanding principal under the amended and restated note is mandatorily convertible into an 11.6% equity interest in PIC (or other entity, if PIC is not a corporation at the time of conversion) on the date that is 10 business days after the expiration of the 30-day waiting period following submission by PIC to FINRA of the Form CMA seeking approval for the issuance of securities of PIC upon conversion of the amended and restated note, but in no event earlier than the closing date of the proposed merger between PLCC and VBI.  At the time of conversion, accrued interest will be payable either in cash or additional equity.

Formation of Liquidating Trust

The Board of Directors of the Company has approved the formation of an irrevocable liquidating trust (the "Trust") for the benefit of shareholders of the Company as of the record date of October 11, 2013 (the “Record Date”). The Trust, if and when formed, will hold certain non-operating assets of PIC (the “Trust Assets”). Common shareholders of record as of the Record Date (the “Legacy Shareholders”) will be given non-transferable beneficial interests in the Trust in proportion to their pro rata ownership interest in the common stock of the Company as of the Record Date. It is expected the Trust Assets will be liquidated and distributed to the Legacy Shareholders over time.

As of the date of this report, the Trust had not yet been formed. Upon its formation, the Trust will hold certain non-operating assets of PIC consisting primarily of underwriter warrants, trading and investment securities, and cash and accounts receivable (the "Trust Assets"). Once the Trust Assets are transferred to the Trust, PIC and the Company will have no access or rights to the Trust Assets, but the Trust Assets may be subject to the claims of the Company’s general creditors.

Summary of Liquidating Trust Assets

The following is a summary of the assets as of March 31, 2014 that are proposed to be transferred into the Trust. The assets that are actually transferred into the Trust will be those available on the date of transfer:

March 31, 2014
Assets
Cash	$4,244,798
Receivable from clearing organization	421,047
Notes and other receivables, net of allowances for doubtful accounts of $901,541	440,676
Cash surrender value of life insurance policy(1)	75,894
Investment in PIC(2)	500,000
Trading securities owned, at fair value(3)	2,262,574
Investment securities owned, at fair value(4)	717,000
Underwriter warrants, at fair value(4)	596,000
Total Assets	$9,257,989
Liabilities
Accounts payable and accrued liabilities	$374,536
Compensation, employee benefits and payroll taxes	38,588
Total Liabilities	$413,124
Total Net Assets	$8,844,865

(1) Subsequent to the quarter ended March 31, 2014, PIC completed the sale of the life insurance policy for cash proceeds of $2,203,333, net of commissions and expenses.

(2) Represents the estimated intangible value of the Trust’s proportionate equity interest in PIC.

(3) Securities are classified as Level 1 in Note 4 - Fair Value Measurements.

(4) Securities are classified as Level 3 in Note 4 - Fair Value Measurements.

In order to assure the availability of funds to satisfy the payment of indemnification obligations in connection with the 2013 PIPE Financing (as defined below), PIC shall deposit $250,000 in a segregated bank account, such funds to remain on deposit for 12 months from the date of release of the Investment Funds (as defined below) from escrow. The Investment Funds will be available to settle any claim by the Investors (as defined below) following release from escrow. In addition, PIC shall pay or set aside a sufficient portion of the Trust Assets or pay directly from the Trust for such period as is required to secure and maintain coverage for a period of two years following the date of release of the Investment Funds from escrow under (A) a policy providing for officers' and directors' liability no less favorable and in no lower amounts as is presently provided, and (B) its existing errors and omissions policy. Such obligation may be satisfied by prepayment or deposit in the segregated bank account.

On April 4, 2014, PIC completed the sale of the $7 million life insurance policy on its Founder and Chairman, Chester L.F. Paulson, to Coventry First LLC for cash proceeds of $2,203,333, net of commissions and expenses. The policy was sold pursuant to a Life Settlement Contract which contains customary covenants, representations and warranties of PIC. It is contemplated that the cash proceeds from the sale of the Policy will be added to the Trust.

The 2013 PIPE Financing will cause a change in control under Section 382 of the Internal Revenue Code. As a result, future utilization of our net operating losses may be significantly limited. Notwithstanding this limitation, after consummation of the 2013 PIPE Financing such losses are generally available to offset unrecognized taxable gains present at the time of the 2013 PIPE Financing. Changes in control after the proposed transaction could further limit the ability to utilize all of our loss carryovers. Federal net operating loss carryforwards of $5.5 million at December 31, 2013 fully expire in 2033. State net operating loss carryforwards of $15.8 million at December 31, 2013, expire from 2014 through 2033. State net capital losses of $4.1 million at December 31, 2013 expire from 2014 to 2017.

PIPE Financings

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5,250,000 (the “Investment Funds”) with DKR Ventures, LLC, a Delaware limited liability company, and Hudson Bay Master Fund Ltd., a Cayman Islands limited partnership (collectively, the “Investors”) in a private placement transaction (the “2013 PIPE Financing”) intended to be exempt from registration under the Securities Act of 1933, as amended, subject to satisfaction of certain conditions.

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

The Unit is governed by a “most favored nations” provision pursuant to which the Company will be obligated (with certain exceptions) to issue additional Units to the investors in the event the Company issues securities at a per share price less than $0.35 per share of Common Stock (prior to giving effect to any Reverse Split). Additionally, the holder of the Unit has the right to participate in future offerings of securities by the Company for a period of 24 months, and the Company will be required to file a registration statement covering the resale of the securities underlying the Unit within 180 days from the closing of the sale of the Unit. If the contemplated VBI Merger (as described above) is consummated, the holders of the Unit must not have any continuing “most favored nations” rights or other special investor rights.

The Company and DKR Ventures, LLC, the lead investor in the 2013 PIPE Financing, entered into an Interest Preservation Letter Agreement, under which the Company and the investor agreed if, within 18 months from the release from escrow of the securities underlying the Units to the purchasers and the purchase price to the Company, the Company consummates an acquisition in which it issues additional securities as payment therefor, which has the effect of causing the Legacy Shareholders to hold, in the aggregate, less than 5.5% of the outstanding capital stock of the Company (the “Target Percentage”), then the Company shall issue to the Legacy Shareholders, for no additional payment, pro rata in proportion to their interests on the Record Date, that number of shares of the Company's Common Stock necessary for the Legacy Holders to hold, collectively, the Target Percentage. If the contemplated VBI Merger (as described above) is consummated, this agreement will be terminated.

The Investment Funds have been placed in escrow pending satisfaction of certain conditions, including approval by the Company’s shareholders which was obtained at the 2013 Shareholder Meeting. The 2013 PIPE Financing is expected to close in the second or third quarter of 2014. As of March 31, 2014 and the date of this report, the 2013 PIPE Financing had not yet closed.

On January 29, 2014, the Company closed the private sale (the “2014 PIPE Financing”) of 500,000 shares of its Common Stock to six accredited investors at a price of $0.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act.

Possible Reverse Stock Split of Common Stock

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

Classification of the Board of Directors

At the 2013 Shareholders Meeting, the shareholders approved an amendment and restatement of the Articles of Incorporation to classify the Board of Directors into three classes with staggered terms, with one class being elected each year to serve a staggered three-year term. Directors in each class were elected at the 2013 Shareholders Meeting. The directors initially elected in Class I serve until the 2014 Annual Meeting of Shareholders, the directors initially elected in Class II serve until the 2015 Annual Meeting of Shareholders, and the directors initially elected in Class III serve until the 2016 Annual Meeting of Shareholders. Beginning with the election of directors to be held at the 2014 Annual Meeting of Shareholders, and going forward, the class of directors to be elected in such year would be elected for a three-year term, and at each successive Annual Meeting of Shareholders, the class of directors to be elected in such year would be elected for a three-year term, so that the term of office of one class of directors shall expire in each year. Effective March 20, 2014, the Articles of Incorporation were amended and restated to change the classification of the Board of Directors.

Change of State of Incorporation

At the 2013 Shareholders Meeting, the shareholders approved a proposal to change the Company’s state of incorporation to Delaware from Oregon (the “Reincorporation”). Effective March 20, 2014 (the “Effective Date”), the Company completed the change of state of incorporation pursuant to an Agreement and Plan of Merger between the Company’s predecessor entity, Paulson Capital Corp., an Oregon corporation (“Paulson Oregon”), and Paulson Oregon’s wholly owned subsidiary, Paulson Capital (Delaware) Corp., a Delaware corporation (“Paulson Delaware”). As a result of the Reincorporation, the Company is now Paulson Delaware, its name is “Paulson Capital (Delaware) Corp.” and Paulson Oregon no longer exists. The directors and officers of Paulson Oregon continue to be the directors and officers of the Company, and the Company continues to operate the business of Paulson Oregon as it existed immediately prior to the Reincorporation.

On the Effective Date, (i) each share of Paulson Oregon’s common stock, no par value, issued and outstanding was automatically converted into one share of Paulson Delaware’s common stock, $0.0001 par value (the “Common Stock”); (ii) each share of Paulson Oregon’s preferred stock, no par value, issued and outstanding was automatically converted into one share of Paulson Delaware’s preferred stock, $0.0001 par value (the “Preferred Stock”), and (iii) any options, warrants, or other securities of Paulson Oregon shall be enforced against Paulson Delaware to the same extent as if such options, warrants or other securities had been issued by Paulson Delaware. Paulson Oregon shareholders may, but are not required to, exchange their stock certificates as a result of the Reincorporation.

Prior to the Effective Date, the rights of Paulson Oregon’s shareholders were governed by the Oregon Business Corporation Act (the “OBCA”), Paulson Oregon’s Articles of Incorporation and its Amended and Restated Bylaws. As a result of the Reincorporation, holders of Paulson Oregon’s common stock and preferred stock are now holders of the Common Stock and the Preferred Stock, respectively, and their rights as shareholders are now governed by the Delaware General Corporation Law and the following documents: (i) Paulson Delaware’s Certificate of Incorporation (the “Certificate of Incorporation”); (ii) Paulson Delaware’s Bylaws (the “Bylaws”); (iii) and Paulson Delaware’s Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”). The Certificate of Incorporation, the Bylaws and the Certificate of Designation were each approved substantially in the form filed with the Secretary of State of Delaware by the shareholders at the 2013 Annual Meeting of Shareholders held on November 8, 2013. Copies of the Agreement and Plan of Merger, the Certificate of Incorporation, the Bylaws and the Certificate of Designation have been filed as Exhibits to the Form 8-K filed on March 26, 2014.

In accordance with Rule 12g-3 of the Securities and Exchange Act of 1934, the shares of Common Stock of Paulson Delaware were deemed to be registered under Section 12(b) of the Exchange Act as the successor to Paulson Oregon. The Common Stock continues to be listed on The NASDAQ Capital Market under the symbol “PLCC.”

Increase to the Number of Authorized Shares

At the 2013 Shareholders Meeting, shareholders approved the amendment and restatement of the Company’s Articles of Incorporation to increase the authorized capital stock from 10,000,000 shares of Common Stock, no par value per share, and 500,000 shares of preferred stock, no par value, to 90,000,000 shares of Common Stock, par value $0.0001 per share, and 30,000,000 shares of “Blank Check” Preferred Stock, par value $0.0001 per share. Effective March 20, 2014, the Company completed the change of its State of Incorporation from Oregon to Delaware and the increase in its authorized capital stock.

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

During the first quarter of 2014, the Company issued 1,020,000 common shares to officers and directors under the 2013 Equity Incentive Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. The Company also closed the private sale of 500,000 shares of its Common Stock to accredited investors at a price of $0.50 per share for gross proceeds of $250,000. During the second quarter of 2014, the Company issued 180,000 common shares to officers and directors under the 2013 Equity Incentive Plan. As of the date of this report, the Company had 90,000,000 shares of Common Stock authorized and 7,793,258 shares issued (including 7,505,485 issued and outstanding, and 287,773 contingently issued upon breaking escrow) and 30,000,000 shares of “Blank Check” Preferred Stock authorized and no preferred shares issued and outstanding.

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

The following tables set forth the changes in our operating results in three months ended March 31, 2014 compared to the three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)	Percentage
	2014	2013	Change	Change
Revenues:
Commissions	$1,736	$198	$1,538	776.8%
Corporate finance	308	88	220	250.0
Investment income	15	724	(709)	(97.9)
Trading income (loss)	(1,552)	189	(1,741)	(921.2)
Interest and dividends	9	6	3	50.0
Other	-	45	(45)	(100.0)
Total revenues	516	1,251	(735)	(58.7)
Expenses:
Commissions and salaries	2,792	602	(2,190)	(363.8)
Underwriter warrant commissions	(1,114)	-	(1,114)	(100.0)
Underwriting expenses	17	22	5	22.7
Clearing expenses	24	19	(5)	(26.3)
Rent and utilities	94	51	(43)	(84.3)
Communication and quotation services	30	25	(5)	(20.0)
Professional fees	390	335	(55)	(16.4)
Travel and entertainment	33	13	(20)	(153.8)
Depreciation and amortization	9	1	(8)	(800.0)
Licenses, taxes and insurance	175	183	8	4.4
Interest	18	16	(2)	(12.5)
Other	128	223	95	42.6
Total expenses	2,596	1,490	(1,106)	(74.2)
Loss before income taxes	$(2,080)	$(240)	$(1,840)	(766.7)%

 ________________

*Not meaningful.

Revenues

The markets in the United States in the first quarter of 2014 were relatively unchanged during the period. The Dow Jones Industrial Average declined by 0.7%, while the NASDAQ gained 0.5%. Market sentiment, however, remains positive, and the outlook of improved corporate earnings and the stronger IPO market are expected to support the markets from the remainder of 2014.

Commissions increased by 777% during the first quarter ended March 31, 2014 compared to the first quarter of 2013. The increase is attributable to additional registered representatives in the current period as well as two new office locations in New York City and Novato, California which were opened in the second half of 2013. As of March 31, 2014, the Company had 31 registered representatives, which were included in the Company's 46 employees, compared to 14 registered representatives as of March 31, 2013.

Corporate finance income in the first quarter of 2014 increased 250% from the first quarter of 2013. The Company participated in five private offerings in the first quarter of 2014, in which we raised $31.8 million in gross proceeds. In the first quarter of 2013, we acted as managing underwriter in a $1.7 million PIPE offering for Methes Energies, International, and acted as lead placement agent and partially closed an ongoing private placement for a company in the life science industry.

Investment income (loss) included the following (in thousands):

	Three months Ended March 31,
	2014	2013
Net unrealized appreciation (depreciation) related to underwriter warrants	$(1,453)	$601
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	1,928	(14)
Net realized gain (loss) on the sale of securities with quoted market prices and securities that are not readily marketable	(460)	137
	$15	$724

During the first quarter of 2014, we sold one private investment with a realized loss of $415,000, which was the primary contributor to the quarter’s $460,000 total realized loss on the sale of securities. In the first quarter of 2013, we exercised and sold approximately 10% of one of our underwriter warrant positions. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading loss was $1.552 million in the first quarter of 2014 compared to trading income of $189,000 in the first quarter of 2013. The trading income was negatively affected by the market value of certain securities in which we make a market. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Expenses

Total expenses increased by $1.106 million in the first quarter of 2014 compared to the first quarter of 2013. The increase for the quarter was due to the new offices in New York and Novato and higher number of employees compared to the same period in 2013.

Underwriter warrant commissions were negative for the quarter ended March 31, 2014 due to a reduction in the fair value of warrants payable to employees.

Professional fees increased by $55,000 in the first quarter of 2014 as additional fees were incurred due to the reincorporation of the Company from Oregon to Delaware. Underwriting expenses decreased by $5,000 in the first quarter of 2014 compared to the same period in 2013. Expenses vary due to the timing and level of investment banking activity. Underwriter warrant commissions were $5,000, as a percentage of the warrants earned through the Company’s underwriting activities are owed to certain employees as compensation. There was no underwriter warrant commission expense in the first quarter of 2013.

During the second quarter of 2013, the Company entered into a 5-year lease for office space for our 15 new investment banking employees in New York City. The Company also relocated its Portland office to a smaller office space, signing an 18-month sub-lease agreement in April 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include our cash and receivables from our clearing organization, offset by payables to our clearing organization. During the first quarter of 2014, the Company completed the private placement of 500,000 at $0.50 per share for proceeds of $250,000. During the first quarter of 2013, PIC received a $1.5 million loan, and during the second quarter of 2013, a $1.5 million investment in preferred stock of PIC, both from an outside investor.

In addition, our sources of liquidity include, to a certain extent, our trading positions, borrowings on those positions and profits realized upon the sale of the securities underlying underwriter warrants exercised. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market. Since many of the securities we hold are thinly traded, and we are, in certain cases, a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in NASDAQ and over-the-counter securities (which make up most of our trading positions) lead to decreased liquidity in the market for these issues, while rising prices in NASDAQ and over-the-counter issues tend to increase the liquidity of the market for these securities.

We believe our cash and receivables at March 31, 2014 are sufficient to meet our cash and regulatory net capital needs for at least the next twelve-month period from March 31, 2014. Our liquidity could be negatively affected by protracted unfavorable market conditions.

As a securities broker-dealer, we are required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at March 31, 2014.

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

At March 31, 2014, we owned 13 underwriter warrants from 9 issuers, all of which were exercisable. None of the warrants had an exercise price below the March 31, 2014 market price of the securities receivable upon exercise. There is little or no direct relationship between the intrinsic value of our underwriter warrants at the end of any given period and the fair value calculated using the Black-Scholes option pricing model. The prices of the securities underlying the underwriter warrants are very volatile, and substantial fluctuations in their fair value can be expected in the future.

Cash used by operating activities totaled $1.204 million in the first quarter ended March 31, 2014, including our net loss of $2.089 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $446,000 at March 31, 2014 and $445,000 at December 31, 2013. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $101,000 to $1.88 million at March 31, 2014 from $1.78 million at December 31, 2013. The notes are primarily related to loans issued to the Company’s newest employees.

Other assets increased $208,000 to $287,000 at March 31, 2014 from $78,000 at December 31, 2013. These assets represent the capitalized incremental direct costs related to the restructuring of the Company and the PIPE financings.

Cash used by investing activities totaled $6,000 in the quarter ended March 31, 2014. This amount was due to the purchase of furniture and equipment. Purchase of furniture and equipment used cash of $13,000 in the quarter ended March 31, 2013.

Proceeds from the issuance of common stock provided cash of $250,000 in the quarter ended March 31, 2014. In the quarter ended March 31, 2013, advance from related party provided cash of $1,500,000.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants is as follows (in thousands):

Balance, December 31, 2013	$5,276
Receipt of underwriter warrants	-
Net unrealized loss on value of warrants	(1,453)
Warrants exercised or expired	-
Balance, March 31, 2014	$3,823

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to 600,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 200,000 shares of our common stock. Through March 31, 2014, a total of 731,989 shares had been repurchased and 68,011 shares remained available for repurchase under the program. This repurchase program does not have an expiration date.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)
3.1	Certificate of Incorporation of Paulson Capital (Delaware) Corp. (incorporated by reference to Exhibit 3.1 the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)
3.2	Bylaws of Paulson Capital (Delaware) Corp. (incorporated by reference to Exhibit 3.2 the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)
3.3

Certificate of Designation for Series A Preferred Stock of Paulson Capital (Delaware) Corp. (incorporated by reference to Exhibit 3.3 the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)
10.1	Subscription Agreement with Christopher Crupi*
10.2	Subscription Agreement with Hope Adams C/F Sara Adams*
10.3	Subscription Agreement with Jill Strauss*
10.4	Subscription Agreement with Robert B. Prag*
10.5	Subscription Agreement with Melachdavid Inc. Retirement Plan*
10.6	Subscription Agreement with USCL Policy 2013-017*
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	PAULSON CAPITAL (DELAWARE) CORP.

	By:	/s/ Trent D. Davis
Trent D. Davis President Principal Executive Officer

	By:	/s/ Murray G. Smith
Murray G. Smith
Chief Financial Officer Principal Financial Officer