Form 10-K/A
period 2013-12-31
PAULSON CAPITAL (DELAWARE) CORP.
filed 2014-06-18
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

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

Documents Incorporated by Reference

None

PAULSON CAPITAL CORP.

2013 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Paulson Capital Corp. (the “Company”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on March 18, 2014 (the “Original Filing”), which replaces in its entirety Items 1 through 14 of the Original Filing, is being filed to address certain issues raised by the SEC pursuant to a comment letter dated May 15, 2014 and verbally thereafter. This Amendment includes as exhibits new certifications by our Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act).

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with any other filings made by the Company with the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

A substantial portion of our corporate finance business consists of acting as placement agent for PIPEs and private placements for microcap and smallcap companies. As a part of our compensation for these activities, we typically receive warrants exercisable to purchase securities of the issuer similar to those that we offer and sell as placement agent. The warrants have varying terms and conditions, and generally have a five-year expiration date and are subject to a restricted period of six months to one year during which we cannot exercise. The exercise price is typically 120% of the price at which the securities were initially sold in the offering in which we participated. Accordingly, unless there is at least a 20% increase in the price of these securities at some time more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised. As of December 31, 2013, we held 13 underwriter warrants from 9 issuers. The fair market value of the underwriter warrants was $5.3 million, and 13% of this amount was “under water.”

The following table shows the portion of our revenues that was attributable to each revenue category for the last two fiscal years (in thousands):

	Year Ended December,
	2013	2012
Commissions	$2,590	$3,767
Corporate finance	7,782	521
Investment loss	(880)	(554)
Trading income	1,248	1,036
Interest and dividends	34	1,280
Gain on sale of assets	-	1,489
Other	60	186
	$10,834	$7,725

In 2013 and 2012, none of our revenue was from foreign sources. During 2013, one customer represented 10% or more of our total revenue; we acted as placement agent for CytoDyn Inc. in raising $14.5 million in a private offering for which we received placement agent fees and underwriter warrants. During 2012, no customer represented 10% or more of our total revenue. In addition, all of our long-lived assets were located within the U.S.

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

From 1978 through 2011, our investment banking business consisted primarily of acting as the managing underwriter or co-managing underwriter for public securities offerings; during that period we acted as the manager or co-manager of 168 public offerings, including 95 initial public offerings, raising approximately $1.2 billion for corporate finance clients. In 2012 and 2013, our business shifted from focusing primarily on public offerings to private offerings. In 2013, we completed 12 private offerings, raising $29.8 million for 11 different companies. In 2012, we completed one initial public offering in which we raised $2.8 million for Methes Energies International, as well as one private placement. In public offerings, historically we have received 2% to 3% of the aggregate amount of money raised in an offering to cover nonaccountable expenses and between 7% and 9% as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. For private equity offerings, we typically receive 10% to 13% of the aggregate money raised as a placement agent fee.

As a part of our compensation for the underwriting and placement agent activities, we also typically receive warrants exercisable to purchase securities of the issuer similar to those that we offer and sell as underwriter or placement agent. The warrants have varying terms and conditions, and generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one year in which we cannot exercise. The exercise price is typically 120% of the price at which the securities are initially sold in the offering in which we participated. Accordingly, unless there is at least a 20% increase in the price of these securities at more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

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

10.12	Lease between Hamilton Marin, LLC and Paulson Investment Company, Inc. dated September 20, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2013).
10.13	Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 29, 2013).
10.14	Class A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 29, 2013).
10.15	Class B Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K/A filed August 29, 2013).
10.16	Escrow Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K/A filed August 29, 2013).
10.17	Interest Preservation Letter Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K/A filed August 29, 2013).
10.18	Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Form 8-K/A filed August 29, 2013).
10.19*	2013 Equity Incentive Plan (incorporated by reference to Appendix E to Definitive Proxy Statement on Schedule 14A filed October 18, 2013)
21	Subsidiaries of Paulson Capital Corp. (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2008).

23.1	Consent of Peterson Sullivan LLP
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paulson Capital Corp. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2014:

PAULSON CAPITAL CORP.
(Registrant)

By	/s/ Trent D. Davis
Trent D. Davis
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 17, 2014.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 18, 2014, except for the calculation of the 2013 earnings per share in the Consolidated Statements of Operations and the disclosure regarding Earnings Per Share in Notes 1 and 12, as to which the date is June 17, 2014

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

See accompanying Notes to Consolidated Financial Statements

Paulson Capital Corp. and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2013	2012
Revenues
Commissions	$2,590,103	$3,766,723
Corporate finance	7,782,336	521,107
Investment loss	(880,166)	(554,453)
Trading income	1,248,122	1,035,343
Interest and dividends	33,966	1,280,289
Gain on sale of assets	-	1,489,251
Other	59,762	186,331
	10,834,123	7,724,591

Expenses
Commissions and salaries	4,983,267	4,655,084
Underwriter warrant commissions	3,863,035	-
Underwriting expenses	214,896	182,405
Clearing expenses	74,666	182,082
Rent	315,722	287,527
Communication and quotation services	112,742	304,811
Professional fees	1,133,567	693,928
Travel and entertainment	69,972	64,167
Settlement expense	208,500	198,917
Bad debt expense	359,058	569,928
Depreciation and amortization	18,910	5,370
Licenses, taxes and insurance	607,356	588,521
Interest	23,028	-
Loss on asset disposition	9,256	-
Other	302,081	387,660
	12,296,056	8,120,400

Loss before income taxes	(1,461,933)	(395,809)

Income tax expense (benefit):
Current	-	-
Deferred	-	-
	-	-

Net loss	$(1,461,933)	$(395,809)
Income attributable to non-controlling interests	(63,390)	-

Net loss attributable to Paulson Capital Corp. common shareholders	(1,525,323)	(395,809)

Basic and diluted net loss per share	$(0.26)	$(0.07)

Shares used in basic and diluted per share calculations:	5,776,033	5,767,212

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

NOTE 12 – LOSS PER SHARE

Shares used for our basic net loss per share and our diluted net loss per share were the same in both 2013 and 2012 since we were in a loss position.

Stock options not included in the diluted net loss per share calculations because they would be antidilutive were 180,000 and 218,500 in 2013 and 2012, respectively.

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