Form 10-K/A
period 2013-12-31
PAULSON CAPITAL (DELAWARE) CORP.
filed 2014-06-18
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The purpose of filing this Amendment No. 2 on Form 10K/A (the “Amendment”) to the annual report on Form 10-K/A of Paulson Capital Corp (the “Company”) for the year ended December 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on June 17, 2014 (the “Original Filing Date”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101, which was intended to be furnished with the Form 10-K, was determined to contain validation errors, which resulted in such exhibit not being accepted with the filing of the Form 10-K. This Amendment corrects those validation errors and furnishes Exhibit 101. Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1, and 32.2 hereto .

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

34

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

35

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