Form 10-Q/A
period 2014-03-31
PAULSON CAPITAL (DELAWARE) CORP.
filed 2014-06-18
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

PAULSON CAPITAL (DELAWARE) CORP. AND SUBSIDIARIES

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Paulson Capital (Delaware) Corp. (the “Company”) for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2014 (the “Original Filing”), which replaces in its entirety Items 1 through 4 of the Original Filing, is being filed to address certain issues raised by the SEC with respect to the Company's Annual Report on Form 10-K for the year ended December 31, 2014. This Amendment includes as exhibits new certifications by our Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act).

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

See accompanying Notes to Consolidated Financial Statements

Paulson Capital (Delaware) Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues
Commissions	$1,735,687	$198,071
Corporate Finance	308,465	88,191
Investment income	14,664	724,346
Trading income (loss)	(1,551,526)	188,742
Interest and dividends	8,931	6,449
Other	-	44,881
	516,221	1,250,680

Expenses
Commissions and salaries	2,791,619	602,195
Underwriter warrant commissions	(1,114,198)	-
Underwriting expenses	17,286	22,333
Clearing expenses	24,335	18,954
Rent and utilities	94,311	50,956
Communication and quotation services	29,666	25,342
Professional fees	389,570	335,079
Travel and entertainment	33,506	13,088
Depreciation and amortization	9,342	743
Licenses, taxes and insurance	175,469	183,469
Interest	17,618	15,616
Other	128,031	223,296
	2,596,555	1,491,071

Loss before income taxes	(2,080,334)	(240,391)

Income tax expense:
Current	8,500	-
Deferred	-	-
	8,500	-

Net loss	(2,088,834)	(240,391)
Income attributable to non-controlling interests	181,004	-

Net loss attributable to Paulson Capital (Delaware) Corp. common stockholders	$(2,269,838)	$(240,391)

Basic and diluted net loss per share	$(0.39)	$(0.04)

Shares used in basic and diluted per share calculations:	5,805,485	5,766,985

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

See accompanying Notes to Consolidated Financial Statements

PAULSON CAPITAL (DELAWARE) CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for Paulson Capital (Delaware) Corp. and its majority-owned subsidiary, Paulson Investment Company, Inc., its wholly owned subsidiary, VBI Acquisition Corp., and its wholly owned subsidiary, Paulson Capital Properties, LLC, included herein as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2013 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2013. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2013. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 3. Earnings Per Share

The number of shares used for our basic net loss per share and diluted net loss per share was the same for both periods presented. For the three-month period ended March 31, 2014, we had 180,000 anti-dilutive stock options outstanding. For the three-month period ended March 31, 2013, we had 218,500 anti-dilutive stock options outstanding.

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

As of March 31, 2014, we held 13 underwriter warrants from 9 issuers. The fair market value of the underwriter warrants was $3.8 million, and 100% of this amount was “under water.”

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)
10.1	Subscription Agreement with Christopher Crupi (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).
10.2	Subscription Agreement with Hope Adams C/F Sara Adams (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).
10.3	Subscription Agreement with Jill Strauss (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2014).
10.4	Subscription Agreement with Robert B. Prag (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2014).
10.5	Subscription Agreement with Melachdavid Inc. Retirement Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2014).
10.6	Subscription Agreement with USCL Policy 2013-017 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2014).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 17, 2014	PAULSON CAPITAL (DELAWARE) CORP.

	By:	/s/ Trent D. Davis
Trent D. Davis President Principal Executive Officer

	By:	/s/ Murray G. Smith
Murray G. Smith
Chief Financial Officer Principal Financial Officer