Form 10-Q
period 2014-06-30
VBI VACCINES INC.
filed 2014-08-08
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 000-18188

 __________________________

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0589534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Third Street, Suite 2241, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 613-749-4200

PAULSON CAPITAL (DELAWARE) CORP. 1331 NW Lovejoy Street, Suite 720, Portland, Oregon 97209
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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value	19,728,127
(Class)	(Outstanding at August 7, 2014)

VBI VACCINES INC. AND SUBSIDIARIES

(FORMERLY PAULSON CAPITAL (DELAWARE) CORP. AND SUBSIDIARIES)

FORM 10-Q

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash	$7,032,226	$6,728,680
Receivable from clearing organization	457,011	445,113
Notes and other receivables, net of allowances for doubtful accounts of $901,541 and $901,541	2,119,248	1,778,936
Trading and investment securities owned, at fair value	3,846,988	4,908,753
Underwriter warrants, at fair value	1,908,000	5,276,000
Prepaid and deferred expenses	638,303	472,016
Restructuring charges and other assets	730,549	78,467
Furniture and equipment, at cost, net of accumulated depreciation and amortization of $84,989 and $66,041	100,278	111,180
Total Assets	$16,832,603	$19,799,145
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	$945,333	$540,771
Payable to clearing organization	1,655	-
Compensation, employee benefits and payroll taxes	565,367	363,665
Underwriter warrants payable to employees, at fair value	581,000	3,641,035
Notes payable	725,507	700,000
Advances from related parties	1,521,781	1,521,781
Total Liabilities	4,340,643	6,767,252
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 90,000,000 shares authorized; shares issued and outstanding: 1,501,097 and 1,161,097	3,654,416	2,338,216
Retained earnings	7,138,307	9,130,287
Total Shareholders' Equity	10,792,723	11,468,503
Non-controlling interest in consolidated entities	1,699,237	1,563,390
Total Equity	12,491,960	13,031,893
Total Liabilities and Shareholders' Equity	$16,832,603	$19,799,145

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2014	2013	2014	2013

Revenues
Commissions	$1,504,555	$436,235	$3,240,242	$634,306
Corporate Finance	682,563	262,924	991,028	351,115
Investment loss	(366,819)	(1,743,047)	(352,155)	(1,018,701)
Trading income (loss)	(493,715)	117,036	(2,045,241)	305,778
Interest and dividends	8,389	8,086	17,320	14,535
Loss on asset disposition	-	(9,256)	-	(9,256)
Gain on sale of life insurance policy	2,100,313	-	2,100,313	-
Other	8,750	24,137	8,750	69,018
	3,444,036	(903,885)	3,960,257	346,795

Expenses
Commissions and salaries	1,901,551	915,124	4,693,170	1,517,319
Underwriter warrant commissions	581,000		(533,198)
Underwriting expenses	28,374	46,536	45,660	68,869
Clearing expenses	27,125	18,320	51,460	37,274
Rent and utilities	87,064	78,830	181,375	129,786
Communication and quotation services	25,788	31,284	55,454	56,626
Professional fees	301,177	277,702	690,747	612,781
Travel and entertainment	27,852	8,371	61,358	21,459
Settlement expense	-	-	(20,000)	156,000
Bad debt expense	-	24,089	600	24,089
Depreciation and amortization	9,606	2,694	18,948	3,437
Licenses, taxes and insurance	114,348	173,248	289,817	356,717
Interest	8,739	6,165	26,357	21,781
Other	98,712	90,298	246,143	157,594
	3,211,336	1,672,661	5,807,891	3,163,732

Income (loss) before income taxes	232,700	(2,576,546)	(1,847,634)	(2,816,937)

Income tax expense:
Current	-	-	8,500	-
Deferred	-	-	-	-
	-	-	8,500	-

Net income (loss)	232,700	(2,576,546)	(1,856,134)	(2,816,937)
Income (loss) attributable to non-controlling interests	(45,158)	(2,173)	135,846	(2,173)

Net income (loss) attributable to VBI Vaccines, Inc. (formerly Paulson Capital (Delaware) Corp.) common stockholders	$277,858	$(2,574,373)	$(1,991,980)	$(2,814,764)

Basic net income (loss) per share	$0.19	$(2.23)	$(1.45)	$(2.44)
Diluted net income (loss) per share	$0.06	$(2.23)	$(1.45)	$(2.44)

Shares used in per share calculations:
Basic net income (loss) per share	1,497,141	1,153,397	1,377,826	1,153,397
Diluted net income (loss) per share	4,860,544	1,153,397	1,377,826	1,153,397

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,856,134)	$(2,816,937)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Receipt of underwriter warrants	(309,000)	(141,000)
Underwriter warrants owed to employees	(533,198)	-
Unrealized depreciation/expiration of underwriter warrants	1,150,163	552,000
Stock-based compensation	1,066,200	-
Depreciation and amortization	18,948	3,437
Bad debt expense	600	24,089
Loss on asset disposition	-	9,256
Change in assets and liabilities:
Receivables from/payable to clearing organization, net	(11,898)	1,487,933
Notes and other receivables	(340,912)	(1,221,911)
Income taxes receivable	-	7,000
Trading and investment securities owned	1,061,765	588,214
Prepaid and deferred expenses	(166,287)	(47,340)
Restructuring charges and other assets	(652,082)
Deferred revenue	-	(59,523)
Accounts payable, accrued liabilities and compensation payables	631,771	223,546
Trading securities sold, not yet purchased	1,655	-
Net cash provided by (used in) operating activities	61,591	(1,391,236)

Cash flows from investing activities:
Additions to furniture and equipment	(8,045)	(76,437)
Net cash used in investing activities	(8,045)	(76,437)

Cash flows from financing activities:
Proceeds from related party advance	-	1,500,000
Proceeds from issuance of preferred stock in consolidated entity	-	1,500,000
Proceeds from issuance of common stock	250,000	-
Net cash provided by financing activities	250,000	3,000,000

Increase in cash	303,546	1,532,327

Cash:
Beginning of period	6,728,680	337,136

End of period	$7,032,226	$1,869,463

Supplemental cash flow information:
Cash (paid) received during the period for income taxes, net	$(8,500)	$7,000
Cash paid during the period for interest	$-	$-
Disbursement of underwriter warrants to employees	$2,526,837	$-

See accompanying Notes to Consolidated Financial Statements

VBI VACCINES INC. AND SUBSIDIARIES

(FORMERLY PAULSON CAPITAL (DELAWARE) CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Merger

On May 8, 2014, the Company, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI”), and VBI Acquisition Corp., a special purpose wholly owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger Sub would merge with and into VBI, with VBI surviving as a wholly owned subsidiary of the Company (the “Merger”).

On July 25, 2014, VBI completed the Merger with Merger Sub and the Company changed its name to VBI Vaccines Inc. (“VBI Vaccines”). The Merger Agreement and the transactions contemplated thereby were approved by the Company’s Board of Directors (the “Board”) on May 1, 2014 and by the Company’s shareholders at a special meeting of shareholders held on July 14, 2014 (the “Special Meeting”). Beginning July 29, 2014, its stock began trading on The NASDAQ Capital Market under the symbol VBIV following the consummation of a 1-for-5 reverse split.

At the effective time of the Merger, and as a result of the Merger:

•

each share of VBI’s common stock and preferred stock was cancelled and converted into the right to receive .2452 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) , which resulted in 8,554,535 shares of Common Stock being issued to the former holders of VBI’s common stock and preferred stock; and

•

each outstanding option to purchase a share of VBI’s common stock, whether vested or unvested, and so long as such option had not, prior to the effective time of the Merger, been exercised, cancelled or terminated nor expired, is deemed to constitute an option to purchase, on the same terms and conditions, a number of shares of Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of VBI’s common stock or preferred stock subject to such option multiplied by (ii) the “Exchange Ratio” (defined below), at an exercise price per share of Common Stock equal to the quotient of (i) the exercise price per share of the Company’s Common Stock and Preferred Stock (rounded up to the nearest cent) subject to such option divided by (ii) the Exchange Ratio. The “Exchange Ratio” means .2452 shares of the Common Stock per one share of VBI’s common stock and preferred stock.

Immediately prior to the effective time of the Merger, all outstanding convertible debt securities issued by VBI were converted into capital stock of VBI so that, at the effective time of the Merger, VBI had no convertible notes or other indebtedness outstanding.

At the effective time of the Merger, the shareholders of VBI received shares of Common Stock which, together with options to purchase shares of VBI common stock that were converted into options to purchase shares of Common Stock represented approximately 41.5% of the shares of Common Stock on a fully diluted basis after the Merger.

Immediately following the effective time of the Merger, the Company issued 480,000 shares of Common Stock to Evolution Venture Partners, LLC as compensation for advisory services rendered to VBI; 120,000 shares of Common Stock to Middlebury Securities, LLC as compensation for placement agency services rendered to VBI; 341,731 shares of Common Stock to Palladium Capital Advisors, LLC as compensation for placement agency services rendered to VBI; and 1,068,502 shares of Common Stock to Bezalel Partners, LLC as compensation for consulting services rendered to VBI.

The shares of Common Stock issued in connection with the Merger will not be transferable except (i) pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) or (ii) upon receipt by the Company of a written opinion of counsel for the holder reasonably satisfactory to the Company to the effect that the proposed transfer is exempt from the registration requirements of the Securities Act and applicable state securities laws.

Following the Merger, upon the written request of the former VBI shareholders who hold at least 25% of the shares of the Company’s Common Stock after the Merger, the Company will be required to file with the Securities and Exchange Commission (the “SEC”), and thereafter to use its commercially reasonable efforts, to have declared effective as soon as practicable and in any event within 90 days after the initial filing thereof with the SEC, a registration statement under the Securities Act covering the resale of the common stock owned by such shareholders.

Restructuring of Paulson Investment Company, Inc.

As a condition to the Merger, the Company restructured the portion of its business involving the broker-dealer license held by its subsidiary, Paulson Investment Company, Inc. (“PIC”). As a result of the restructuring, the Company’s ownership interest in PIC was reduced to a negligible amount through the issuance of equity securities of PIC, as described below.

At the effective time of the Merger, an irrevocable liquidating trust, The Paulson Liquidating Trust (the “Trust”) was created and the holders of record of Common Stock as of the record date for the Company’s 2013 Annual Meeting of Shareholders (the “2013 Record Date”) (such stockholders are referred to as the “Legacy Shareholders”) were given non-transferable beneficial interests in the Trust in proportion to their pro rata ownership interest in the Common Stock as of the 2013 Record Date. The majority of the assets currently held by PIC, which are non-operating assets primarily consisting of underwriter warrants, trading and investment securities, and cash and accounts receivables (the “Trust Assets”), collectively valued at approximately $9.8 million at June 30, 2014, were transferred to the Trust at the effective time of the Merger. It is expected that the Trust Assets will be liquidated and distributed to the Legacy Shareholders over the next two to three years.

Concurrently with the transfer of the Trust Assets to the Trust, PIC was converted from a corporation to a limited liability company under the laws of the State of Oregon (the resulting entity is referred to as the “Converted Entity”). Immediately upon conversion of PIC to a limited liability company at the effective time of the Merger, the series of transactions described below occurred:

•

River Integrity Investments, LLC (“River Integrity”), which held a promissory note issued by PIC on January 14, 2013, as amended and restated on April 9, 2014, in the principal amount of $1.5 million, converted all outstanding principal and interest under its promissory note into a 35% membership interest in the Converted Entity.

•

River Integrity, which, in addition to the promissory note described above, held 215,438 shares of Series B Preferred Stock of PIC that were purchased on June 26, 2013 for $1.5 million, exchanged all of its shares of Series B Preferred Stock of PIC for a 12.5% membership interest in the Converted Entity.

•

DTA Investments LLC, which held a promissory note issued by PIC on September 30, 2013, as amended and restated on April 10, 2014, in the principal amount of $700,000, converted all outstanding principal under its promissory note into an 11.6% membership interest in the Converted Entity.

•	Christopher Clark, Robert Setteducati and Thomas Parigian, members of the management team of PIC, were each issued a 13.63% membership interest in PIC in return for services performed for PIC.

As a result of the transactions described above, the ownership interest of the Company in PIC was diluted to a 0.01% membership interest in the Converted Entity.

Concurrent with the closing of the Merger, VBI Vaccines completed two private placements of equity securities with gross proceeds of approximately $16,250,000 from VBI’s existing biotech venture capital fund investors and other institutional investors. In addition to participating in the private placement, Perceptive Advisors also entered into a credit agreement with the Company for a secured debt facility up to $6,000,000, half of which may be drawn down immediately.

The financial information for Paulson Capital (Delaware) Corp. and its majority-owned subsidiary, Paulson Investment Company, Inc., and its wholly owned subsidiary, VBI Acquisition Corp. (collectively sometimes referred to as the “Company”) included herein as of June 30, 2014 and December 31, 2013 and for the three- and six-month periods ended June 30, 2014 and 2013 is unaudited and does not include the financial information of VBI or the results of the completion of the Merger or the related private placements; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2013 is derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Change of State of Incorporation and Articles of Incorporation

Effective March 20, 2014 (the “Effective Date”), the Company changed its state of incorporation from the State of Oregon to the State of Delaware. The reincorporation was pursuant to an Agreement and Plan of Merger dated March 20, 2014 approved by shareholders at the 2013 Annual Meeting held on November 8, 2013 (the "Plan"). Under the Plan, each issued and outstanding share of common stock, no par value, of the predecessor entity, Paulson Capital Corp. (“Paulson Oregon”) was automatically converted into one share of Paulson Capital (Delaware) Corp. (“Paulson Delaware”), a Delaware corporation, common stock, $0.0001 par value. Each share of Paulson Oregon’s preferred stock, no par value, issued and outstanding was automatically converted into one share of Paulson Delaware’s preferred stock, $0.0001 par value. Any options, warrants, or other securities of Paulson Oregon shall be enforced against Paulson Delaware to the same extent as if such options, warrants or other securities had been issued by Paulson Delaware. As a result of the reincorporation, the Company became Paulson Delaware, its name was changed to “Paulson Capital (Delaware) Corp.” and Paulson Oregon no longer exists. The directors and officers of Paulson Oregon continue to be the directors and officers of Paulson Delaware, and Paulson Delaware continues to operate the business of Paulson Oregon as it existed immediately prior to the reincorporation.

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

In accordance with Rule 12g-3 of the Securities and Exchange Act of 1934, the shares of Common Stock of Paulson Delaware were deemed to be registered under Section 12(b) of the Exchange Act as the successor to Paulson Oregon. The Common Stock continues to be listed on The NASDAQ Capital Market, and effective July 29, 2014, the ticker symbol changed from “PLCC” to “VBIV.”

Note 3. Dissolution of Subsidiary

The Company’s former wholly owned subsidiary, Paulson Capital Properties, LLC, was dissolved effective May 14, 2014. The subsidiary was established for the purpose of purchasing, improving and remarketing underappreciated real estate. From inception through the date of dissolution, no real estate had been purchased.

Note 4. Earnings Per Share

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

In the three-month period ended June 30, 2014 we included 3,347,209 contingently issuable common shares in the calculation of diluted earnings per common share that were held in escrow pending the results of our July 14, 2014 Special Meeting of Shareholders and subsequent closing of a financing transaction. The contingently issuable common shares are described below in Note 10 where the Company will issue the investors a Unit consisting of (i) shares of Common Stock; (ii) shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. For the six-month period ended June 30, 2014, the contingently issuable shares were antidilutive due to net loss.

Following is a reconciliation of our shares used for our basic net income (loss) per share and our diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2014	2013	2014	2013
Shares used for basic net income (loss) per share	1,497,141	1,153,397	1,377,826	1,153,397
Effect of dilutive stock options	16,194	-	-	-
Effect of contingently issuable common shares	3,347,209	-	-	-

Shares used for diluted net income (loss) per share	4,860,544	1,153,397	1,377,826	1,153,397
Stock options not included in diluted net income (loss) per share because their effect would have been anti-dilutive	32,000	42,700	32,000	42,700

Note 5. Fair Value Measurements

Various inputs are used in determining the fair value of our assets and liabilities carried at fair value and are summarized into three broad categories:

●	Level 1 – unadjusted quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities is not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Trading and investment securities owned:
Corporate equities, marketable	$3,251	Level 1	$3,720	Level 1
Corporate equities, not readily marketable	585	Level 3	1,122	Level 3
Corporate options/warrants, marketable	11	Level 1	67	Level 1
Underwriter warrants	1,908	Level 3	5,276	Level 3
Underwriter warrants payable to employees	(581)	Level 3	(3,641)	Level 3

Following is a summary of activity related to our Level 3 financial assets and liabilities (in thousands):

	Underwriter Warrants	Underwriter Warrants Payable to Employees	Not Readily Marketable Investment Securities
Balance, December 31, 2013	$5,276	$(3,641)	$1,122
Fair value of securities received included as a component of corporate finance income	309	-	-

Fair value of securities received included as a component of compensation expense	-	(581)	-

Fair value of securities distributed to employees	(2,527)	2,527	-

Sale of investment in privately held company	-	-	(205)

Reclassification of investment from Level 3 to Level 1 *	-	-	(200)

Net gain (loss), included as a component of compensation expense	(1,114)	1,114	-

Net gain (loss), included as a component of investment income	12	-	(132)

Underwriter warrants exercised or expired included as a component of investment income	(48)	-	-
Balance, June 30, 2014	$1,908	$(581)	$585

* On February 7, 2014, one of our Level 3 investments consummated a merger where a quoted price became available on an active market, and we reclassified it to a Level 1 investment.

	Underwriter Warrants	Underwriter Warrants Payable to Employees	Not Readily Marketable Investment Securities
Balance, December 31, 2012	$1,548	$-	$4,878
Fair value of underwriter warrants received included as a component of corporate finance income	141		-
Net unrealized gain (loss), included as a component of investment income related to securities held	(460)	-	(633)
Underwriter warrants exercised or expired included as a component of investment income	(92)	-	-
Balance, June 30, 2013	$1,137	$-	$4,245

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

Valuation of Underwriter Warrants and Underwriter Warrants Payable to Employees

We estimate the fair value of underwriter warrants using the Black-Scholes Option Pricing Model. The warrants generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restriction period of six months to one-year in which the warrants cannot be exercised. The Black-Scholes model requires us to use five inputs including: stock price, risk free rate, exercise price, time remaining on the warrant and price volatility. After stock price, the most influential factor in this model is price volatility, which we calculate for each company’s warrants based on each company’s own historical closing stock prices as well as an index of historical prices for comparable companies. When we initially receive a new underwriter warrant from an initial public offering, its calculated volatility factor is entirely based on the volatility of an index of comparable companies, since there is no price history for a new publicly traded company. For publicly traded companies, as each underwriter warrant approaches its expiration date, its volatility factor is derived primarily from the historical prices of its underlying common stock. Private company underwriter warrant valuations use the volatility index of comparable companies. There is no assurance that we will ultimately be able to exercise any of our warrants in a way that will realize the fair value that has been recorded in the financial statements based on this model. Underwriter warrants payable to employees represent warrants that are held by the Company, but are distributable to employees as compensation at periods ended June 30, 2014 and December 31, 2013.

There were no changes to our valuation methods or techniques during the first six-month periods of 2014 or 2013.

The following table is a quantitative disclosure about the significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range		Weighted Average
				Minimum	Maximum
Investments in privately-held companies	$585	Market approach; Asset approach	Discount rate for lack of liquidity	13.0%	20.0%	13.7%

Underwriter warrants	1,908
Underwriter warrants payable to employees		Black-Scholes Option Pricing Model	Volatility index of comparable companies
	(581)			66.7%	99.6	83.1

	$1,912

Note 6. Stockholders' Equity

Comprehensive Income

The Company did not have any transactions that generated comprehensive income during the first six months of fiscal 2014 or during the fiscal year ended December 31, 2013.

Common Stock Split

As described above in Note 1, on July 25, 2014, the Board enacted a 1-for-5 reverse stock split of the Common Stock. The Common Stock began trading post-split on July 29, 2014 under the new ticker symbol “VBIV.” Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

Private Placement of Common Stock

On January 29, 2014, the Company closed the private sale of 100,000 shares of its Common Stock (the “Shares”) to six accredited investors at a price of $2.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act.

Repurchase of Common Stock

There were no common shares repurchased during the first six months of 2014.

In September 2001, our Board approved a stock repurchase program pursuant to which we are authorized to repurchase up to 120,000 shares of our common stock. In addition, in June 2008, our Board approved the repurchase of up to a total of an additional 40,000 shares of our common stock. Through June 30, 2014, 146,398 shares had been repurchased and, as of June 30, 2014, 13,602 shares remained available for repurchase. These repurchase programs do not have an expiration date.

Common Shares in Escrow

As described in Note 10, the Company issued and placed 57,555 shares of common stock in escrow on July 25, 2013. These shares are not considered officially outstanding until they are released from the escrow.

1999 Stock Option Plan

Under the Company’s 1999 Stock Option Plan, which expired in September 2009, 32,000 and 36,000 shares of Common Stock are reserved for potential future issuance pursuant to the Company’s outstanding options as of the three- and six-month periods ended June 30, 2014, respectively. For the three- and six month periods ended June 30, 2013, we had 42,700 stock options outstanding.

2013 Equity Incentive Plan

Our 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the reservation of 300,000 shares common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board granted 60,000 stock options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, pursuant to the adoption of the 2013 Plan by the Company’s shareholders. On March 19, 2014, the Board granted 204,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. On April 10, 2014, the Board granted an additional 36,000 common shares to officers and directors under the same terms as the March 2014 grant.

Note 7. New Accounting Guidance

In May 2014, the FASB issued ASU 2014-9, an update on revenue from contracts with customers. The core principal of this guideline is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605.  The amendment will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the consolidated financial statements. The Company does not expect these changes to have a material impact.

Management has reviewed the other new accounting guidance and determined that there is not a material impact on our financial statements.

Note 8. Change in Preferred Stock Designation

On June 19, 2013, the Company’s Board authorized the creation of Series A Preferred Stock. On July 18, 2013, the Company filed a Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of Oregon. Upon the reincorporation of the Company in Delaware from Oregon effective March 20, 2014, each share of Paulson Oregon’s preferred stock, no par value, issued and outstanding was automatically converted into one share of Paulson Delaware’s preferred stock, $0.0001 par value.

Note 9. Restructure of Paulson Investment Company, Inc.

As a condition to the Merger, the Company has restructured the business involving the broker-dealer license held by the Company’s subsidiary, Paulson Investment Company, Inc. (“PIC”). As a result of the restructuring, which has been approved by the Financial Industry Regulatory Authority (“FINRA”), PIC is now a separate entity owned by prior management and outside investors.

During the first quarter of fiscal 2013, PIC received a $1,500,000 loan from a related-party investor pursuant to a convertible promissory note bearing 5% simple interest which is due on January 13, 2016. The note holder agreed the note would stop accruing interest after April 30, 2013. The note was amended and restated in the second quarter of 2014. The amended and restated note was converted in connection with the consummation of the Merger into a 35% membership interest in the Converted Entity.

During the second quarter of fiscal 2013, PIC issued 215,438 shares of series B preferred stock for $1,500,000. The series B preferred stock is afforded no conversion or voting rights. Upon a liquidation event, the shareholder would be given a liquidation preference equal to 15.79%. During the second quarter of 2014, the holder of the series B preferred stock and PIC entered into a securities exchange agreement pending FINRA approval of the Form CMA seeking approval for the issuance of membership interests in the Converted Entity. Upon the closing of the Merger all shares of series B preferred stock were exchanged for a 12.5% membership interest in the Converted Entity.

During the fourth quarter of fiscal 2013, PIC received a $700,000 loan from an outside investor pursuant to a convertible promissory note bearing 5% simple interest, with a maturity date of July 1, 2014. During the second quarter of 2014, the note was amended and restated to extend the maturity date to December 31, 2014 and increase the interest rate to 10% per annum after July 2, 2014. Upon the closing of the Merger, the outstanding principal under the amended and restated note was converted into an 11.6% equity interest in the Converted Entity following approval by FINRA of the Form CMA seeking approval for the issuance of securities of PIC upon conversion of the amended and restated note.

Please see Note 1. Basis of Presentation, above.

Note 10. Corporate Reorganization

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

Under the agreements, the Company will complete the private placement of a Unit consisting of (i) 57,555 shares of Common Stock; (ii) 500,000 shares of Series A Preferred Stock; (iii) a Class A Warrant; and (iv) a Class B Warrant. Each share of Series A Preferred Stock has a stated value of $4.03487 and a conversion ratio of 0.461128121 per share of Common Stock, subject to adjustment. Each share of Series B Preferred Stock will be convertible into one share of Common Stock and have a stated value of $1.75 per share and a conversion ratio equal to one share of Common Stock for each share of Series B Preferred Stock outstanding, equal to a purchase price of $1.75 per share of Common Stock, subject to adjustment. The Class A Warrant is exercisable for up to 1,500,000 shares of Series B Preferred Stock at a per share exercise price of $4.00, subject to adjustment, beginning on the date that is six months following the date of issuance and ending on the date that is five years thereafter. The Class B Warrant is exercisable for up to 2,711,881 shares of Series B Preferred Stock. The purchase price of one share of Common Stock underlying the Class B Warrant is deemed to be $1.75, subject to adjustment, without any payment of consideration by the Holder upon exercise. The Class B Warrant is exercisable beginning on the date that is six months following the date of issuance and ending on the date that is two years thereafter. As described below in Note 11, on July 25, 2014, the 2013 PIPE Financing closed, and the Investment Funds were released from escrow.

On January 29, 2014, the Company closed the private sale of 100,000 shares of its Common Stock (the “2014 PIPE Financing”) to six accredited investors at a price of $2.50 per share for gross proceeds of $250,000. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D promulgated under the Securities Act.

Note 11. Subsequent Events

Please see Note 1. Basis of Presentation, above.

a)     Variation Biotechnologies and Paulson Capital Announce Completion of Merger

On July 14, 2014, the Company held a Special Meeting of Stockholders at which 67.4% of the outstanding shares of the Company’s Common Stock were cast and more than 98% of the votes cast were voted in favor of each of a group of proposals related to the Merger.

On July 25, 2014, VBI announced the completion of the Merger. VBI became a wholly-owned subsidiary of the Company and the Company will now be known as VBI Vaccines Inc. (“VBI Vaccines”). Beginning July 29, 2014, its stock began trading on The NASDAQ Capital Market under the symbol VBIV following the consummation of a 1-for-5 reverse split.

Concurrent with the closing of the Merger, VBI Vaccines completed two private placements of equity securities with gross proceeds of approximately $16,250,000 from VBI’s existing biotech venture capital fund investors and other institutional investors. In addition to participating in the private placement, Perceptive Advisors also entered into a credit agreement with the Company for a secured debt facility up to $6,000,000, half of which may be drawn down immediately.

b)     Divestiture of Paulson Investment Company, Inc.

On July 25, 2014, at the effective time of the Merger, the Company divested its ownership of its former operating subsidiary, Paulson Investment Company, Inc., which will operate as an independent entity going forward under new ownership.

c)     Formation of The Paulson Investment Liquidating Trust

On July 25, 2014, at the effective time of the Merger, the Company formed an irrevocable liquidating trust for the benefit of certain legacy shareholders who were holders of record of the Company’s stock on October 11, 2013, as previously announced. The trust now holds what were the non-operating assets of Paulson Investment Company, Inc. These assets will be liquidated and distributed to the legacy shareholders over time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. Factors that may affect our future financial condition or results of operations include the following:

●	The merger with Variation Biotechnologies (U.S.), Inc. may not result in a profitable business.
●	Aspects of our business are volatile and affected by factors beyond our control.
●	We are subject to extensive regulation that could result in investigations, fines or other penalties.
●	We face intense competition in our industry.
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

GENERAL

Prior to the merger with Variation Biotechnologies (U.S.), Inc., which was completed on July 25, 2014 (the “Merger”), substantially all of our business consisted of the securities brokerage and corporate finance activities of our majority-owned subsidiary, Paulson Investment Company, Inc. ("PIC"), which had operations in the following four principal categories:

●	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;

●	securities trading from which we record profit or loss, depending on trading results;
●	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and

●	securities brokerage activities for which we earn commission revenues.

During the quarter ended June 30, 2012, the Company sold substantially all of PIC's retail brokerage business to JHS Capital Advisors, LLC and refocused its operations on boutique investment banking.

During the quarter ended June 30, 2014, the Company dissolved its 100% owned subsidiary, Paulson Capital Properties, LLC, which was established for the purpose of purchasing, improving and remarketing underappreciated real estate. From formation to the dissolution, Paulson Capital Properties did not purchase any real estate.

OVERVIEW

Prior to the Merger we operated in the financial services industry, therefore, our revenues and earnings were substantially affected by general conditions in financial markets. Our corporate finance activity, which consisted of acting as the managing underwriter of initial and follow-on public offerings, private investments in public equity (“PIPEs”) and private placements for smaller companies, was similarly affected by the strength of the market for new equity offerings, which has historically experienced substantial cyclical fluctuation.

During the first six months of 2014, the number of global IPOs almost doubled to 209 compared to 115 in the first six months of 2013, fueled by an increase in IPOs in Europe. Proceeds rose to $90.6 billion from $58.9 billion. The IPO market in the United States remained strong, with 147 IPOs in the first six months of 2014 for total proceeds of $31.4 billion compared to 92 such transactions for proceeds of $20.6 billion in the first six months of 2013. Regulatory changes under the JOBS Act led to greater interest and activity in smaller and emerging growth companies. Although we attempt to match operating costs with activity levels, many of our expenses are either fixed or difficult to change on short notice. Accordingly, fluctuations in corporate finance revenues tend to result in sharper fluctuations, on a percentage basis, in net income or loss.

Our reported investment and trading income or loss was affected by changes in market valuation of securities generally and, in particular, by changes in valuation of the equity securities of microcap companies in which our investments and trading activities tend to be concentrated. Equity markets in general, and microcap equity markets in particular, have always experienced significant volatility and this volatility has, in recent years, been extreme. As a result, the value of our investment portfolio and securities held in connection with our trading and investment activities has experienced large quarterly fluctuations in income or loss, and our net worth has substantially increased or decreased as our securities holdings are marked to market.

A substantial portion of our corporate finance business consisted of acting as placement agent for PIPEs and private placements for microcap and small-cap companies. As a part of our compensation for the underwriting and placement agent activities, we also typically receive warrants exercisable to purchase securities of the issuer similar to those that we offer and sell as underwriter or placement agent. The warrants have varying terms and conditions, and generally have a five-year expiration date and vest immediately. The warrants are generally subject to a restricted period of six months to one year in which we cannot exercise. The exercise price is typically 120% of the price at which the securities are initially sold in the offering in which we participated. Accordingly, unless there is at least a 20% increase in the price of these securities at more than six months and less than five years after the offering, the warrants will remain “under water” and will ultimately expire unexercised.

As of June 30, 2014, we held 14 underwriter warrants from 10 issuers. The fair market value of the underwriter warrants was $1.9 million, and 18% of this amount was “under water.”

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our amended Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on June 17, 2014.

SALE OF RETAIL BROKERAGE OPERATIONS

In February 2012, we announced we reached an agreement with JHS Capital Advisors, LLC (JHS) of Tampa, Florida to sell substantially all of our retail brokerage operations, including many of our branch and non-branch offices as well as registered personnel (employees and independent contractors), to JHS. Under the transaction, Paulson advisors became registered representatives of JHS. The sale closed on April 16, 2012. Under the agreement, we were to be paid approximately $1,653,247 net of certain deductions for compensation expenses. The final purchase price was subject to recalculation after six months based upon the aggregate gross dealer commissions for the twelve month period ended at that time. After the recalculation, the final purchase price was $1,522,841. $1,107,741 was received on closing on April 16, 2012, and the balance was paid over three installments on July 16, 2012, October 15, 2012 and January 11, 2013.

RESTRUCTURING OF THE COMPANY

Prior to the Merger, management and the Board of Directors determined that due to market conditions and changes in government regulations, raising money for smaller capitalization and emerging companies had become very difficult for a company with our historical structure. Therefore, we began to take certain steps to reorganize our business. At the 2013 Annual Meeting of Shareholders held on November 8, 2013, our shareholders approved several corporate restructuring proposals including $5.25 million of new investment, a possible reverse split of our Common Stock and a change to the state of incorporation from Oregon to Delaware, the latter of which was effective in March 2014. Each change is discussed in more detail in our definitive Proxy Statement on Schedule 14A filed with the SEC on October 18, 2013, the results of the Annual Meeting filed with the SEC on Form 8-K/A on November 18, 2013, and in Notes 9 and 10 to our financial statements, which appear as Part I, Item 1 of this report.

SUBSEQUENT EVENT

On July 25, 2014, we completed the Merger. As a result of the Merger, we no longer operate in the financial service industry. The Merger was approved by our shareholders on July 14, 2014 and is discussed in more detail in our definitive Proxy Statement on Schedule 14A filed with the SEC on June 30, 2014, the results of the Annual Meeting filed with the SEC on Form 8-K on July 15, 2014, and in Note 1 to our financial statements, which appear at Part I, Item 1 of this report.

At the effective time of the Merger, an irrevocable liquidating trust, The Paulson Liquidating Trust (the “Trust”), was created for the purpose of managing and distributing the non-operating assets of PIC. The holders of record of our common stock as of the record date for our 2013 Annual Meeting of Shareholders (the “Legacy Shareholders”) were given nontransferable beneficial interests in the Trust in proportion to their pro rata ownership interests in the common stock. It is expected that the Trust assets will be liquidated and distributed to the Legacy Shareholders over the next two to three years. Legacy Shareholder may obtain further information about the Trust by contacting the trustee at paulsonliquidatingtrust@gmail.com.

RESULTS OF OPERATIONS

The revenues and operating results reported herein are influenced by fluctuations in the equity markets as well as general economic and market conditions, particularly conditions in the NASDAQ and over-the-counter markets, where our investment and trading positions and the underlying stock for the underwriter warrants are heavily concentrated. These fluctuations may be significant from one period to another. Some of the factors that may cause fluctuations in our reported revenues and operating results include the number of companies that are seeking financing, the quality and financial condition of those companies, market conditions in general, the performance of our previous underwritings and interest in certain industries by investors. Our revenues for the six month period ended June 30, 2014 included the following:

●	corporate finance revenues consisting principally of underwriting discounts and underwriter warrants;
●	securities trading from which we record profit or loss, depending on trading results;
●	investment income resulting from earnings on, and increases or decreases in the value of, our investment portfolio; and
●	securities brokerage activities for which we earn commission revenues.

The following tables set forth the changes in our operating results in the three- and six-month periods ended June 30, 2014 compared to the three- and six-month periods ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2014	2013	Change	Change
Revenues:
Commissions	$1,505	$436	$1,069	245.2%
Corporate finance	683	263	420	159.7
Investment loss	(367)	(1,743)	1,376	(78.9)
Trading income (loss)	(494)	117	(611)	(522.2)
Interest and dividends	8	8	-	*
Loss on asset disposition	-	(9)	9	*
Gain on sale of life insurance policy	2,100	-	2,100	*
Other	9	24	(15)	(62.5)
Total revenues	3,444	(904)	4,348	481.0
Expenses:
Commissions and salaries	1,902	915	(987)	(107.9)
Underwriter warrant commissions	581	-	(581)	*
Underwriting expenses	28	47	19	40.4
Clearing expenses	27	18	(9)	(50.0)
Rent and utilities	87	79	(8)	(10.1)
Communication and quotation services	26	31	5	16.1
Professional fees	301	278	(23)	(8.3)
Travel and entertainment	28	8	(20)	(250.0)
Bad debt expense	-	24	24	*
Depreciation and amortization	10	3	(7)	(233.3)
Licenses, taxes and insurance	114	173	59	34.1
Interest	9	6	(3)	(50.0)
Other	98	91	(7)	(7.7)
Total expenses	3,211	1,673	(1,538)	(91.9)
Income (loss) before income taxes	$233	$(2,577)	$2,810	109.0%

*Not meaningful.

	Six Months Ended June 30,		Favorable (Unfavorable)	Percentage
	2014	2013	Change	Change
Revenues:
Commissions	$3,240	$634	$2,606	411.0%
Corporate finance	991	351	640	182.3
Investment loss	(352)	(1,019)	667	(65.5)
Trading income	(2,045)	306	(2,351)	(768.3)
Interest and dividends	17	15	2	13.3
Loss on asset disposition	-	(9)	9	*
Gain on sale of life insurance policy	2,100	-	2,100	*
Other	9	69	(60)	(87.0)
Total revenues	3,960	347	3,613	1,041.2
Expenses:
Commissions and salaries	4,693	1,517	(3,176)	(209.4)
Underwriter warrant commissions	(533)	-	533	*
Underwriting expenses	46	69	23	33.3
Clearing expenses	52	37	(15)	(40.5)
Rent and utilities	181	130	(51)	(39.2)
Communication and quotation services	55	57	2	3.5
Professional fees	691	613	(78)	(12.7)
Travel and entertainment	61	21	(40)	(190.5)
Settlement expense	(20)	156	176	112.8
Bad debt expense	1	24	23	95.8
Depreciation and amortization	19	3	(16)	(533.3)
Licenses, taxes and insurance	290	357	67	18.8
Interest	26	22	(4)	(18.2)
Other	246	158	(88)	(55.7)
Total expenses	5,808	3,164	(2,644)	(83.6)
Loss before income taxes	$(1,848)	$(2,817)	$969	34.4%

*Not meaningful.

Revenues

The value of the markets in the United States in the first six months of 2014 continued to increase, with the Dow Jones Industrial Average rising 1.5% and the NASDAQ gaining 5.5%. Most of those gains were recorded in the second quarter of the year, with the Dow Jones Composite recording a 2.2% gain and the NASDAQ rising by 5.0%.

Commissions increased 245% during the second quarter ended June 30, 2014 compared to the second quarter of 2013 and increased 411% for the first six months of 2014 compared to the first six months of 2013. The increases are attributable to additional registered representatives in the current periods as well as two new office locations in New York City and Novato, California, which were opened in the second half of 2013. As of June 30, 2014, we had 38 registered representatives which were included in the Company's 50 employees, compared to 17 registered representatives as of June 30, 2013.

Corporate finance income in the second quarter of 2014 increased 160% from the second quarter of 2013, and was up 182% for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013. We participated in ten private offerings in the first six months of 2014, in which we raised $43.9 million in gross proceeds, compared to three private placements in the first six months of 2013, in which we raised $9.0 million in gross proceeds.

Investment loss included the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2014	2013	2014	2013
Net unrealized appreciation (depreciation) related to underwriter warrants	303	$(1,153)	(1,150)	$(552)
Net unrealized appreciation (depreciation) of securities held based on quoted market prices or, for securities that are not readily marketable, our estimate of their fair value	(565)	(590)	1,363	(604)
Net realized gain (loss) on the sale of securities with quoted market prices and securities that are not readily marketable	(105)	-	(565)	137
	(367)	$(1,743)	(352)	$(1,019)

We exercised approximately 10% of one of our underwriter warrant positions in the second quarter of 2014. We exercised and sold approximately 10% of one of our underwriter warrant positions in the first six months of 2013. Generally, when we exercise a warrant to obtain the underlying common stock, the common stock is subsequently sold in the near term and the related gain is reflected as a component of investment income.

The realized loss on the sale of securities for the six month period of 2014 was primarily due to the disposition of two private investments. During the first quarter of 2014, we sold one private investment with a realized loss of $415,000, and realized a $100,000 loss on another private investment in the second quarter of 2014. During the first six months of 2013, we incurred significant write-downs in the fair-value estimate of two of our private investments, which were partially offset with a large mark-to-market increase in the value of another private investment position.

Investment income (loss) is volatile from period to period due to the fact that it is driven by the fair value of the securities and underwriter warrants held. In addition, the performance of the securities in which we have a concentration can significantly affect our investment income from period to period.

Trading loss was $494,000 in the second quarter of 2014, compared to trading income of $117,000 in the second quarter of 2013. For the first six months of 2014, trading loss was $2.045 million, compared to trading income of $306,000 for the first six months of 2013. The trading income was negatively affected by the market value of certain securities in our trading portfolio. Our focus is on very small capitalization issues, especially those tied to our corporate finance clients.

Gain on sale of life insurance policy during the three- and six-months period ended June 30, 2014 was primarily due to the sale of the life insurance policy on the Company’s founder, Chester L.F. Paulson, for cash proceeds of $2.6 million. The related commissions and expenses were $500,000, resulting in the net gain of $2.1 million.

Expenses

Total expenses increased by $1.538 million in the second quarter of 2014 compared to the second quarter of 2013, and increased by $2.644 million for the first six months of 2014 compared to the first six months of 2013. The increases were primarily due to the increases in commission revenue during the same periods, as well as expenses related to the offices we opened in New York and Novato, including an increase in the number of employees.

Professional fees increased by $23,000 in the second quarter of 2014 and by $78,000 in the first six-months of 2014 as additional fees were incurred due to the restructuring of the Company.

Expenses varied due to the timing and level of investment banking activity.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2014, our primary sources of liquidity included our cash and receivables from our clearing organization, offset by payables to our clearing organization. During the first quarter of 2014, we completed the private placement of 100,000 shares at $2.50 per share for proceeds of $250,000. During the first quarter of 2013, PIC received a $1.5 million loan, and during the second quarter of 2013, a $1.5 million investment in preferred stock of PIC, both from an outside investor.

During the six months ended June 30, 2014, our sources of liquidity included, to a certain extent, our trading positions, borrowings on those positions and profits realized upon the sale of the securities underlying underwriter warrants exercised. The liquidity of the market for many of our securities holdings, however, varies with trends in the stock market, which can negatively affect our liquidity if unfavorable market conditions persist. Since many of the securities we hold are thinly traded, and we are, in many cases, a primary market maker in the issues held, any significant sales of our positions could adversely affect the liquidity of the issues held. In general, falling prices in NASDAQ and over-the-counter securities (which make up most of our trading positions) leads to decreased liquidity in the market for these issues, while rising prices in NASDAQ and over-the-counter issues tend to increase the liquidity of the market for these securities.

During the six months ended June 30, 2014, as a securities broker-dealer, we were required by SEC regulations to meet certain liquidity and capital standards. We believe we were in compliance with these standards at June 30, 2014.

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

At June 30, 2014, we owned 14 underwriter warrants from 10 issuers, all of which were exercisable. Three of the warrants had an exercise price below the June 30, 2014 market price of the securities receivable upon exercise.

Cash provided by operating activities totaled $62,000 in the six-month period ended June 30, 2014, including our net loss of $1.856 million and changes in our operating assets and liabilities as discussed in more detail below.

Our net receivable from our clearing organization totaled $455,000 at June 30, 2014 and $445,000 at December 31, 2013. Our net receivable from our clearing organization is affected by the results of the activity in our trading and investment accounts, as well as the timing of general corporate expenditures and cash flow requirements.

Notes and other receivables increased $340,000 to $2,119,000 at June 30, 2014 from $1,779,000 at December 31, 2013. The notes are primarily related to loans issued to our newest employees.

Restructuring charges and other assets increased $652,000 to $731,000 at June 30, 2014 from $79,000 at December 31, 2013. These assets primarily represent the capitalized incremental direct costs related to the restructuring of the Company and the PIPE financings.

Cash used by investing activities totaled $8,000 in the six months ended June 30, 2014. This amount was due to the purchase of furniture and equipment. Purchases of furniture and equipment used cash of $76,000 in the six months ended June 30, 2013.

Proceeds from the issuance of common stock provided cash of $250,000 in the six months ended June 30, 2014. Advance from related party totaled $1,521,781 at June 30, 2013, and included $21,781 of accrued interest. During the six month period, we received a cash advance from an outside investor upon executing a promissory note convertible into preferred stock of PIC. We also received $1,500,000 from the issuance of preferred stock of PIC.

Changes in our trading and investment securities owned are dependent on the purchase and sale of securities during the period, as well as changes in their fair values during the period.

A summary of activity related to the fair value of our underwriter warrants was as follows (in thousands):

Balance, December 31, 2013	$5,276
Receipt of underwriter warrants	309
Fair value of securities distributed to employees	(2,527)
Net loss on value of warrants	(1,102)
Warrants exercised or expired	(48)
Balance, June 30, 2014	$1,908

In September 2001, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to 120,000 shares of our common stock. In June 2008, our Board of Directors approved the repurchase of up to a total of an additional 40,000 shares of our common stock. Through June 30, 2014, a total of 146,398 shares had been repurchased and 13,602 shares remained available for repurchase under the program. This repurchase program does not have an expiration date. We do not anticipate making additional purchases under the program.

In conjunction with the VBI Merger we closed a financing through which we raised gross proceeds of $11 million. We expect the proceeds from this offering; along with the funds we have on hand, to be sufficient to support our operations up to Q3 2016.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We incorporate by reference the risk factors included in our definitive Proxy Statement on Schedule 14A filed with the SEC on June 30, 2014.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1 3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 31.1*

Agreement and Plan of Merger (1)

Certificate of Incorporation, as amended (2)

Bylaws, as amended. (2)

Voting Agreement with Clarus Lifesciences L.L.P (3)

Voting Agreement with Arch Venture Fund VI, L.P. (3)

Voting Agreement with 5AM Ventures, L.P. (3)

Voting Agreement with 5AM Co-Investors II, L.P. (3)

Voting Agreement between Variation Biotechnologies (U.S.), Inc. and Paulson Family LLC (3)

Leak-Out Agreement No.1 (3)

Leak-Out Agreement No. 2 (3)

FINRA Filing Agreement (4)

Employment Agreement with Jeff Baxter (3)

Employment Agreement with Egidio Nascimento (3)

Employment Agreement with David Anderson (3)

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

(1) Incorporated by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the Commission on June 30, 2014.

(2) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on July 28, 2014.

(3) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on May 14, 2014.

(4) Incorporated by reference to Exhibit G to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the Commission on June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	VBI VACCINES INC.
(FORMERLY PAULSON CAPITAL
(DELAWARE) CORP.)

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer Principal Executive Officer

	By:	/s/ Egidio Nascimento
Egidio Nascimento
Chief Financial Officer Principal Financial Officer