Form 10-Q
period 2014-09-30
VBI VACCINES INC.
filed 2014-11-14
CIK 704159

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value	20,012,760
(Class)	(Outstanding at November 13, 2014)

VBI VACCINES INC. AND SUBSIDIARIES

(FORMERLY PAULSON CAPITAL (DELAWARE) CORP. AND SUBSIDIARIES)

FORM 10-Q

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013

CURRENT ASSETS
Cash	$14,797,616	$624,419
Investment tax credits receivable	105,764	126,530
Prepaid expenses and deposits	298,598	107,433
Government receivables	93,971	56,662
Other receivables	15,114	-
	15,311,063	915,044

FUNDS HELD IN ESCROW	-	777,746
DEFERRED FINANCING COSTS, NET	439,525	-
PROPERTY AND EQUIPMENT, NET	91,667	30,132
INTANGIBLES, NET	459,532	519,403

	$16,301,787	$2,242,325

CURRENT LIABILITIES
Accounts payable	$532,021	$237,889
Accrued liabilities	326,969	268,828
Related party convertible notes	-	18,962,602
Current portion of long-term debt	150,000	-
	1,008,990	19,469,319

LONG-TERM DEBT, NET	1,884,504	-

	2,893,494	19,469,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common shares (authorized 200,000,000; issued 19,737,760; par value $0.0001) (2013 - issued 1,171,892)	1,974	117
Convertible preferred shares (authorized 30,000,000; issued 2,996,482; par value $0.0001)	299	-
Warrants	1,027,000	-
Additional paid-in capital	78,211,509	33,088,470
Accumulated other comprehensive income (loss)	38,005	-
Accumulated deficit	(65,870,494)	(50,315,581)
	13,408,293	(17,226,994)
	$16,301,787	$2,242,325

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013

Expenses
Research and development	$867,035	$414,707	$1,898,728	$1,262,861
General and administration	5,691,492	501,372	7,898,872	1,558,878
Net loss from operations	6,558,527	916,079	9,797,600	2,821,739

Interest expense	58,136	409,237	865,835	1,155,782
Foreign exchange (gain)	57,107	(87,826)	50,962	131,169
Accretion of debt discount	61,504	-	61,504	-
Interest income	(2,640)	(366)	(2,836)	(1,142)

NET LOSS	$6,732,634	$1,237,124	$10,773,065	$4,107,548

Currency translation adjustment	(5,401)	79,486	38,005	(90,644)

COMPREHENSIVE LOSS	$6,727,233	$1,316,610	$10,811,070	$4,016,904

Loss per share of common stock, basic and diluted	$(0.46)	$(1.06)	$(1.88)	$(3.51)

Weighted-average number of common shares outstanding, basic and diluted	14,703,833	1,171,892	5,745,478	1,171,892

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock		Series 1 Preferred Stock		Warrants		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Number	Amount	Amount	Amount	Amount	Amount
December 31, 2012, Balance	1,171,892	$117	-	$-	-	$-	$32,953,470	$-	$(44,863,712)	$(11,910,125)
Stock-based compensation	-	-	-	-	-	-	135,000	-	-	135,000
Net loss	-	-	-	-	-	-	-	-	(5,451,869)	(5,451,869)
December 31, 2013, Balance	1,171,892	117	-	-	-	-	33,088,470	-	(50,315,581)	(17,226,994)

Common shares issued for cash upon exercise of stock options	41,016	4	-	-	-	-	(3)	-	-	1
Common shares issued on conversion of convertible notes	7,341,627	734	-	-	-	-	19,746,350	-	-	19,747,084
Effect of reverse merger recapitalization on July 25, 2014	3,466,093	347	2,711,880	271	-	-	5,249,382	-	-	5,250,000
Common shares issued for services related to acquisition of Variation Biotechnologies (US), Inc.	1,548,502	155	-	-	-	-	3,321,382	-	-	3,321,537
Issuance of common shares on conversion of convertible debentures	558,837	56	-	-	-	-	1,018,848	-	-	1,018,904
Issuance of preferred shares on conversion of convertible debentures	-	-	284,602	28	-	-	520,544	-	-	520,572
Beneficial conversion feature on Series 1 Preferred Shares	-	-	-	-	-	-	4,781,848	-	(4,781,848)	-
Common shares issued for cash, July 2014 PIPE	5,128,061	513	-	-	-	-	9,212,522	-	-	9,213,035
Common shares issued for services related to July 2014 PIPE	461,731	46	-	-	-	-	990,368	-	-	990,414
Warrants issued with long-term debt	-	-	-	-	699,281	1,027,000	-	-	-	1,027,000
Stock-based compensation	-	-	-	-	-	-	196,800	-	-	196,800
Common shares issued for services	20,001	2	-	-	-	-	84,998	-	-	85,000
Other comprehensive loss	-	-	-	-	-	-	-	38,005	-	38,005
Net loss	-	-	-	-	-	-	-	-	(10,773,065)	(10,773,065)
September 30, 2014, Balance	19,737,760	$1,974	2,996,482	$299	699,281	$1,027,000	$78,211,509	$38,005	$(65,870,494)	$13,408,293

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2014	2013
NET INFLOW (OUTFLOW) OF CASH RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	$(10,773,065)	$(4,107,548)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of property and equipment and intangibles	84,066	110,478
Amortization of deferred financing costs	165,909	-
Stock-based compensation expense	281,800	101,250
Accretion of debt discount	61,504	-
Interest accrued on convertible notes	812,832	1,143,961
Unrealized foreign exchange valuation	38,005	122,323
Stock-based merger transaction costs	3,321,537	-
Net change in operating working capital items	129,451	351,810
	(5,877,961)	(2,277,726)

INVESTING
Funds held in escrow	777,746	(17,503)
Acquisition of property and equipment	(82,402)	(17,680)
	695,344	(35,183)

FINANCING
Issuance of common shares from exercise of stock options	1	-
Proceeds from issuance of common shares	15,214,561	-
Proceeds from issuance of preferred shares	1,035,135	-
Issuance of warrants	-	1,061
Share issue costs	(796,247)	-
Proceeds from convertible notes	1,500,000	2,500,000
Financing costs on notes converted to shares	(134,088)	-
Proceeds from term loan	3,000,000	-
Financing costs of long-term loan	(471,345)	-
Repayment of long-term debt	-	(42,605)
	19,348,017	2,458,456

Effect of exchange rate changes on cash	7,797	3,681

CHANGE IN CASH FOR THE PERIOD	14,173,197	149,228
CASH, BEGINNING OF PERIOD	624,419	615,512

CASH, END OF PERIOD	$14,797,616	$764,740

Supplementary information:
Interest paid	$53,000	$-
Non-cash investing and financing:
Issuance of common stock in connection with conversion of notes payable	$20,765,988	$-
Issuance of preferred stock in connection with conversion of notes payable	$520,572	$-
Debt discount on long-term debt	$1,027,000	$-

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Notes to Consolidated Financial Statements

 (Unaudited)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Nature of business

The Company, VBI Vaccines Inc. (formerly Paulson Capital (Delaware) Corp. (“Paulson”), a Delaware corporation (“VBIV”), is dedicated to the innovative formulation, development and delivery of safe and effective vaccines that expand and enhance vaccine protection in both established and emerging markets. VBIV, its wholly-owned subsidiary, Variation Biotechnologies (US), Inc. (“VBI US”) and Variation Biotechnologies, Inc. a Canadian company and the wholly-owned subsidiary of VBI US, are collectively referred to as the “Company”.

Planned Principal Operations

The Company is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. The Company plans, in the coming year to prepare several batches of vaccine for toxicology trials, Phase I clinical trials and other regulatory purposes. The Company does not expect to advance its first product candidate into Phase 1 clinical trials prior to 2015. All costs incurred to-date by the Company have directly or indirectly contributed to the advancement of these projects. The Company has not deferred or capitalized any costs related to any of these projects.

The Merger

On May 8, 2014, Paulson and VBI Acquisition Corp., a special purpose wholly owned subsidiary of Paulson (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger Sub would merge with and into VBI US (the transaction referred to as the “Merger”), with VBI US surviving as a wholly owned subsidiary of Paulson. VBI US was incorporated on December 20, 2006 under the laws of the State of Delaware. On December 28, 2006, VBI US completed a private round of financing and, contemporaneously acquired, through an exchange of shares, all of the outstanding common shares of VBI Cda, a Canadian company incorporated on August 24, 2001 under the Canada Business Corporations Act . All intercompany transactions and balances are eliminated in consolidation.

On July 14, 2014, Paulson held a Special Meeting of Stockholders at which 67.4% of the outstanding shares of Paulson’s common stock were cast and more than 98% of the votes cast were voted in favor of each of a group of proposals related to the Merger.

On July 25, 2014, the Merger closed and Paulson changed its name to VBI Vaccines Inc. Beginning on July 29, 2014, VBIV’s stock began trading on The NASDAQ Capital Market under the symbol VBIV following the consummation of a 1 for 5 reverse split.

At the effective time of the Merger, and as a result of the Merger:

●

each share of VBI US’s common and preferred stock was cancelled and converted into the right to receive 0.2452 (i.e.1.226/5) (“Exchange Ratio”) shares of VBIV’s common stock, par value $0.0001 per share (the “Common Stock”), which resulted in 8,554,535 shares of Common Stock being issued to the former holders of VBI US’s common stock and preferred stock; and

●

each outstanding option to purchase a share of the VBI US’s common stock, whether vested or unvested, and so long as such option had not, prior to the effective time of the Merger, been exercised, cancelled or terminated nor expired, was deemed to constitute an option to purchase, on the same terms and conditions, a number of shares of VBIV’s Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of VBI US’s common stock or preferred stock subject to such option multiplied by (ii) the Exchange Ratio, at an exercise price per share equal to the quotient of (i) the exercise price per share of VBI US’s common stock and preferred stock (rounded up to the nearest cent) subject to such option divided by (ii) the Exchange Ratio.

Immediately prior to the effective time of the Merger, all outstanding convertible debt securities issued by VBI US were converted into capital stock of VBI US so that, at the effective time of the Merger, VBI US had no convertible notes or other indebtedness outstanding.

At the effective time of the Merger, VBIV issued 8,554,535 shares of common stock to the shareholders of VBI US representing 71% of VBIV’s voting shares immediately post-merger.  VBI US was deemed to be the acquiring entity for accounting purposes and allocated the total purchase consideration to Paulson’s assets which consisted of cash amounting to $5,250,000.  The excess of the fair value of the consideration over the value of the net monetary assets of Paulson was recognized as a reduction to equity.

The financial statements of VBI US are treated as the historical financial statements of the combined company, with the results of Paulson being included from July 25, 2014.  The equity of VBI US has been retroactively restated to reflect the number of shares issued in the transaction.  The fair value of the consideration transferred amounted to $7.5 million as determined by the pricing of the $11 million July 2014 PIPE, as defined below, adjusted by the exchange ratio, which approximated the market price of Paulson's common stock as adjusted by a 49.5% discount for lack of marketability.

Contemporaneously with the merger, VBIV closed $11 million of private equity financing (the “July 2014 PIPE”) and executed a term loan facility in the amount of $6 million (the “Facility’), with the initial advance of $3 million drawn down on August 8, 2014 and the balance becoming available once certain product development milestones have been achieved. The amounts drawn on the Facility will accrue interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin will be increased by 4.00% per annum. Effective September 30, 2014, VBIV entered into an amendment to the Facility extending the deadline of the milestone requirement for VBIV to enter into a licensing agreement with a global pharmaceuticals company with respect to the Thermostable LPV technology, on terms satisfactory to the Lender, from September 30, 2014 to December 31, 2014. The Facility otherwise remains in full force and effect without modification.

As a condition to closing the Merger, VBIV also received $5,250,000 in cash invested by those investors or their designees who subscribed to purchase securities of Paulson on July 25, 2013 pursuant to the series of agreements described in the Current Report on Form 8-K/A filed with the SEC by Paulson on August 30, 2013.

On closing the Merger and the Facility, VBIV issued to the lender warrants to purchase 699,281 common shares. The exercise price for the warrants is $2.145 which is equal to the price per share of VBIV common stock paid by investors in the July 2014 PIPE. As a condition of funding an additional $3 million advance, the Company must achieve certain operational milestones. If the additional $3 million is advanced, VBIV will issue to the lender warrants to purchase 699,281 shares of VBIV’s common stock at an exercise price equal to the 10-day volume weighted average price of the common stock reported by Bloomberg LP for the 10 trading days preceding the date of the advance. If the advance is less than the $3 million maximum draw amount, the warrants issued will be adjusted on a pro-rata basis. The Facility also includes standard exit and prepayment fees ranging from 0% to 5% depending on the amount of elapsed time post-closing.

Immediately following the effective time of the Merger, VBIV issued 480,000 shares of Common Stock and paid $570,000 in cash to Evolution Venture Partners, LLC as compensation for advisory services rendered; 120,000 shares of Common Stock and paid $480,000 in cash to Middlebury Securities, LLC as compensation for placement agency and financial advisory services rendered; 341,731 shares of Common Stock and paid $367,500 in cash to Palladium Capital Advisors, LLC as compensation for placement agency services rendered; and 1,068,502 shares of Common Stock to Bezalel Partners, LLC as compensation for consulting services rendered.

The shares of Common Stock issued in connection with the Merger are not transferable except (i) pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) or (ii) upon receipt by the Company of a written opinion of counsel for the holder reasonably satisfactory to the Company to the effect that the proposed transfer is exempt from the registration requirements of the Securities Act and applicable state securities laws.

Following the Merger, upon the written request of the former shareholders of the Company who hold at least 25% of the shares of the Company‘s Common Stock after the Merger, the Company will be required to file with the SEC, and thereafter to use its commercially reasonable efforts, to have declared effective as soon as practicable and in any event within 90 days after the initial filing thereof with the SEC, a registration statement under the Securities Act covering the resale of the common stock owned by such shareholders.

Continuation of business and liquidity

VBIV has not generated any product revenues and has incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. Our accumulated deficit as of September 30, 2014 was $65.9 million and we expect to incur substantial losses in future periods. The Company plans to finance future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. The Company has not generated positive cash flows from operations, and there is no assurance that it will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

On July 25, 2014, the Company completed the Merger and two rounds of private equity financing raising with total gross proceeds of $16.25 million and obtained the $6 million term loan Facility, as described above. The Company is in the process of commercializing novel vaccines and will need to successfully manage normal business and scientific risks.

As of September 30, 2014, the Company had approximately $14.8 million of cash and working capital of $14.6 million. The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company has funded its operations to date, through the issuance of convertible preferred stock, the issuance of common stock, the issuance of secured convertible and other notes payable to certain stockholders and financial institutions, and funding received from government research and development grants. The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find the Company attractive. The Company’s cash and cash balance as of September 30, 2014 along with net proceeds from the two rounds of private equity financing and the term loan Facility completed during the third quarter of 2014 are expected to be adequate to fund the Company’s operations into 2016.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial information for the Company included herein as of September 30, 2014 and December 31, 2013 and for the three- and nine-month periods ended September 30, 2014 and 2013 is unaudited.

The financial information as of December 31, 2013 is derived from the audited consolidated financial statements included in the definitive proxy statement on Schedule 14A, filed with the SEC on June 30, 2014. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are the responsibility of the Company’s management. These financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates reflected in these consolidated financial statements include the estimated fair values of the Company’s common shares used in the valuation of the stock-based compensation, warrants, the long-term debt, investment tax credits, certain accruals, useful lives of intangibles and the valuation allowance recognized on the deferred tax assets.

Foreign currency translation

The functional currency of the Company is the U.S. dollar. Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date. Any monetary assets or liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date, with the resulting foreign exchange gain or loss being recorded in the statement of operations.

The functional currency of VBI Cda is the Canadian dollar. The accounts of VBI Cda are translated from its functional currency to U.S. dollars using the current rate method. Any gain or loss arising from translation is recorded to other comprehensive loss.

The Company does not use derivative financial products for hedging or speculative purposes and, as a result, is exposed to currency fluctuations. The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada; however, it maintains cash in each home currency to minimize the exposure of these fluctuations.

Recent accounting pronouncements

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and the Company adopted the guidance as of June 30, 2014. As a result of the adoption, the Company does not present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2017. This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

3. LOSS PER SHARE OF COMMON STOCK

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, warrants and stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 6.

The following potentially dilutive securities outstanding at September 30, 2014 and 2013 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30, 2014	September 30, 2013

Convertible preferred stock	2,996,482	3,991,448
Warrants	699,281	882,627
Stock options	3,480,055	779,776
	7,175,818	5,653,851

4. FAIR VALUE MEASURMENTS

FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

5. RELATED PARTY CONVERTIBLE NOTES AND OTHER CONVERTIBLE NOTES

On March 10, 2014 VBI US issued secured convertible notes to existing and new unrelated investors in the aggregate principal amount and for total gross proceeds of $500,000 and $1,000,000, respectively, which bear interest at 5% per annum, except upon and during the continuation of an event of default the interest rate shall be 15% per annum.

On July 25, 2014, the holders of the related party convertible notes issued prior to December 31, 2013 voluntarily converted all principal and accrued interest into Series A Preferred Shares of VBI US. Additionally, the holders of the convertible notes issued on March 10, 2014 converted into Common Stock of VBIV at a price per share of $0.36465 being 85% of the price paid for Common Stock as part of the $11 million private equity financing which closed concurrently with the Merger.

VBI US related party convertible notes and other convertible notes consisted of the following:

Date Issued	Share Warrants Issued	Original Maturity Date	September 30, 2014	December 31, 2013

Related party note holders:
November 17, 2010	856,605	August 17, 2011	$-	$4,331,933
June 3, 2011	-	February 17, 2012	-	3,500,000
December 14, 2011	-	June 30, 2012	-	1,100,000
March 9, 2012	-	June 30, 2012	-	1,100,000
June 20, 2012	-	September 30, 2012	-	1,200,000
October 24, 2012	-	January 31, 2013	-	1,200,000
February 22, 2013	26,022	August 31, 2013	-	750,000
June 10, 2013	-	August 31, 2013	-	750,000
August 26, 2013	-	December 31, 2013	-	250,000
September 30, 2013	-	December 31, 2013	-	750,000
December 11, 2013	-	March 31, 2014	-	625,000

Gross proceeds			-	15,556,933

Accrued interest to July 25, 2014			-	3,405,669

			$-	$18,962,602

Maturity date in effect			Not applicable	March 31, 2014

Contemporaneously with the Merger, the share warrants issued above were automatically cancelled.

6. STOCKHOLDERS’ DEFICIENCY AND ADDITIONAL PAID-IN CAPITAL

VBIV's authorized share capital consists of 200,000,000 voting common shares with a par value of $0.0001 and 30,000,000 preferred shares.

The preferred shares have been designated Series 1 Convertible Preferred Shares. The Series 1 Convertible Preferred Shares are convertible to common shares at any time at the option of the holder on a one-to-one basis.

Common Stock Split

On July 25, 2014, the Company effected a 1-for-5 reverse stock split of the Common Stock. The Common Stock began trading post-split on July 29, 2014 under the new ticker symbol “VBIV”. Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

Private Placements of Common Stock

July 2013 PIPE

On July 25, 2013, VBIV entered into a series of agreements intended to secure investment in the Company of $5.25 million (the “Investment Funds”) with two external investors (collectively, the “Investors”). The investment was made in a private placement transaction (the “2013 PIPE Financing”) which was exempt from registration under the Securities Act, subject to satisfaction of certain conditions. On July 25, 2014, contemporaneously with the Merger, the transaction closed. The Investors received 1,964,974 common shares and 2,711,880 Series 1 Preferred shares.

January 2014 PIPE

On January 29, 2014, the Company closed the private sale of 100,000 shares of its Common Stock to six accredited investors at a price of $2.50 per share for gross proceeds of $250,000. The transaction is not reflected in the consolidated statement of stockholders’ equity due to the restatement of the information related to the merger.

July 2014 PIPE

On July 25, 2014, the Company closed the private sale of 5,128,061 shares of its Common Stock to three biotech venture capital fund investors and other institutional investors at a price of $2.145 per share for gross proceeds of $11,000,000. Total share issuance costs were $1.8 million including non-cash compensation.

Stock Option Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of Common Stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At September 30, 2013, there were 42,700 stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the plan, and designated the number of options, exercise price and vesting period of the new options. At September 30, 2014, the maximum number of stock options issuable under the plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the Merger as described in Note 1 and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee.

On April 24, 2014, the Company granted 1,844,592 stock options to existing employees. The options began to vest on the closing of the Merger, which occurred on July 25, 2014. The options vest on a monthly basis over 48 months. The fair value of the options when granted from the 2006 Plan was estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.51%; expected volatility of 84.35%; and a 10 year expected life. The expected volatility was determined using an average of a pool of six early-stage public pharmaceutical or biotechnology companies.

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the reservation of 300,000 shares of common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board granted 60,000 options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, subject to the adoption of the 2013 Plan by the Company’s shareholders. On March 19, 2014, the Board granted 204,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. On April 10, 2014, the Board granted an additional 36,000 common shares to officers and directors under the same terms as the March 2014 grant. The transaction is not reflected in the consolidated statement of stockholders’ equity due to the restatement of the information related to the merger.

2014 Equity Incentive Plan

On May 1, 2014, the Board adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain directors, management, consultants and others in order to promote the success of the Company following the Merger by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders on July 14, 2014.

The 2014 Plan reserves 815,688 shares of the Company’s common stock for issuance (the "Share Reserve"). On the first day of each fiscal year during the period beginning in fiscal year 2014, and ending on the second day of fiscal year 2024, the Share Reserve shall be increased by an amount equal to the lesser of (i) 1,200,000 shares of the Company’s common stock or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (ii) 5% of the number of outstanding shares of the Company’s common stock on such date; and (iii) an amount determined by the Board.

There were 20,001 restricted common shares issued and 164,000 options granted from the 2014 Plan in the three months ended September 30, 2014 (2013 – 0).

The maximum number of options issuable under the option plans is summarized in the following table:

	Number of Options or Shares
	Options Outstanding	Shares Issued or Exercised	Available for Future Grants	Total

2006 VBI US Stock Option Plan	2,624,368	100,541	-	2,724,909
2013 Stock Incentive Plan	60,000	240,000	-	300,000
2014 Equity Incentive Plan	164,000	20,001	631,687	815,688

Total as at September 30, 2014	2,848,368	360,542	631,687	3,840,597

All future stock option or share grants will be from the 2014 Plan.

As of September 30, 2014, no shares of Common Stock were available for issuance under the previously adopted 1999 Plan, 2006 Plan or the 2013 Plan (other than shares issuable upon the exercise of currently outstanding stock options).

The fair value of the options expected to vest is recognized as an expense on a straight-line basis over the vesting period. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Research and development	$45,000	$9,250	$63,200	$27,750
General and administrative	212,000	24,500	218,600	73,500
Total stock-based compensation expense	$257,000	$33,750	$281,800	$101,250

Warrants

The warrants issued on July 25, 2014, as part of the Facility described in Note 1, entitle the holders to purchase 699,281 common shares. The exercise price for the warrants is $2.145 which is equal to the price per share of the Company common stock paid by investors in the $11 million July 2014 PIPE described in Note 1. Assuming the funding of an additional $3 million advance under the Facility, which is contingent on the Company achieving certain operational milestones, the Company will issue to the lender warrants to purchase an additional 699,281 shares of the Company’s common stock at an exercise price equal to the 10-day volume weighted average price of the common stock reported by Bloomberg LP for the 10 trading days preceding the date of the advance.

All previously issued warrants by VBI US in 2010 and 2013 as described in Note 5 automatically expired on consummation of the Merger. As a result, the amount previously attributed to these warrants was reduced to zero and reclassified as additional paid-in capital during the period ended September 30, 2014.

7. FINANCIAL INSTRUMENTS

Financial instruments recognized in the balance sheet consist of cash, other receivables, funds held in escrow, accounts payable, related party convertible notes and other convertible notes. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold or issue financial instruments for trading purposes and does not hold any derivative financial instruments.

At September 30, 2014 and December 31, 2013, the fair value of the secured convertible notes is estimated to be $0 and $14,623,772, respectively. At September 30, 2014 and December 31, 2013, the fair value of the long-term debt is estimated to be $2,867,445 and $0, respectively.

In determining the fair value of the secured convertible notes and the long-term debt, which are considered to be level 3 instruments, as of September 30, 2014 and December 31, 2013, the Company used the following assumptions:

	September 30, 2014	December 31, 2013
Secured convertible notes:
Interest rate	N/A	25%
Expected time to payment in months	N/A	3.0

Long-term debt:
Interest rate	15%	N/A
Expected time to payment in months	34	N/A

8. CONTINGENCIES

The Company entered into two consulting agreements with non-affiliated parties on January 17 and 28, 2013, respectively, whereby the Company has agreed to pay each of the consultants performance bonuses ranging from $10,000 to $125,000 for the achievement of the following milestones for a novel vaccine: patent filing; regulatory approval of clinical testing; start of Phase II and III studies; regulatory approval; and reaching cumulative sales of $100 million. Furthermore, the Company is committed to grant each consultant stock options equal to $100,000 upon successfully closing a Series B financing. None of the milestones were achieved prior to the date these consolidated financial statements were issued.

On July 18, 2011, as part of the ePixis asset acquisition, the Company entered into a Sale and Purchase Agreement where it is obligated to make the following milestone payments:

●	EUR 101,720 upon successful technology transfer to a contract manufacturing organization;
●	EUR 500,000 to EUR 1,000,000 upon first approval by the United States Food and Drug Administration;
●	EUR 750,000 to EUR 1,500,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 25,000,000, in the case of a sublicense the payments, are reduced by 50%;
●	EUR 1,000,000 to EUR 2,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 50,000,000 , in the case of a sublicense, the payments are reduced by 50%; and
●	in the case of a sublicense only, EUR 500,000 to EUR 1,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 75,000,000 and EUR 100,000,000

The events obliging the Company to make these payments have not yet occurred and the probability of them occurring is not determinable; consequently, no amounts are accrued in respect of these contingencies.

9. COMMITMENTS

Other than normal course vendor obligations, the following summarizes the Company’s significant contractual obligations are as follows for the years ended December 31:

	Contractual obligations
	Operating leases for lab and office space	Principal payments on credit facility and exit fee

2015	$271,285	$150,000
2016	248,370	900,000
2017	300,857	2,010,000
2018	44,548	-
Total	$865,060	$3,060,000

10. SUBSEQUENT EVENTS

On October 2, 2014, the Company signed a consulting agreement with a consulting firm whereby, as compensation for services to be performed by the consultants, the Company issued an aggregate of 275,000 shares of the Company’s common stock on October 27, 2014.

On November 14, 2014, the Company and Bio Vaccines LP (“Bio Vaccines”) entered into an amended and restated leak-out agreement (the “Amended Leak-Out Agreement”) with substantially the same terms as the leak-out agreement between the Company and Bio Vaccines dated September 22, 2014 (the “Original Leak-Out”), with the following material modification: Bio Vaccines shall be permitted to effect one or more open market trades in blocks of no less than 50,000 shares of Common Stock (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar events after the date hereof) at a price no less than $2.30 per share (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar events after the date hereof) (“Public Block Trades”) provided that such Public Block Trades shall otherwise be subject to the terms of the Amended Leak-Out Agreement and shall be considered a sale by Bio Vaccines in any calculation of the Sale Limit or Cumulative Unsold Amount (each as defined in the Amended Leak-Out Agreement).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates both historical and “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect our current views with respect to future events and financial performance and are subject to a variety of factors that could cause our actual results to differ materially from historical results or from anticipated results expressed or implied by such forward-looking statements. Because of such factors, we cannot assure you that the results anticipated in this report will be realized. Factors that may affect our future financial condition or results of operations include the following:

●	The merger with Variation Biotechnologies (U.S.), Inc. may not result in a profitable business.
●	The Company is not currently profitable, and it may not be able to achieve profitability even if it is able to generate significant revenue.
●

The Company depends on skilled and experienced personnel to operate its business effectively. If the Company is unable to recruit, hire and retain these employees, its ability to manage and expand its business will be harmed, which would impair its future revenue and profitability.

●	Because the Company’s vaccine product development efforts depend on new and rapidly evolving technologies, it cannot be certain that its efforts will be successful.
●	The Company has not completed the development of vaccine products and may not succeed in obtaining the FDA approval necessary to sell such vaccine products.
●

Because the Company depends on third-parties to conduct some of its laboratory testing, clinical trials, and manufacturing, it may encounter delays or lose some control over its efforts to develop products.

●

If the Company is unable to manufacture its vaccines in sufficient quantities, at sufficient yields or is unable to obtain regulatory approvals for a manufacturing facility for its vaccines, it may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

●	The Company must identify vaccines for development with its technologies and establish successful third-party relationships.
●	The Company’s success depends on its ability to maintain the proprietary nature of its technology.
●

The Company holds a time limited, exclusive license to intellectual property from third parties that, once expired, may limit its competitive positioning within the field and prevent it from defending its proprietary position.

●	If patent laws or the interpretation of patent laws change, the Company’s competitors may be able to develop and commercialize its discoveries.
●	The Company may fail to obtain regulatory approval for its products on a timely basis or comply with its continuing regulatory obligations after approval is obtained.
●	The Company’s vaccine candidates may never achieve market acceptance even if it obtains regulatory approvals.
●

If reforms in the health care industry make reimbursement for the Company’s potential products less likely, the market for the Company’s potential products will be reduced, and it could lose potential sources of revenue.

●	Any acquisitions that the Company makes could disrupt its business and harm its financial condition.
●

The Company will likely need additional financing to continue its operations. If it is unable to obtain additional financing on acceptable terms, it may have to curtail or cease its development plans and operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this report as well as our audited 2013 financial statements and related notes included in the proxy statement on Schedule 14A, which was filed with the Securities and Exchange Commission on June 30, 2014. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

Overview

We are a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. We have developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, we have undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. We plan, in the coming year, to prepare several batches of vaccine for toxicology trials, Phase I clinical trials and other regulatory purposes. We do not expect to advance our first product candidate into Phase 1 clinical trials prior to 2015. Our corporate headquarters is located in Cambridge, Massachusetts and our operations in the U.S. are carried out through Variation Biotechnologies (US), Inc., our wholly owned subsidiary. Our primary research facility is located in Ottawa, Ontario, Canada. Those operations are carried out by Variation Biotechnologies, Inc. (“VBI Cda”), a subsidiary of VBI US. Our consolidated financial statements include the accounts of VBI US and VBI Cda.

Our income generating activities have been limited to research and development services pursuant to certain governmental research and development grants. No revenues have been recorded from the sale of products in connection with our planned principal business activity.

We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $10.8 million for the nine months ended September 30, 2014. Our accumulated deficit as of September 30, 2014 was $65.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our pre-clinical-stage product candidate, CMV. These include expenses related to:

●	continuing the research and development of our product candidates;
●	scaling-up manufacturing capabilities through sub-contractors to commercialize products and dose forms for which we may obtain regulatory approval;
●	conducting human proof-of-concept clinical trials with our initial targeted vaccine;
●	maintaining, expanding and protecting our intellectual property portfolio;
●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and
●	adding operational, financial and management information systems and human resources support, including additional personnel to support our vaccine development

In addition, we have incurred and will continue to incur significant expenses as a result of becoming a public company, which subjects us to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market.

To date, we have financed our operations through sales of our common and preferred stock, loans from financial institutions and affiliates and income received from government research and development grants and investment tax credits. On July 25, 2014, we completed two private equity financings for gross proceeds of $16.25 million and obtained a $6 million credit facility. We believe the proceeds from the two private equity financings and the loan proceeds will be sufficient to fund our activities, including capital expenditure requirements into 2016. We expect, however, that we will need to secure additional financing in the future to carry out all of our planned research and development activities with respect to the CMV vaccine.

Merger

On May 8, 2014, Paulson Capital (Delaware) Corp. (“Paulson”) and VBI Acquisition Corp., a special purpose wholly owned subsidiary of Paulson (the “Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which the Merger Sub merged with and into VBI US (the “Merger”). At the effective time of the Merger:

●

each share of VBI US’s common and preferred stock was cancelled and converted into the right to receive 0.2452 (i.e.1.226/5) (“Exchange Ratio”) shares of Paulson’s common stock, which resulted in 8,554,535 shares of common stock being issued to the former holders of VBI US’s common stock and preferred stock; and

●

each outstanding option to purchase a share of VBI US common stock, whether vested or unvested, and so long as such option had not, prior to the effective time of the Merger, been exercised, cancelled or terminated nor expired, was replaced with an option to purchase, on the same terms and conditions, a number of shares of Paulson common stock equal to the product of (i) the number of shares of VBI US common stock or preferred stock subject to such option multiplied by (ii) the Exchange Ratio, at an exercise price per share equal to the quotient of (i) the exercise price per share of VBI US common stock and preferred stock (rounded up to the nearest cent) subject to such option divided by (ii) the Exchange Ratio.

In conjunction with the Merger, Paulson changed its name to VBI Vaccines, Inc.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of our CMV vaccine, which include:

●	the cost of acquiring, developing and manufacturing clinical trial materials and other consumables and lab supplies used in our pre-clinical studies;
●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; and
●	expenses incurred under agreements with contractors or Contract Manufacturing Organizations to advance the CMV vaccine into clinical trials.

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, including Board and scientific advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies and expenses, insurance and other general expenses. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase in the future as a result of adding employees and scaling our operations commensurate with advancing a clinical candidate and establishing a public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash balances and on R&D tax refunds.

Interest Expense

Interest expense is associated with our previously outstanding convertible notes and the credit facility entered into in July 25, 2014.

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

Revenues

Income generating activities have been limited to research and development services pursuant to certain governmental research and development grants, which have been netted against the related R&D expenses as described below. To date, no revenues have been recorded from the sale of products from the Company’s principal business activity.

Research and Development (“R&D”)

Research and development expenses increased to $867,035 and $1,898,728 for the three and nine months ended September 30, 2014, respectively, as compared to $414,707, and $1,262,861 for the same periods in the prior year. The increases resulted primarily from increased spending on contract research and manufacturing services related to advancing the CMV vaccine and performance based compensation paid to the R&D personnel. Substantially all research and development expenses relate to our CMV vaccine.

General and Administrative

General and administrative expenses increased to $5,691,492 and $7,898,872 for the three and nine months ended September 30, 2014, respectively, as compared to $501,372 and $1,558,878 for the same periods in the prior year. The increases in general and administrative expenses were primarily due to the significant professional fees incurred related to the Merger as well as non-cash expenses related to the issuance of shares to advisors, public company costs, Board fees and performance based compensation paid to the administrative personnel.

Depreciation costs increased by $449 from $29,839 for the three months ended September 30, 2013 to $30,288 for the three months ended September 30, 2014 because additional capital equipment was purchased during the period.

Interest Expense

Interest expense decreased by $351,101 from $409,237 for the three months ended September 30, 2013 to $58,136 for the three months ended September 30, 2014 and by $289,947 from $1,155,782 for the nine months ended September 30, 2013 to $865,835 for the nine months ended September 30, 2014. The decreases were due primarily to the waiver by holders of convertible promissory notes issued prior to December 31, 2013 and the contractual interest coupon accrued on the outstanding notes. All convertible notes issued prior to December 31, 2013 were voluntarily converted into VBI US preferred shares and then exchanged for common shares as part of the Merger. The convertible notes issued on March 10, 2014 were converted into 558,837 common shares and 284,602 preferred shares of VBIV.

Foreign Exchange Loss (Gain)

The functional currency of the Company is the U.S. dollar. Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date. Any monetary assets or liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date, with the resulting foreign exchange gain or loss being recorded in the statement of operations.

The functional currency of VBI Cda is the Canadian dollar, or CAD. The accounts of VBI Cda are translated from its functional currency to U.S. dollars using the current rate method. Any gain or loss arising from translation is recorded to other comprehensive loss. The foreign exchange loss of $57,107 for the three months ended September 30, 2014 and $50,962 for the nine months ended September 30, 2014 is derived from the decrease in the foreign exchange rate of the Canadian dollar and the resulting larger foreign exchange loss on the intercompany accounts compared to a foreign exchange gain of $87,826 for the three months ended September 30, 2013, when foreign exchange rates between the Canadian and U.S. dollar were closer to parity. During the nine months ended September 30, 2013, we experienced a foreign exchange loss of $131,169, which was also due to the decrease in the foreign exchange rate for that period.

Net Loss

The net loss increased from $1,237,124 for the three months ended September 30, 2013 to $6,732,634 for the three months ended September 30, 2014 and from $4,107,548 for the nine months ended September 30, 2013 to $10,773,065 for the nine months ended September 30, 2014, largely as a result of increases in general and administrative expenses due to increased costs related to the Merger as well as the increased R&D expenses and increased foreign exchange losses.

Liquidity and Capital Resources

Net cash used by Operating Activities

The Company incurred net losses of $10.8 million and $4.1 million in the nine months ended September 30, 2014 and 2013, respectively. The Company used $5.8 million and $2.3 million in cash outflows from operating activities during the nine months ended September 30, 2014 and 2013. The increase in cash outflows is largely as a result of increased professional fees related to the Merger transaction as well as increased R&D expenses related to the advancement of the CMV vaccine.

The Company has incurred net losses and negative operating cash flows since inception. As of September 30, 2014, the Company had an accumulated deficit of $65.9 million and stockholders’ equity of $13.4 million.

Net cash provided by Investing Activities

As a result of the closing of the July 2014 private equity financing, approximately $0.8 million was returned from an escrow account during the nine months ended September 30, 2014. The Company had no significant investing activities during the nine months ended September 30, 2014 and September 30, 2013 other than the purchase of property and equipment in the amount of $82,402 and $17,680, respectively.

Net cash received from Financing Activities

The Company’s financing activities increased by $16.9 million during the nine months ended September 30, 2014, from $2.5 million for the nine months ended September 30, 2013 to $19.4 million for the nine months ended September 30, 2014. The significant increase was as a result of closing two private placements of equity securities with gross proceeds of approximately $16.25 million and obtaining a secured debt facility for up to $6.0 million, half of which was drawn down immediately. In addition, during the nine months ended September 30, 2014,VBI US received $1.5 million from certain investors which was converted into common and preferred shares contemporaneously with the Merger. These proceeds were offset by $0.6 million of deferred financing costs related to the issuance of $1.5 million in convertible notes and the $6 million debt facility and $0.8 million of share issuance costs.

During the nine months ended September 30, 2013, the Company received $2.5 million in convertible notes and $1,061 for warrants from VBI US’s existing venture capital investors. The Company also repaid $42,605 of a government loan during the nine months ended September 30, 2013. The government loan was fully repaid in September 2013.

Capital Sources

Management's Assessment of Liquidity

Prior to the Merger, VBI US’s capital sources consisted largely of the venture capital investors that participated in its initial Series A Preferred Shares equity financing and a series of convertible notes described in Note 5 to the financial statements.

The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry. For the year ended December 31, 2013, our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

Capital Expenditures

The Company did not make significant capital purchases in 2013 or during the nine months ended September 30, 2014. The increase from $17,680 for the nine months ended September 30, 2013 to $82,402 for the nine months ended September 30, 2014 is primarily related to the purchase of additional R&D equipment. Going forward, the Company will be required to refresh its computers and information technology equipment and to purchase additional R&D equipment.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2014.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgments in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2013, which we included in our definitive Proxy Statement on Schedule 14A filed with the SEC on June 30, 2014.

Trends, Events and Uncertainties

As with other companies in the development stage that are in the process of commercializing novel vaccines, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we, other than as discussed in this report, have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, it may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this quarterly filing, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Significant Contractual Obligations and Commitments

VBI Cda entered into a forty month lease ending December 31, 2017 for 6,473 square feet of lab and office space in Ottawa, Ontario which it can terminate with six months’ notice after the first year. Similarly, the landlord can terminate the lease with six months’ notice after the second year. The lease provides for approximately $31,500 CAD of free rent which we will record on a straight-line basis over the term of the lease.

VBI US entered into a three year lease amendment ending April 30, 2017 for 2,359 square feet of office space in Cambridge, MA. The lease can be terminated by VBI US with six months’ notice after the first year.

See Note 9 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING GUIDANCE

See Note 2 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

VBI Cda has an on-going dispute with the former landlord of the research facility related to the amount charged for storage space leased by VBI Cda.

On November 22, 2013, Del Management Solutions Inc., the property manager for the National Capital Commission (“NCC”), issued a Demand Letter to VBI Cda demanding payment of $171,041.43 CAD. On November 28, 2013, the NCC issued VBI Cda a Notice of Rent Default demanding payment of $172,474.34 CAD. On December 2, 2013, VBI Cda’s legal counsel issued a formal response indicating that VBI Cda disagrees with their claims and is of the opinion that it is owed $48,639.23 CAD plus 13% in taxes thereon. On April 15, 2014, the NCC issued a letter indicating that it partially agreed on the CAM charges related to storage space and accepted VBI Cda’s position regarding the relinquishment of space on April 12, 2012. As a result, it has revised the amount due from VBI Cda to $35,535.71 CAD. On October 23, 2014, VBI Cda offered to settle the dispute by forfeiting the $32,000 CAD rent deposit. On October 31, 2014, the NCC indicated that it would accept VBI Cda’s settlement offer subject to certain changes being made to the mutual full and final release. VBI Cda plans to proceed with the proposed settlement agreement and now considers this matter closed.

Item 1A. Risk Factors

We incorporate by reference the risk factors included in our definitive Proxy Statement on Schedule 14A filed with the SEC on June 30, 2014.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

On November 14, 2014, the Company and Bio Vaccines LP (“Bio Vaccines”) entered into an amended and restated leak-out agreement (the “Amended Leak-Out Agreement”) with substantially the same terms as the leak-out agreement between the Company and Bio Vaccines dated September 22, 2014 (the “Original Leak-Out”), with the following material modification: Bio Vaccines shall be permitted to effect one or more open market trades in blocks of no less than 50,000 shares of Common Stock (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar events after the date hereof) at a price no less than $2.30 per share (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar events after the date hereof) (“Public Block Trades”) provided that such Public Block Trades shall otherwise be subject to the terms of the Amended Leak-Out Agreement and shall be considered a sale by Bio Vaccines in any calculation of the Sale Limit or Cumulative Unsold Amount (each as defined in the Amended Leak-Out Agreement).

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1	Agreement and Plan of Merger (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.1.1	Certificate of Designation of Rights and Limitations of Series 1 Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (2)
4.2	Form of Delayed Draw Warrant (2)
4.3	Form of Delayed Draw Note (2)
4.4	Initial Term Note issued to PCOF 1, LLC (2)
10.1	Credit Agreement and Guaranty dated July 25, 2014 between Variation Biotechnologies (US) Inc., certain Guarantors and PCOF 1, LLC (2)
10.2	Form of Pledge and Security Agreement issued by Variation Biotechnologies (US) Inc. and certain Guarantors in favor of PCOF 1, OOC (2)
10.3	Form of Securities Purchase Agreement (2)
10.4	Director Services Agreement (Trent Davis) dated July 25, 2014 (2)
10.5	Director Services Agreement (Alan Timmins) dated July 25, 2014 (2)
10.6	Amendment No. 1 to Director Services Agreement (Steve Gillis) dated July 25, 2014) (2)
10.7	Amendment No. 1 to Director Services Agreement (Michael Steinmetz) dated July 25, 2014) (2)
10.8	Amendment No. 1 to Director Services Agreement (Michel de Wilde) dated July 25, 2014) (2)
10.9	Amendment No. 1 to Director Services Agreement (Sam Chawla) dated July 25, 2014) (2)
10.10	First Amendment to Credit Agreement dated September 30, 2014 entered into by the registrant, Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC (5)
10.11	Leak-Out Agreement dated September 22, 2014 between Bio Vaccines LP and the registrant and Variation Biotechnologies (US) Inc. (4)
10.12	Amended Leak-out Agreement dated November 14, 2014 between Bio Vaccines LP and the registrant *

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1	Press Release announcing Third Quarter 2014 financial Results issued November 14, 2014. *
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

(1) Incorporated by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the Commission on June 30, 2014.

(2) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on July 28, 2014.

(3) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on December 18, 2007.

(4) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on September 23, 2014.

(5) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on October 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	VBI VACCINES INC.
(FORMERLY PAULSON CAPITAL (DELAWARE) CORP.)

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer Principal Executive Officer

	By:	/s/ Egidio Nascimento
Egidio Nascimento
Chief Financial Officer Principal Financial Officer