Form 10-K
period 2014-12-31
VBI VACCINES INC.
filed 2015-03-20
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-18188

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	93-0589534 (I.R.S. Employer Identification No.)

222 Third Street, Suite 2241

Cambridge, MA 02142

(Address of principal executive offices)

(Zip Code)

(617) 830-3031

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, par value $0.0001	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [ ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $43,664,242.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 19, 2015 the issuer had 20,012,760 shares of common stock, par value $0.0001, issued and outstanding.

 i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses, and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses;
●	our ability to eventually generate revenues and achieve profitability;
●	our limited operating history as a public company;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	eventual customer demand for the products we are currently developing;
●	the impact of competitive or alternative products, technologies and pricing;
●	our ability to manufacture, or to have manufactured, any products we develop;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “VBI,” “we,” “us,” “our” and the “Company” refer to VBI Vaccines Inc.

 ii

ITEM 1: BUSINESS

Overview

VBI is a development stage company dedicated to the innovative formulation, development and delivery of safe and effective vaccines that expand and enhance vaccine protection in both established and emerging markets. During the past year, VBI has focused on the development of its cytomegalovirus (“CMV”) vaccine candidate which targets pre-pregnant women. VBI has defined its clinical candidate and made significant progress on its planned manufacturing, analytical characterization and purification processes. In the coming year, VBI intends to leverage these manufacturing techniques with a manufacturer qualified as meeting the Good Manufacturing Practices (“GMP”) enforced by the US Food and Drug Administration (“FDA”) to prepare several batches of vaccine for a proposed toxicology trial, for a proposed clinical Phase I trial and for other regulatory purposes. VBI does not expect to advance its first product candidate into a Phase I clinical trial prior to the fourth quarter of 2015.

In 2014, VBI raised $1.5 million in convertible debt financing, $16.25 million in equity financing and received $3 million of a $6 million secured term loan facility to support its CMV vaccine program, to continue the advancement of its research programs and for other general corporate purposes. Since inception VBI, together with its wholly-owned subsidiary, Variation Biotechnologies (US), Inc. (“VBI US”) has raised $68.5 million in total equity and debt financing for those purposes.

Corporate History

The Company was originally established in 1970 as Paulson Capital Corp., an Oregon corporation (“Paulson Oregon”), which began as a holding company whose operating subsidiary, Paulson Investment Company, Inc. ("PIC"), was a full service brokerage firm.  As reported on the Company’s Current Report on Form 8-K filed on March 26, 2014, effective March 20, 2014, the Company changed its state of incorporation from the State of Oregon to the State of Delaware (the “Reincorporation”) pursuant to an Agreement and Plan of Merger dated March 20, 2014 by and between the Company’s predecessor entity, Paulson Oregon, and Paulson Oregon’s wholly owned subsidiary, Paulson Capital (Delaware) Corp., a Delaware corporation (“Paulson Delaware”). As a result of the Reincorporation, the Company became Paulson Delaware, its name became “Paulson Capital (Delaware) Corp.” and Paulson Oregon ceased to exist. The Company’s shareholders approved the Reincorporation pursuant to the Agreement and Plan of Merger at the Company’s 2013 Annual Meeting of Shareholders held on November 8, 2013 (the “2013 Shareholder Meeting”).

Merger with Variation Biotechnologies (US), Inc.

On July 25, 2014, VBI US completed its merger (the “Merger”) with VBI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, whereby Merger Sub merged with and into VBI US, with VBI US continuing as the surviving corporation. As a result of the Merger, VBI US was acquired by, and became a wholly owned subsidiary of the Company and the Company changed its name to VBI Vaccines Inc.

The Merger was consummated pursuant to an Agreement and Plan of Merger, dated May 8, 2014 (the “Merger Agreement”), by and among VBI US, the Company and Merger Sub. The Merger Agreement and the transactions contemplated thereby were approved by the Company’s Board of Directors (the “Board”) on May 1, 2014 and by the Company’s shareholders at a special meeting of shareholders held on July 14, 2014 (the “Special Meeting”).

At the effective time of the Merger, and as a result of the Merger:

•

each share of VBI US’s common stock and preferred stock was cancelled and converted into the right to receive .2452 shares of common stock, which resulted in 8,554,535 shares of common stock of the Company being issued to the former holders of VBI US’s common stock and preferred stock; and

•

each outstanding option to purchase a share of VBI US’s common stock, whether vested or unvested, and so long as such option had not, prior to the effective time of the Merger, been exercised, cancelled or terminated nor expired, was deemed to constitute an option to purchase, on the same terms and conditions, a number of shares of common stock of the Company (rounded down to the nearest whole share) equal to the product of (i) the number of shares of VBI US’s common stock or preferred stock subject to such option multiplied by (ii) the “Exchange Ratio” (defined below), at an exercise price per share of common stock of the Company equal to the quotient of (i) the exercise price per share of the Company’s common stock and preferred stock (rounded up to the nearest cent) subject to such option divided by (ii) the Exchange Ratio. The “Exchange Ratio” means .2452 shares of the common stock of the Company per one share of VBI US’s common stock and preferred stock.

•

the Company restructured the portion of its business involving the broker-dealer license held by PIC. As a result of the restructuring, the Company’s ownership interest in PIC was reduced to a negligible amount.

At the effective time of the Merger, the shareholders of VBI US received shares of common stock of the Company which, together with options to purchase shares of VBI US common stock that were converted into options to purchase shares of common stock of the Company represented approximately 41.5% of the shares of the Company’s common stock on a fully diluted basis after the Merger.

Immediately following the effective time of the Merger, the Company issued 480,000 shares of its common stock to Evolution Venture Partners, LLC as compensation for advisory services rendered to VBI US; 120,000 shares of its common stock to Middlebury Securities, LLC as compensation for placement agency services rendered to VBI US; 341,731 shares of its common stock to Palladium Capital Advisors, LLC as compensation for placement agency services rendered to VBI US; and 1,068,502 shares of its common stock to Bezalel Partners, LLC as compensation for consulting services rendered to VBI US.

Subsidiaries

VBI US was incorporated in 2006 in the State of Delaware. Variation Biotechnologies Inc. (“VBI Cda”), located in Ottawa, Ontario, Canada, is a wholly owned subsidiary of VBI US, was incorporated on August 24, 2001 under the Canada Business Corporations Act and is the primary research facility of VBI US.

VBI Cda was founded in 2001 as a spin-out company from an ongoing research collaboration between researchers at the University of California, Davis and the Children’s Hospital of Eastern Ontario. VBI Cda was involved in the early stage development of vaccine discovery platforms and adjuvant technologies. From 2001 until 2006, VBI Cda’s major stockholders included its founders and several individual “angel” investors. On December 28, 2006, VBI US closed a financing of its Series A Preferred Stock, which resulted in the opening of VBI US’s U.S. headquarters and the establishment of the pre-Merger corporate structure of a Delaware corporation with a Canadian research-focused subsidiary.

In September 2009, VBI US hired Jeff R. Baxter as CEO. At that time VBI US undertook a strategic review that ultimately identified the thermostable Lipid Particle Vaccine (“LPV”) technology platform as an ideal candidate for partnering with other vaccine manufacturers. VBI US also identified the need for a vaccine antigen discovery and design platform and in early 2010 began discussions with ePixis SA, a French company (“ePixis”). In June 2010, VBI US entered into a VBI Cda-funded research collaboration agreement with ePixis to design a CMV vaccine. Under the terms of the agreement, VBI Cda received an option to acquire ePixis at the end of the collaboration. On August 12, 2011, VBI Cda acquired 100% of the outstanding shares of ePixis, in order to obtain access to a proprietary technology platform and began a technology transfer of the intellectual property (“IP”) and know-how of ePixis to VBI Cda. Subsequent to the acquisition of ePixis, all technology development has been performed by VBI Cda. Effective March 1, 2014, ePixis was legally dissolved and residual assets and liabilities transferred to VBI Cda. VBI, VBI US and VBI Cda currently operate on a consolidated basis.

Contractual Arrangements

The Company, through its wholly-owned subsidiaries, VBI US and VBI Cda, depends on subcontractor arrangements to facilitate the completion of its research programs. In the past year the predominant subcontractor has been Paragon Bioservices, Inc. (“Paragon”), which will be manufacturing VBI’s clinical batches of its lead CMV vaccine candidate, as well as the National Research Council of Canada (“NRC”), which assists VBI Cda in the completion of in-vivo research studies and in the development of manufacturing methods for its eVLP-based CMV vaccine. Additional research subcontracts and contractors have included scientific and regulatory consultants. In each of these contractual arrangements VBI typically maintains the rights for new IP created.

VBI Cda has also been the recipient of funding from Industry Canada’s Industrial Research Assistance Program (“IRAP”) under a contribution agreement entered into on April 15, 2013. Such agreement provided VBI Cda with access to $499,000 CAD to further the specific objectives of its CMV research program. The project was successfully completed at the end of the second quarter of 2014. The Company plans to explore other funding opportunities with IRAP in 2015.

The Company is engaged in the inbound and outbound licensing of key IP. ePixis was the holder of the exclusive rights to key IP covering its enveloped “Virus Like Particle” or “eVLP” vaccine platform. These patents are co-owned by the Université Pierre et Marie Curie (“UPMC”) and the Institut National de la Santé et de la Recherche Médicale (“INSERM”), both in Paris, France. Concurrent with the acquisition of ePixis, VBI Cda obtained exclusive licenses to these patents, with UPMC retaining ownership. Under the terms of the licensing agreement, UPMC and INSERM are entitled to success-based milestone payments as well as a royalty on the sale of eVLP-based products which rely on a valid claim of the licensed IP.

On February 27, 2014, VBI Cda entered into a licensing agreement with the Advanced Medical Research Institute of Canada (“AMRIC”), which provides AMRIC with the exclusive rights to IP related to VBI’s proprietary Variosite™ technology and SFV2 seasonal flu vaccine and a non-exclusive right to use an adjuvant formulation with Variosite™ vaccines including SFV2. Under this licensing agreement AMRIC is responsible for all development costs and VBI is entitled to:

•	$83,690 CAD on execution of the agreement for previously incurred patent costs; and,

•	A pass-through royalty on all proceeds net of bona-fide research payments.

On March 27, 2014, VBI Cda signed a letter of intent (“Paragon LOI”) with Paragon, which enables VBI to begin the transfer of its eVLP-based CMV vaccine technology for eventual GMP manufacturing by Paragon.   Paragon is an experienced manufacturing organization with expertise in the areas of vaccines and VLP technologies. Under the terms of the Paragon LOI, VBI retains all intellectual property directly related to its eVLP technology and its CMV vaccine candidate. On September 26, 2014, VBI Cda entered into a GMP-manufacturing Services Agreement whereby Paragon was engaged to conduct services which include process development and manufacturing services in connection with the supply of research or clinical quantities of VBI's drug substance(s), master cell banks, working cell banks and/or virus banks.

Principal Products

CMV Vaccine Candidate:

VBI is currently developing an experimental CMV vaccine using its eVLP vaccine platform. The vaccine is based on the CMV glycoprotein B (“gB”) antigen and is adjuvanted with aluminum phosphate.

The CMV vaccine has shown promise in early preclinical animal models, including rabbits and mice, with the ability to generate anti-CMV antibodies and CMV neutralizing responses in both fibroblasts and epithelial cells.

The vaccine is currently completing technology transfer for GMP manufacturing and/or out-licensing to Paragon Bioservices Inc., a third party GMP subcontract manufacturer.

eVLP Vaccine Platform:

On August 11, 2011, VBI Cda acquired the eVLP vaccine technology through the acquisition of ePixis. The eVLP vaccine technology allows for the expression of envelope glyco-proteins within a lipid-bilayer membrane of a virus like particle (“VLP”). The technology enables the synthetic manufacture of an “enveloped” virus like particle, or “eVLP”. Many viruses are “enveloped” in that they are surrounded by a lipid bilayer membrane. Such viruses display antigenic proteins in the surface of their “envelope” which can be targets for vaccine development. The ability to synthetically manufacture an ‘enveloped’ virus like particle is different from previously developed VLP technologies, which did not include the lipid bilayer membrane, and thus these technologies were unable to express antigenic proteins within an “envelope” as they occur in nature.

VBI expects it will develop additional vaccine targets based on this platform, either through a partnership, or internally.

LPV Vaccine Platform:

Vaccines are typically sensitive to fluctuations in temperature that can degrade, destroy or inactivate the potency of a vaccine and introduce safety risks. As a consequence, 90% of vaccines are transported through a “cold-chain” of temperature controlled environments, transportation and storage. VBI’s Lipid Particle Vaccine technology, or “LPV”, is a vaccine formulation technology that enables the thermostabilization of vaccines through a proprietary formulation and freeze-drying process. The technology is constituted by three lipids, monopalmitoylglycerol (“MPG’), dihexadecyl phosphate (“DCP”) and cholesterol mixed in a proprietary ratio with vaccine antigen using a patented method. The resulting mixture is then lyophilized (freeze dried) and can be stored for extended periods of time outside of the cold-chain.

VBI is currently exploring this technology through partnerships with third-party collaborators.

In the normal course of our business, the Company assesses and considers potential acquisition, or collaboration opportunities to gain access to, technologies or assets that are adjacent to our core competencies of immunology and formulation development.

Description of Operations

VBI is headquartered in Cambridge, MA, with its research facility in Ottawa, Ontario, Canada. The Cambridge headquarters allows VBI to leverage its location in a biotechnology hub, and provides VBI with access to experienced consultants and executive level talent. The Canadian research site benefits from its location in Canada’s National Capital Region, providing VBI with access to world-class research facilities at reasonable daily rates. This helps keep the unit cost of doing research lower compared to other locations in Canada or the U.S.

The two sites collaborate efficiently through the use of a unified information technology infrastructure and web-based video-conferencing services.

VBI Cda’s active research collaboration with the NRC provides its staff with on-site access to the NRC’s animal facility for greater control over the testing of VBI’s vaccine candidates. NRC staff manages the general animal husbandry and maintenance requirements for VBI Cda’s research operations.

Sales and Marketing

VBI maintains a business development function responsible for inbound and outbound licensing of its IP portfolio, but no traditional sales and marketing activities are currently conducted.

Customers

VBI does not currently have any customers. VBI’s target customer base consists of other vaccine and biologics developers who may be interested in gaining access to its proprietary technologies and/or vaccine candidates.

Competitors

VBI faces general market competition from several subsectors of the vaccine development field, including: (i) large, multinational pharmaceutical companies including Sanofi-Pasteur S.A., GlaxoSmithKline Inc. (“GSK”), Merck & Co., Inc. (“Merck”), and Pfizer, Inc., (ii) mid-size pharmaceutical companies and emerging biotechnology companies including Takeda Pharmaceutical Company Limited, Mitsubishi Tanabe Pharma Corporation, Vical, Inc. and Redbiotec AG, and (iii) academic and not-for-profit vaccine researcher and developers including the National Institutes of Health, Butantan Institute and the Chemo-Sero Therapeutic Research Institute of Japan (Kaketsuken). The industry is typified by extensive collaboration, licensing and merger and acquisition activity despite the intense competition.

Within the CMV vaccine space, VBI has several key competitors, some of whom are further advanced with their CMV vaccine development, as compared to VBI. Among these, GSK, with an adjuvanted, recombinant protein, gB-based vaccine was furthest advanced but does not appear to have progressed beyond the end of Phase I since 2012. Additionally, Merck has a highly potent vaccine based on a replication of defective CMV virus with an adjuvant and is currently enrolling for a Phase I clinical trial. Despite being behind Merck and GSK in terms of development stage, VBI believes there are reasons why its CMV vaccine may have some advantages, including that: (i) VBI’s vaccine is based on the successful VLP category of vaccines, which has recently been used in the successful introduction of cervical cancer vaccines, (ii) it is currently expected to use aluminum phosphate as an adjuvant, which has a more extensive history of safety through its inclusion in several pediatric vaccines, and (iii) it has demonstrated competitive anti-CMV responses in preclinical animal models. VBI believes that these advantages merit advancement of the product candidate, but do not guarantee its success.

Suppliers, Contractors and Licenses

VBI is a development stage biotechnology company and depends on a number of key suppliers to continue its research operations. We have identified the following parties as key suppliers of reagents, technology or expertise which impact our development plans with our CMV vaccine candidate:

•

UPMC is the owner of the eVLP vaccine platform IP portfolio to which VBI has an exclusive license. Under the terms of a licensing agreement amended in 2011, VBI is required to pay royalties for successful products developed using the IP for as long as claims remain valid in a given jurisdiction. This patent portfolio has claims that are expected to remain valid until 2022, after which time VBI is no longer obligated to compensate UPMC for development of vaccines based on such UPMC IP portfolio. After that time, the remaining patent protection of the CMV vaccine will be based on patent applications filed by VBI, which if granted, would provide patent protection extending until 2032. There can be no assurance that any such patent applications will be granted or, if granted, be enforceable, and they may be amended to reduce the scope of patent claims.

•

VBI and the NRC have collaborated on various vaccine projects since 2004 and have a long history of successful partnerships including several NRC-funded industrial research grants. The NRC is the owner of a proprietary cell line (HEK-293-NRC) that VBI is using for production of its eVLP-based CMV vaccine. VBI Cda and the NRC have recently concluded a research agreement that provides VBI Cda with access to NRC facilities and expertise for the advancement of the CMV vaccine program. Supplementary to such research agreement, VBI has negotiated terms for a non-exclusive license to the HEK-293-NRC cell line. Under these terms VBI will be required to pay success-based milestone payments as the CMV vaccine advances into clinical development and first commercial sales. These terms also provide that no additional royalties on product sales will be required. VBI concluded this licensing agreement during the second quarter of 2014.

•

Paragon Bioservices Inc (Paragon) is a GMP subcontract manufacturer of biologic products. VBI has engaged Paragon Bioservices Inc. to manufacture VBI’s proprietary CMV vaccine for Phase I clinical trials. Preparation for GMP manufacture of clinical trial materials requires multiple small scale batches leading to larger scale production as well as the development of purification methods and quality control specifications for the release of the clinical trial batches. The preparatory work leading up to the first clinical batches is often referred to as “Tech Transfer” as knowledge, trade secret and other intellectual property from VBI and the NRC is required by Paragon to complete the process. The timelines related to this work are critical determinants in VBI meeting its anticipated Phase I start date.

•

Charles River Laboratories International Inc. (“Charles River”) is a Good Laboratory Practices (“GLP”) Toxicology Vendor which specializes in preclinical safety studies in animals. Following a competitive bidding process, including quality control audits, VBI has engaged Charles River and reserved laboratory resources for the completion of VBI’s anticipated preclinical toxicology (safety) trial in animals.

•

Key Reagent Suppliers: VBI’s CMV vaccine characterization and release assays each require specialized reagents. Once clinical development begins, VBI must ensure consistency and reliability of each reagent in its key quality control and release assays. Many of these reagents are being produced by, and therefore are in the control of, VBI. Several key reagents including reference proteins and growth media are provided by third parties and can impact preclinical and clinical Phase I start timelines. VBI has secured sufficient quantities of third party reference proteins and is working with its vendor, Paragon, to secure sufficient growth media for Phase I clinical trial supply. Supply of these key reagents remains a risk. See “Risk Factors” on page 13.

Employees

VBI currently has a total of 18 full-time and 3 term or part-time employees. The VBI Cda research site employs 13 full-time and 3 term or part-time employees. The remaining 5 full-time employees work out of the headquarters in Cambridge, MA.

Facilities and Offices

VBI’s headquarters is located at 222 Third Street, Suite 2241, Cambridge, MA, 02142. VBI Cda is the primary research facility of VBI, located in Ottawa, Ontario, Canada.

VBI Cda’s research facility utilizes approximately 6,500 square feet of space including a wet-lab where it performs discovery and preclinical stage vaccines research including target validation, vaccines formulations and process development. The VBI Cda site leads VBI’s eVLP and LPV research programs from conception through to technology transfer for GMP manufacturing and/or out-licensing. VBI rents space under several operating leases which require minimum annual payments of approximately $273,400 paid pursuant to extensions of the lease in 2015, $293,900 in 2016 and $212,912 in 2017. During 2014, VBI renegotiated its lease agreements, which expire in 2017. VBI incurred rent and operating expenses related to facilities of $271,233 in 2014 ($245,665 in 2013) which is included in “General and administration” on VBI’s Consolidated Statements of Comprehensive Loss.

Research and Development

VBI heavily invests in research and development (“R&D”). R&D expenses in 2014 were $3.1 million for the year ended December 31, 2014 and $1.4 million in 2013. All R&D was funded by equity, term loan or convertible note financings or government grants and refundable R&D tax credits. VBI’s most significant R&D expense has been, and is expected to continue to be related to our development of a CMV vaccine candidate and the related eVLP platform. Such R&D expenses are expected to increase significantly as the vaccine moves into the clinical development stage.

In 2014, VBI’s top R&D priority was the advancement of its CMV vaccine candidate into formal preclinical development and GMP manufacturing. VBI’s CMV vaccine candidate was designed internally, and its manufacturing and purification processes were designed by the NRC in collaboration with VBI staff. Such processes and internal knowledge was transferred to VBI’s selected GMP manufacturer, Paragon, and required significant project management expertise and confirmatory R&D studies throughout 2014. In 2015, VBI expects to be positioned to begin GLP toxicology trials to confirm the safety of the CMV vaccine candidate in animals.

Following the completion of GLP toxicology trials, VBI will submit its Investigational New Drug Application (“IND”) to the FDA for review and consent to begin Phase I clinical trials. Phase I clinical trials are expected to include between 100 and 125 healthy adult volunteers and are expected to be completed during 2017. VBI expects the trial to be completed as a multi-center trial at locations in North America. Volunteers are expected to be healthy CMV-negative female and male adults who will be randomized across the experimental and control groups.

The clinical trial is expected to be approximately 20 months in duration.

The primary objectives or “endpoints” of the trial are safety and tolerability of the CMV vaccine candidate and secondary endpoints will include anti-CMV antibody binding titers and neutralizing antibody responses.

As previously described, VBI expects to make additional R&D investments in its LPV platform.

Intellectual Property

VBI’s IP portfolio, includes 31 patent families consisting of 125 fully owned or exclusively licensed allowed patents and patent applications, which include 31 issued patents and 94 pending patent applications. The highlights of VBI’s patent portfolio include:

•

CMV vaccine related IP: VBI owns two patent families which directly address its CMV vaccine candidate. These patents include a composition of matter patent describing the lead CMV vaccine as well as a proprietary assay used to provide high-throughput screening of anti-CMV vaccine responses.

•

eVLP vaccine related IP: VBI has an exclusive license and/or co-invention rights to four additional patent families that protect the eVLP vaccine platform and derivatives thereof. Among these patents are rights that were originally developed at the UPMC, with which VBI holds a world-wide exclusive license to the base technology for the design of an eVLP.

•

LPV vaccine related IP: VBI owns six patent families which protect its LPV technology platform. These patents include the method for manufacturing an LPV so as to confer thermostability, the proprietary ratios of excipients and antigen that are required to give rise to a thermostable formulation, and specific parameters required to confer thermostability to several distinct classes of vaccine antigens and biologic proteins.

VBI has a process of continuously monitoring the competitive landscape for infectious disease vaccines to better understand the research, business and patent activities of its academic and industrial competitors.  This process helps management to understand the competitive positioning of the lead CMV project. This knowledge has informed and shaped our patent portfolio, which is designed to protect VBI’s proprietary vaccine technologies and establish a defense against third-party infringement claims.  Our earliest filed patent applications (12 of which have now been issued) have a patent term that extends to 2022. Our earliest filed licensed patent applications (3 of which have now been issued) have a patent term that extends to 2017. Our most recently filed applications (if granted) will have a patent term that extends to 2035.

Governmental Regulation and Product Approval

Vaccine development is a highly regulated field. The manufacturing and marketing of VBI’s potential products and VBI’s ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies of local, state and foreign jurisdictions, such as Health Canada in Canada. New products must go through extensive preclinical and clinical development prior to product launch. This process can take more than ten years from candidate identification to licensure/marketing approval by health authorities worldwide. Despite efforts to harmonize regulatory requirements in different jurisdictions, there exists a divergence of legal and regulatory requirements in different countries and territories. Delays in regulatory approval to move from one stage of development to another can potentially cause significant delays to VBI and can affect its market capitalization.

United States Regulation

Before any of VBI’s products can be marketed and sold in the U.S., they must receive approval from the FDA. To receive this approval, any drug or vaccine, including those VBI develops, must undergo rigorous preclinical testing and clinical trials that demonstrate the product’s safety and effectiveness for each indicated use. This extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products.

 In general, before any new ethical pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

•	preclinical toxicology, laboratory and animal tests;

•	submission of an investigational new drug application, or IND, which must be reviewed by the FDA before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigator sites;

•	submission of a Biologics License Application (“BLA”) New Drug Application, or NDA, to the FDA; and

•	FDA approval of a BLA NDA, or a BLA NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility).

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current GMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve those concerns before clinical trials may begin. Regulatory authorities may require additional preclinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the study at the respective medical center.

Clinical Trials

Clinical trials for new vaccine drug candidates are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the vaccine drug candidate into human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the vaccine drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a vaccine compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, pivotal Phase III trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians will monitor patients to determine the effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the vaccine drug candidate. The FDA, the trial sites internal review board and/or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

Data from the clinical trials, together with preclinical data and other supporting information that establishes a vaccine drug candidate’s safety, are submitted to the FDA in the form of a BLA NDA or BLA NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the BLA NDA. If deemed complete, FDA will “file” the NDA, thereby triggering substantive review of the application. FDA may refuse to file any BLA NDA that it deems incomplete or not properly reviewable. FDA has established internal substantive review goals of six months for priority BLA NDAs (for vaccines drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular BLA NDAs. However, these are agency proposed time frames, and so FDA is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the BLA NDA can be approved. FDA’s review of a BLA NDA may involve review and recommendations by an independent FDA advisory committee. FDA may deny approval of a BLA NDA or BLA NDA supplement if the applicable regulatory criteria are not satisfied, or FDA may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, FDA may ultimately decide the BLA NDA or BLA NDA supplement does not satisfy its criteria for approval.

Data Review and Approval

Substantial financial resources are necessary to fund the research, clinical trials and related activities necessary to satisfy FDA requirements or similar requirements of state, local and foreign regulatory agencies. It normally takes many years to satisfy these various legal and regulatory requirements, assuming they are ever satisfied. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that VBI will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or have conditions placed on them that restrict the commercial applications, advertising, promotion or distribution of these products.

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized. The FDA also has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after a drug receives approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information via the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by VBI pursuant to any FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon VBI and its third-party manufacturers. We cannot be certain that VBI or its present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements. If VBI’s present or future suppliers are not able to comply with these requirements, FDA may halt VBI’s clinical trials, require VBI to recall a drug from distribution or withdraw approval of the NDA for that drug. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown negative effects of a product may result in restrictions on the product or even its complete withdrawal from the market.

The FDA closely regulates the marketing and promotion of drugs. Approval is typically subject to post-marketing surveillance and other record keeping and reporting obligations, and involves ongoing requirements such as post-marketing annual reports and labeling updates. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and/or criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by VBI and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of such off-label use.

Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act

The traditional approval process for new drugs is set out in Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act. An alternative pathway to FDA approval, established by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, permits the applicant to rely on certain preclinical or clinical information generated by others for an approved product as some of the information required for approval and for which the applicant has not obtained a right of reference. FDA may also require companies to perform additional studies to support the change from the approved product. FDA may then approve the new product candidate for all or some of the indications for which the referenced product was approved, as well as for any new indications sought by the Section 505(b)(2) applicant.

To the extent a Section 505(b)(2) applicant is relying on existing information for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that either: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is valid or will not be infringed by the new product. If the applicant does not challenge the unexpired listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product, has expired.

Fast Track Approval

The Federal Food, Drug, and Cosmetic Act, as amended, and the related FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses which have demonstrated the potential to address unmet medical needs. These procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, BLA NDAs to be approved on the basis of valid indirect measurements of benefit of product effectiveness, thus accelerating the normal approval process. In the future, certain potential products employing VBI’s technology might qualify for this accelerated regulatory procedure. Even if the FDA agrees that these potential products qualify for accelerated approval procedures, FDA may deny approval of VBI’s drugs or may require additional studies before approval. The FDA may also require VBI to perform post-approval, or Phase 4, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA NDA. After FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These very limited circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. This exclusivity, however, also could block the approval of VBI’s product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

Foreign Regulation

In addition to regulations in the United States, VBI will be subject to a variety of laws and regulations governing clinical trials and commercial sales and distribution of VBI’s products in foreign countries. Whether or not VBI obtains FDA approval for a product, VBI must separately obtain approval of a product by the comparable regulatory authorities of those foreign countries before VBI may commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under the applicable European Union regulatory systems, VBI may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. This authorization is a marketing authorization application. The decentralized procedure provides for mutual recognition of national approval decisions.

Under this decentralized procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of VBI’s products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Other Government Regulation

VBI’s research and development activities use biological and hazardous materials that are dangerous to human health and safety or the environment. VBI is subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from these materials. VBI is also subject to regulation by the Occupational Safety and Health Administration and federal and state environmental protection agencies and to regulation under the Toxic Substances Control Act.

In addition, once VBI’s products are marketed commercially, VBI will have to comply with the various laws relating to the Medicare, Medicaid and other federal healthcare programs. These federal laws include, by way of example, the following:

•

The anti-kickback statute (Section 1128B(b) of the Social Security Act) which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

•

The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•

The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•

The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

•

The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or some combination thereof. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from Medicare and other government programs.

VBI is building its government relations and regulatory capabilities by leveraging consultants who have extensive experience with the regulatory process. Consultants hired by VBI include Florian Schodel who led the clinical development of several vaccines through licensure at Merck Research Laboratories for over a decade.

VBI also uses additional regulatory consultants including several former FDA regulators with experience at the Center for Biologics Evaluation & Research (“CBER”) which is the division of FDA that regulates vaccines and other drugs.

VBI recently held pre-IND and pre-clinical trial application meetings with FDA and Health Canada, respectively, to review its plans for GLP toxicology and manufacture, and release of the clinical trial supply of its CMV vaccine candidate. Both agencies were satisfied with VBI’s proposed preclinical development plan and feedback did not impact anticipated timelines to begin a Phase I clinical trials. VBI anticipates the Phase I interim readout, which is two weeks post second vaccination, will be available in H2 2016. Earlier forecasts had anticipated the interim readout in H1 2016.

ITEM 1A: RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to the Business

VBI’s business is not currently profitable, and it may not be able to achieve profitability even if it is able to generate significant revenue.

VBI’s income generating activities have been limited to research and development services pursuant to certain governmental research and development grants. No revenues have been recorded from the sale of products in connection with VBI’s planned principal business activity. VBI has also incurred significant net losses and negative operating cash flows since inception. As of December 31, 2014, VBI had an accumulated deficit of approximately $69.5 million and stockholders’ equity of approximately $10.7 million.

VBI does not expect to advance its first product candidate into Phase I clinical trials prior to the end of the fourth quarter of 2015. VBI will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. VBI cannot predict if and when it will achieve profitability. VBI’s failure to achieve and sustain profitability could negatively impact the market price of its common stock and may require it to seek additional financing for its business.

VBI depends on skilled and experienced personnel to operate its business effectively. If VBI is unable to recruit, hire and retain these employees, its ability to manage and expand its business will be harmed, which would impair its future revenue and profitability.

VBI’s success largely depends on the skills, experience and efforts of its officers and other key employees. While VBI has employment contracts with many of its officers and other key employees, its officers and other key employees may terminate their employment at any time. The loss of any of VBI’s senior management team members could weaken its management expertise and harm its business.

VBI’s ability to retain its skilled labor force and its success in attracting and hiring new skilled employees will be a critical factor in determining whether VBI will be successful in the future. VBI may not be able to meet its future hiring needs or retain existing personnel. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm VBI’s ability to compete effectively and grow its business.

Product Development Risks

Because VBI’s vaccine product development efforts depend on new and rapidly evolving technologies, it cannot be certain that its efforts will be successful.

VBI’s vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of VBI products. Commercialization of VBI vaccines could fail for a variety of reasons, and include the possibility that:

•

VBI’s eVLP vaccine technologies, any or all of the products based on such technologies or VBI’s proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

•

VBI’s thermostable LPV vaccine technologies, any or all of the products based on such technologies or VBI’s proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or commercial viability;

•	VBI may be unable to develop a scale-up method for its manufacturing protocols in a cost-effective manner;

•

the licensed NRC HEK-293 cell line requires production of a Master Cell Bank (“MCB”) which VBI will use as a critical supply reagent for each GMP quality batch of clinical materials. Any delays in the production and release of NRC’s MCB may impact VBI’s timelines to start Phase I clinical trials;

•	the products, if safe and effective, will be difficult to manufacture on a large-scale or may be uneconomical to market;

•	VBI’s subcontracted third party manufacturing facility may fail to continue to pass regulatory inspections;

•	proprietary rights of third parties will prevent VBI or its collaborators from exploiting technologies, and manufacturing or marketing products; and

•	third-party competitors will gain greater market share due to superior products or marketing capabilities.

VBI has not completed the development of vaccine products and may not succeed in obtaining the FDA approvals necessary to sell such vaccine products.

The development, manufacture and marketing of VBI’s pharmaceutical and biological products are subject to government regulation in the U.S. and other countries. In the U.S. and most foreign countries, VBI must complete rigorous pre-clinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product in each country. None of VBI’s vaccine candidates have yet gained regulatory approval in the U.S. or elsewhere. VBI also has vaccine candidates in clinical trials and pre-clinical laboratory or animal studies.

The steps required by the FDA before VBI’s proposed investigational products may be marketed in the U.S. include:

•	performance of pre-clinical (animal and laboratory) tests;

•	submissions to the FDA of an IND, which must become effective before clinical trials may commence;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the investigational product in the intended target population;

•	performance of a consistent and reproducible manufacturing process intended for commercial use, including appropriate manufacturing data and regulatory inspections;

•	submission to the FDA of a BLA or NDA; and

•	FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

The above steps and processes are expensive and can take many years to complete, and VBI may not be able to demonstrate the safety and efficacy of its vaccine candidates to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of VBI’s control. Safety concerns may emerge that could lengthen the ongoing clinical trials or require additional clinical trials to be conducted. Promising results in early clinical trials may not be replicated in subsequent clinical trials. Regulatory authorities may also require additional testing, and VBI may be required to demonstrate its proposed products represent an improved form of treatment over existing therapies, which it may be unable to do without conducting further clinical trials.

Moreover, if the FDA or a foreign regulatory body grants regulatory approval of a product, that approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved products may not be approved, which could limit VBI’s revenue. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if VBI believes that pre-clinical and clinical data are sufficient to support regulatory approval for its vaccine candidates, the FDA or foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If VBI’s vaccine candidates are not approved, it will not be able to generate revenue and its business will be adversely affected.

Because VBI depends on third-parties to conduct some of its laboratory testing, clinical trials, and manufacturing, VBI may encounter delays in or lose some control over its efforts to develop products.

VBI is dependent on third-party research organizations to conduct some of its laboratory testing, clinical trials and manufacturing activities. If VBI is unable to obtain any necessary services on acceptable terms, it may not complete its product development efforts in a timely manner. VBI may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing or manufacturing activities on schedule, within budget, or when VBI requests. VBI may not be able to secure and maintain suitable research organizations to conduct its laboratory testing, clinical trials and manufacturing activities. VBI has not manufactured any of its vaccine candidates at a commercial level and may need to identify additional third-party manufacturers to scale-up and manufacture its products.

VBI is responsible for confirming that each of its clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, either FDA or foreign regulatory agencies require VBI to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that clinical trial participants are adequately protected. The FDA and foreign regulatory agencies also require VBI to comply with GMP requirements. VBI’s reliance on third parties does not relieve it of these responsibilities and requirements. These third parties may not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines. In addition, these third parties may need to be replaced or the quality or accuracy of the data they obtain may be compromised or the product they manufacture may be contaminated due to the failure to adhere to VBI’s clinical and manufacturing protocols, regulatory requirements or for other reasons. In any such event, VBI’s pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and VBI may not be able to obtain regulatory approval of, or commercially manufacture, its vaccine candidates.

If VBI is unable to manufacture its vaccines in sufficient quantities, at sufficient yields or is unable to obtain regulatory approvals for a manufacturing facility for its vaccines, VBI may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

Completion of VBI’s clinical trials and commercialization of its vaccine candidates require access to, or development of, facilities to manufacture its vaccine candidates at sufficient yields and at commercial-scale. VBI has limited experience manufacturing any of its vaccine candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.

If VBI is unable to manufacture its vaccine candidates in clinical quantities or, when necessary, in commercial quantities and at sufficient yields, then VBI must rely on third parties. Other third-party manufacturers must also receive FDA approval before they may produce clinical material or commercial products. VBI’s vaccines may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. VBI has entered into a third party manufacturing agreement with Paragon and has reserved resource capability for manufacture of VBI’s Phase I clinical trial materials. VBI has initiated technology transfer related to its proprietary product. Despite progress achieved to date, any delays experienced by Paragon, whether directly by Paragon or by its third party suppliers in relation to VBI’s project, may result in delays.

As a result, any delay or interruption could have a material adverse effect on VBI’s business, financial condition, results of operations and cash flows.

VBI must identify vaccines for development with its technologies and establish successful third-party relationships.

The near and long-term viability of VBI’s vaccine candidates will depend, in part, on its ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of VBI’s financial, regulatory or intellectual property position or based on their internal pipeline; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, the ability of VBI’s products’ to address these areas, or other reasons beyond VBI’s expectations or control. If VBI fails to establish a sufficient number of collaborations or government relationships on acceptable terms, it may not be able to commercialize its vaccine candidates or generate sufficient revenue to fund further research and development efforts.

Even if VBI establishes new collaborations or obtains government funding, these relationships may never result in the successful development or commercialization of any vaccine candidates for several reasons, including the fact that:

•

VBI may not have the ability to control the activities of its partners and cannot provide assurance that they will fulfill their obligations to VBI, including with respect to the license, development and commercialization of vaccine candidates, in a timely manner or at all;

•	such partners may not devote sufficient resources to VBI’s vaccine candidates or properly maintain or defend its intellectual property rights;

•

any failure on the part of VBI’s partners to perform or satisfy their obligations to VBI could lead to delays in the development or commercialization of VBI’s vaccine candidates and affect its ability to realize product revenue; and

•

disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

VBI’s collaborators will be subject to the same regulatory approval of their manufacturing facility and process as VBI. Before VBI could begin commercial manufacturing of any of its vaccine candidates, it and its collaborators must pass a pre-approval inspection as a condition of FDA approval and comply with the FDA’s current GMP requirements. If VBI’s collaborators fail to comply with these requirements, its vaccine candidates would not be approved. If its collaborators fail to comply with these requirements after approval, VBI would be subject to possible regulatory action and may be limited in the jurisdictions in which it is permitted to sell its products and the resources with which it may produce its products.

If VBI or its collaborators fail to maintain their existing agreements or in the event VBI fails to establish agreements as necessary, VBI could be required to undertake research, development, manufacturing and commercialization activities solely at its own expense. These activities would significantly increase VBI’s capital requirements and, given its lack of sales, marketing and distribution capabilities, significantly delay the commercialization of its vaccine candidates.

Risks Related to VBI Intellectual Property

VBI’s success depends on its ability to maintain the proprietary nature of its technology.

VBI’s success in large part depends on its ability to maintain the proprietary nature of its technology and other trade secrets. To do so, VBI must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. VBI also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe its rights. VBI currently has rights to approximately 125 U.S. patents and corresponding foreign patents and patent applications covering its technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions.

To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the federal courts. Therefore, VBI does not know whether its patent applications will result in the issuance of patents, or that any patents issued to VBI will provide it with any competitive advantage. VBI also cannot be sure that it will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to VBI.

There is a risk that third parties may challenge VBI’s existing patents or claim that VBI is infringing their patents or proprietary rights. VBI could incur substantial costs in defending patent infringement suits or in filing suits against others to have their patents declared invalid or claim infringement. It is also possible that VBI may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. VBI cannot be sure that such third-party licenses would be available to it on acceptable terms, if at all. If VBI is unable to obtain required third-party licenses, it may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

Although VBI’s patent filings include claims covering various features of its vaccine candidates, including composition, methods of manufacture and use, VBI’s patents do not provide it with complete protection against the development of competing products. Some of VBI’s know-how and technology is not patentable. To protect VBI’s proprietary rights in unpatentable intellectual property and trade secrets, it requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for VBI’s trade secrets, know-how or other proprietary information.

VBI holds time limited, exclusive licenses to intellectual property from third parties that, once expired, may limit its competitive positioning within the field and prevent it from defending its proprietary position.

VBI expects it will need to license intellectual property from third parties in the future and that these licenses will be material to its business. VBI will not own the patents or patent applications that underlie these licenses, and will not control the enforcement of these patents. VBI will rely upon its licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

VBI’s license agreement with UPMC, which gives UPMC exclusive rights to a family of patents and patent applications that are expected to expire in 2022, covers eVLP technology for use in human vaccines. These applications are very significant to VBI’s business. Once expired, VBI may be open to competitive eVLP-like products and others may gain VBI’s proprietary position in the development of new products based on the eVLP platform.

If patent laws or the interpretation of patent laws change, VBI’s competitors may be able to develop and commercialize its discoveries.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biopharmaceutical products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. As such, these foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. Litigation or administrative proceedings may be necessary to determine the validity and scope of certain of VBI’s and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force VBI to do one or more of the following: cease selling or using any of its products that incorporate the challenged intellectual property, which would adversely affect its revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign its products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use VBI’s discoveries or develop and commercialize its products. VBI cannot provide assurance the patents it obtains or the unpatented technology it holds will afford it significant commercial protection.

Risks Related to Regulatory Matters

VBI may fail to obtain regulatory approval for its products on a timely basis or comply with its continuing regulatory obligations after approval is obtained.

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, losing any potential marketing advantage resulting from being early to market, and increased clinical trial costs. The speed with which VBI begins and completes its pre-clinical studies necessary to begin clinical trials, the clinical trials themselves and VBI’s applications for marketing approval will depend on several factors, including the following:

•	VBI’s ability to manufacture or obtain sufficient quantities of materials for use in necessary pre-clinical studies and clinical trials;

•	prior regulatory agency review and approval;

•	approval of the protocol and the informed consent form by the review board(s) of the institution(s) conducting the clinical trial;

•

the rate of subject or patient enrollment and retention, which is a function of many factors, including the size of the subject or patient population, the proximity of subjects and patients to clinical sites, the eligibility criteria for the clinical trial and the nature of the protocol;

•	negative test results or side effects experienced by clinical trial participants;

•	analysis of data obtained from pre-clinical activities, which is susceptible to varying interpretations and which interpretations could delay, limit or prevent further studies or regulatory approval;

•	the availability of skilled and experienced staff to conduct and monitor clinical trials and to prepare the appropriate regulatory applications; and

•	changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development.

VBI has limited experience in conducting and managing the pre-clinical studies and clinical trials necessary to obtain regulatory marketing approvals. VBI may not be permitted to continue or commence additional clinical trials. VBI also faces the risk the results of its clinical trials may be inconsistent with the results obtained in pre-clinical studies or clinical trials of similar products or that the results obtained in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical and product development industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing.

Regulatory agencies may require VBI or its collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, VBI or its collaborators may be unable to submit applications to regulatory agencies within the time frame it currently expects. Once submitted, applications must be approved by various regulatory agencies before VBI or its collaborators may commercialize the product described in the application. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which changes(s) could affect the cost of such clinical trials. Any unanticipated costs or delays in VBI’s clinical trials could delay its ability to generate revenue and harm its financial condition and results of operations.

VBI’s vaccine candidates may never achieve market acceptance, even if VBI obtains regulatory approvals.

Even if VBI receives regulatory approvals for the commercial sale of its vaccine candidates, the commercial success of these vaccine candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a vaccine and cost-effective alternative to competing products. If VBI’s vaccine candidates fail to gain market acceptance, VBI may be unable to earn sufficient revenue to continue its business. Market acceptance of, and demand for, any product that VBI may develop and commercialize will depend on many factors, including:

•	VBI’s ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of adverse side effects;

•	whether VBI’s vaccines are differentiated from other vaccines based on immunogenicity;

•	availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of VBI’s marketing and distribution strategy;

•	publicity concerning VBI’s products or competing products and treatments; and

•	VBI’s ability to obtain sufficient third-party insurance coverage or reimbursement.

In particular, there are significant challenges to market acceptance for CMV vaccines developed for the target market (pre-pregnant women) and a relatively low tolerance for risk to these populations. The risk-benefit analysis undertaken by the FDA and other regulators will be high relative to other vaccines and biologic products.

If VBI’s vaccine candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, its business, financial condition and results of operations would be materially and adversely affected.

If reforms in the health care industry make reimbursement for VBI’s potential products less likely, the market for VBI’s potential products will be reduced, and it could lose potential sources of revenue.

VBI’s success may depend, in part, on the extent to which reimbursement for the costs of vaccines will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar or more restrictive federal or state health care legislation may be adopted in the future and so any products that VBI or its collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for VBI to establish and maintain price levels that are sufficient for realization of an appropriate return on its investment in product development. Moreover, the existence or threat of cost control measures could cause VBI’s corporate collaborators to be less willing or able to pursue research and development programs related to its vaccine candidates.

Risks Related to VBI’s Capital Requirements and Financings

If we are unable to comply with certain financial and operating restrictions in our existing credit facility, we may be limited in our business activities and access to credit or may default under our credit facilities.

Pursuant to our existing credit facility with PCOF 1, LLC, all of the Company’s and our subsidiaries’ assets, other than excluded and future projects, are secured with our senior lender.  As of December 31, 2014 the Company owed approximately $3 million under its initial term loan.  Provisions in our credit facility impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

●	incur additional debt;

●	pay cash dividends and make distributions;

●	make certain investments and acquisitions;

●	guarantee the indebtedness of others or our subsidiaries;

●	redeem or repurchase capital stock;

●	create liens or encumbrances;

●	enter into transactions with affiliates;

●	engage in new lines of business;

●	sell, lease or transfer certain parts of our business or property;

●	incur obligations for capital expenditures;

●	issue additional capital stock of the Company or any subsidiary of the Company;

●	acquire new companies and merge or consolidate.

These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facility. In addition to preventing additional borrowings under this agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement, which would require us to pay all amounts outstanding.  If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.  Our failure to repay our indebtedness would result in our senior lender foreclosing on all or a portion of our assets and force us to curtail or cease our operations.

Any acquisitions that VBI makes could disrupt its business and harm its financial condition.

VBI expects to evaluate potential strategic acquisitions of complementary businesses, products or technologies. VBI may also consider joint ventures and other collaborative projects. VBI may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from VBI’s core business and disrupt its operations. VBI has limited experience with acquiring companies or products. If it decides to expand its product offerings beyond vaccine technologies, VBI may spend time and money on projects that do not increase its revenue. While VBI from time to time evaluates potential collaborative projects and acquisitions of businesses, products and technologies, and anticipates continuing to make these evaluations, VBI has no present understandings, commitments or agreements with respect to any acquisitions or collaborative projects.

VBI will likely need additional financing to continue its operations. If VBI is unable to obtain additional financing on acceptable terms, it may have to curtail or cease its development plans and operations.

From VBI (US)’s incorporation in 2006 to December 31, 2014, VBI has received $68.5 million in total equity and debt financing. VBI’s income generating activities have been limited to research and development services pursuant to certain governmental research and development grants. No revenues have been recorded from the sale of products in connection with VBI’s planned principal business activity. In addition, VBI has incurred significant net losses and negative operating cash flows since inception. As of December 31, 2014, VBI had an accumulated deficit of approximately $69.5 million and stockholders’ equity of approximately $10.7 million. VBI’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, if approved, to generate revenue and, ultimately, attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find attractive. VBI faces substantial demand on its cash resources to fund operations and its growth plans in the future.

To date, VBI has been able to obtain financing; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at terms acceptable to management and its existing stockholders. Additional financings may be effected through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms acceptable to VBI will be available or otherwise occur. Debt financing must be repaid regardless of whether VBI generates revenues or cash flows from operations and is secured by substantially all of VBI’s assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership of VBI’s stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, VBI may be required to reduce or eliminate certain product candidates and development activities, and it may ultimately require VBI to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:

●	the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;

●	we may find that the acquired company or technologies do not improve our market position as planned;

●	we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources;

●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

●	we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence or adequately adjust for in our acquisition arrangements;

●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

●	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

●	we may not be able to realize the cost savings or other financial benefits we anticipated.

We cannot assure you that we will successfully integrate or profitably manage any acquired business. In addition, we cannot assure you that, following any acquisition, our continued business will achieve profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period. These factors could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Owning Our Common Stock

The public market for our common stock has been, and may continue to be, volatile.  This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

Due to the volatility of the market for our common stock, the market price for the shares may be significantly affected by factors such as variations in quarterly and yearly operating results, general trends in the alternative vaccine industry, or changes in state or federal regulations affecting us and our industry.  Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies.  Such broad market fluctuations may adversely affect the market price of our common stock.

We have the right to issue shares of preferred stock and have previously issued Series 1 Preferred Stock.  If we were to issue additional preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 30,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time to time by our board of directors, of which 2,996,482 have been designated Series 1 Convertible Preferred Stock.  Our board of directors is empowered, without stockholder approval, to issue additional preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock.  The issuance of additional shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of the Company’s assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock.  The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of holders of our common stock.  We cannot assure you that we will not, under certain circumstances, issue additional shares of our preferred stock.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive.  We do not plan to pay any cash dividends with respect to our securities in the foreseeable future.  We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend.  Therefore, holders of our common stock should not expect to receive cash dividends on our common stock.

Management of our Company is within the control of the board of directors and the officers. Investors should not purchase our common stock unless they are willing to entrust management of our Company to these individuals.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own approximately 55.8% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.  Therefore, management will retain significant influence in electing a majority of the board of directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission (the “SEC”) for offerings of our capital stock; and transactions that may cause or prevent a change in control of the Company or its winding up and dissolution.  Accordingly, no investor should purchase the common stock unless such investor is willing to entrust all aspects of the management of the Company to such individuals.

As of December 31, 2014, we had options for the purchase of 2,797,239 shares of our common stock outstanding and we may grant additional options in the future to employees, officers, directors, independent contractors and agents. Sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of December 31, 2014, we had outstanding options for the purchase of 2,797,239 shares of common stock.  Of this amount, options for the purchase of 133,830 shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  If our stock price rises, the holders may exercise their options and sell a large number of shares.  This could cause the market price of our common stock to decline.

Shares of our common stock eligible for future sale may adversely affect the market for our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months post-Merger subject only to the current public information requirement (which disappears after one year).  Of the 20,012,760 shares of our common stock outstanding as of March 19, 2015, approximately 9,192,472 shares are held by “non-affiliates” and, of that amount, 1,180,211 will be freely tradable without restriction pursuant to Rule 144.

Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

VBI Cda entered into a forty month lease ending December 31, 2017 for approximately 6,500 square feet of lab and office space in Ottawa, Ontario which it can terminate with six months’ notice after the first year. Similarly, the landlord may terminate the lease with six months’ notice after the second year. The lease provides for approximately $31,500 CAD of free rent which we will record on a straight-line basis over the term of the lease.

VBI US entered into a three year lease amendment ending April 30, 2017 for approximately 2,400 square feet of office space in Cambridge, MA. The lease may be terminated by VBI US with six months’ notice after the first year. The lease provides for annual increases which we will record on a straight-line basis over the term of the lease.

We believe these facilities are suitable and adequate for our current operations.

ITEM 3: LEGAL PROCEEDINGS

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. If the plaintiffs were able to prove their allegations in this matter and to establish the damages they assert, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

VBI Cda had an on-going dispute with the former landlord of its research facility. Such dispute related to the amount charged by the landlord for leased storage space. On November 22, 2013, Del Management Solutions Inc., the property manager for the National Capital Commission (“NCC”), issued a Demand Letter to VBI Cda demanding payment of $171,041.43 CAD. On October 23, 2014, VBI Cda offered to settle the dispute by forfeiting the $32,000 CAD rent deposit. The NCC accepted and on December 12, 2014, the NCC and VBI Cda signed a mutual full and final release. This matter is now considered closed.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “VBIV” on the NASDAQ Capital Market, but is not actively traded. The table below presents the range of high and low sales prices of our common stock for each quarter in the two years ended December 31, 2014 and 2013.

High and low sales prices(1)
Year Ended December 31, 2014	High	Low
Quarter 1*	$5.70	$3.50
Quarter 2	6.35	3.85
Quarter 3	5.67	2.92
Quarter 4	3.51	2.02

Year Ended December 31, 2013	High	Low
Quarter 1	$4.25	$3.50
Quarter 2	4.10	3.30
Quarter 3	9.50	3.55
Quarter 4*	8.45	2.85

(1)  As adjusted to reflect the 1:5 reverse effected by the Company on July 25, 2014.

* The Company's common stock was suspended from trading on The NASDAQ Capital Market from November 21, 2013 until January 8, 2014 while the Company was subject to a listing review. On February 19, 2014, the NASDAQ Listing Qualifications Panel granted the Company's request for continued listing of our common stock on The NASDAQ Capital Market.

As of March 11, 2015 VBI had approximately 134 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The name, address and telephone number of our stock transfer agent is Equity Stock Transfer, Inc., 237 W 37th St., Suite 601, New York, NY, 10018, (917) 746-4595.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of common stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At December 31, 2014, there were no stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. At December 31, 2014, the maximum number of stock options issuable under the plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the Merger as described in Note 1 to our financial statements and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee.

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

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) reserved 300,000 shares of common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board granted 60,000 options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, subject to the adoption of the 2013 Plan by the Company’s shareholders. The 2013 Plan was approved by the shareholders on November 8, 2013. On March 19, 2014, the Board granted 204,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. On April 10, 2014, the Board granted an additional 36,000 common shares to officers and directors under the same terms as the March 2014 grant. The transaction is not reflected in the Consolidated Statement of Stockholders’ Equity due to the restatement of the information related to the Merger.

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

The table below provides information, as of December 31, 2014, regarding the 2006 Plan, the 2013 Plan and the 2014 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
2006 Plan	2,624,368	$2.05	-
2013 Plan	8,871	$3.80	-
2014 Plan	164,000	$2.145	631,687
Total	2,797,239	$2.06	631,687

As of December 31, 2014, options to purchase up to 2,797,239 shares of common stock have been granted under the 2006 Plan, 2013 Plan and the 2014 Plan of which 869,543 shares are vested. The following table summarizes information about stock options granted at December 31, 2014 under the three plans:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$1.30	469,596	6.0	$1.30	341,251	$1.30
$2.15	1,844,579	9.8	$2.15	192,145	$2.15
$2.65	310,193	4.7	$2.65	310,193	$2.65
$3.80	8,871	8.5	$3.80	8,871	$3.80
$4.25	164,000	9.6	$4.25	17,083	$4.25
$2.19	2,797,239	8.6	$2.19	869,543	$2.05

Recent Issuances of Unregistered Securities

On October 2, 2014, the Company signed an agreement with a consulting firm whereby, as compensation for services to be performed by the consultants, the Company issued an aggregate of 275,000 shares of the Company’s common stock on October 27, 2014. The shares were sold without registration in reliance upon the private transaction exemption set forth in Section 4(a)(2) of the Securities Act inasmuch as the consulting firm is an accredited investor and the common stock was not offered or sold through any form of general solicitation or general advertising.

ITEM 6: SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. We have developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, we have undertaken specific projects related to human CMV and other antigens. We plan, in the coming year, to prepare several batches of vaccine for a toxicology trial, for a Phase I clinical trial and for other regulatory purposes. We do not expect to advance our first product candidate into Phase I clinical trials prior to the fourth quarter of 2015. Our corporate headquarters is located in Cambridge, Massachusetts and our operations in the U.S. are carried out through VBI US, our wholly owned subsidiary. Our primary research facility is located in Ottawa, Ontario, Canada. Those operations are carried out by VBI Cda, a subsidiary of VBI US. Our consolidated financial statements include the accounts of VBI, VBI US and VBI Cda.

Our income generating activities have been limited to research and development services pursuant to certain governmental research and development grants. No revenues have been recorded from the sale of products in connection with our planned principal business activity.

We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $14.4 million for the year ended December 31, 2014. Our accumulated deficit as of December 31, 2014 was $69.5 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our pre-clinical-stage product candidate, CMV. These include expenses related to:

•	continuing the research and development of our product candidates;
•	scaling-up manufacturing capabilities through sub-contractors to commercialize products and dose forms for which we may obtain regulatory approval;
•	conducting human proof-of-concept clinical trials with our initial targeted vaccine;
•	maintaining, expanding and protecting our intellectual property portfolio;
•	hiring additional clinical, manufacturing, and scientific personnel or contractors; and
•	adding operational, financial and management information systems and human resources support, including additional personnel to support our vaccine development.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market.

To date, we have financed our operations through sales of our common and preferred stock, loans from financial institutions and affiliates, income received from government research and development grants, and investment tax credits. On July 25, 2014, we completed two private equity financings for aggregate gross proceeds of $16.25 million and received $3 million from a $6 million credit facility (the “Financings”). We believe the proceeds from the Financings will be sufficient to fund our activities, including capital expenditure requirements into 2016. We expect, however, that we will need to secure additional financing in the future to carry out all of our planned R&D activities with respect to the development of the CMV vaccine.

Merger

See the description of the Merger in Item 1 above.

Plan of Operation

We are a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. The Company plans, during 2015, to prepare several batches of vaccine for a toxicology trial, a Phase I clinical trial and other regulatory purposes. The Company does not expect to advance its first product candidate into a Phase I clinical trial prior to the fourth quarter of 2015. All costs incurred to date by the Company have directly or indirectly contributed to the advancement of these projects. The Company has not deferred or capitalized any costs related to any of these projects.

We continue to explore business development opportunities leveraging its eVLP and thermostable LPV vaccine platforms and its talented researchers with potential third-party partners.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of our CMV vaccine, which include:

•	the cost of acquiring, developing and manufacturing clinical trial materials and other consumables and lab supplies used in our pre-clinical studies;
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; and
•	expenses incurred under agreements with contractors or Contract Manufacturing Organizations to advance the CMV vaccine into clinical trials.

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

Interest Income

Interest income consists principally of interest income earned on cash balances, US federal government guaranteed money market funds and on R&D tax refunds.

Interest Expense

Interest expense is associated with our previously outstanding convertible notes and the credit facility entered into in July 25, 2014.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Income generating activities have been limited to research and development services pursuant to certain governmental research and development grants, which have been netted against the related R&D expenses as described below. To date, no revenues have been recorded from the sale of products from the Company’s principal business activity.

Research and Development

Research and development expenses increased by $1.7 million or 121%, to $3.2 million for the year ended December 31, 2014 (2013 - $1.4 million). The increases resulted primarily from increased spending on contract research and manufacturing services related to advancing the CMV vaccine and performance based compensation paid to the R&D personnel. Substantially all research and development expenses relate to our CMV vaccine.

General and Administrative

General and administrative expenses increased by $7.8 million or 361%, to $10.0 million for the year ended December 31, 2014 (2013 - $2.2 million). The increase in general and administrative expenses were primarily due to the significant professional fees incurred related to the Merger as well as non-cash expenses related to the issuance of shares to advisors, public company costs, Board and committee fees and performance based compensation paid to the administrative personnel.

Amortization of property and equipment and intangibles decreased by $24,020, or 17%, from $139,661 for the year ended December 31, 2013 to $115,641 for year ended December 31, 2014 because a significant portion of the capital equipment has now been fully amortized.

Interest Expense

Interest expense decreased by $0.6 million from $1.6 million for the year ended December 31, 2013 to $1.0 million for the year ended December 31, 2014. The decrease was due primarily to the waiver of repayment in favor of conversion by holders of convertible promissory notes issued prior to December 31, 2013 of the contractual interest coupon accrued on the outstanding notes. All convertible notes issued prior to December 31, 2013 were voluntarily converted into VBI US preferred shares and then exchanged for common shares as part of the Merger. The convertible notes issued on March 10, 2014 were converted into 558,837 common shares and 284,602 preferred shares.

Foreign Exchange Loss (Gain)

The functional currency of the Company is the U.S. dollar. Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date. Any monetary assets or liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date, with the resulting foreign exchange gain or loss being recorded in the statement of operations. The foreign exchange loss of $0.1 million for the year ended December 31, 2014 and $0.3 million for the year ended December 31, 2013 is derived from the decrease in the foreign exchange rate of the Canadian dollar which was partially offset by the reduced level of intercompany balances during the third and fourth quarters of 2014.

The functional currency of VBI Cda is the Canadian dollar, or CAD. The accounts of VBI Cda are translated from its functional currency to U.S. dollars using the current rate method. Any gain or loss arising from translation is recorded to other comprehensive loss.

Net Loss

The net loss increased by $9.0 million or 164%, from $5.5 million for the year ended December 31, 2013 to $14.4 million for the year ended December 31, 2014, largely as a result of increases in general and administrative expenses due to increased costs related to the Merger as well as the increased R&D expenses related to the development of the CMV vaccine.

Liquidity and Capital Resources

Net cash used by Operating Activities

The Company incurred net losses of $14.4 million and $5.5 million in the years ended December 31, 2014 and 2013, respectively. The Company used $8.1 million and $3.0 million in cash for operating activities during the year ended December 31, 2014 and 2013, respectively. The increase in cash outflows is largely as a result of increased professional fees related to the Merger transaction as well as increased R&D expenses related to the advancement of the CMV vaccine.

The Company has incurred net losses and negative operating cash flows since inception. As of December 31, 2014, the Company had an accumulated deficit of $69.5 million and stockholders’ equity of $10.7 million.

Net cash provided by Investing Activities

As a result of the closing of the private equity financing in July 2014, approximately $0.8 million was returned from an escrow account during 2014. The Company had no other significant investing activities during the year ended December 31, 2014 and December 31, 2013 other than the purchase of property and equipment in the amount of $112,328 and $4,822, respectively.

Net cash received from Financing Activities

The Company’s financing activities increased by $16.3 million during the year ended December 31, 2014, from $3.1 million for the year ended December 31, 2013 to $19.3 million for the year ended December 31, 2014. The significant increase resulted from closing two private placements of equity securities with gross proceeds of approximately $16.25 million and obtaining a secured debt facility for up to $6.0 million, half of which was drawn down immediately. In addition, during the year ended December 31, 2014, VBI US received $1.5 million from certain investors which was converted into common and preferred shares contemporaneously with the Merger. These proceeds were offset by $0.6 million of deferred financing costs related to the issuance of $1.5 million in convertible notes and the $6 million debt facility and $0.8 million of share issuance costs.

During the year ended December 31, 2013, the Company received $3.1 million in convertible notes and $1,061 for warrants from VBI US’s venture capital investors. The Company also repaid $42,605 of a government loan during the year ended December 31, 2013. The government loan was fully repaid in 2013.

Capital Sources

Management's Assessment of Liquidity

Prior to the Merger, VBI US’s capital sources consisted largely of the venture capital investors that participated in its initial Series A Preferred Shares equity financing and a series of convertible notes described in Note 9 to the financial statements.

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

Capital Expenditures

The Company did not make significant capital purchases in the year ended December 31, 2014 or 2013. The increase from $4,822 for the year ended December 31, 2013 to $112,328 for the year ended December 31, 2014 is primarily related to the purchase of additional R&D equipment. Going forward, the Company will be required to refresh its computers and information technology equipment and to purchase additional R&D equipment.  In 2014, VBI also paid $18,186 to acquire a license to a patent (2013 - $0).

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2014.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2014, there were no significant changes to our critical accounting policies.

Trends, Events and Uncertainties

As with other companies that are in the process of commercializing novel vaccines, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this filing, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

NEW ACCOUNTING GUIDANCE

See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. The Supplementary Data is not included as it is not required for a smaller reporting company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Report on Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31 2014. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of December 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

On July 25, 2014, the Company and VBI US entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with PCOF 1, LLC (the “Lender”). The Company and VBI Cda, agreed to act as guarantors of VBI US’s obligations under the Credit Agreement. The Credit Agreement was attached as an exhibit to and described further in the Form 8-K filed by the Company on July 28, 2014.

On September 30, 2014, the Company, VBI US, VBI Cda and Lender entered that certain First Amendment to Credit Agreement (“Amendment No. 1”). Amendment No. 1 extended the deadline of the milestone requirement for VBI US to enter into a licensing agreement with a global pharmaceuticals company with respect to the Thermostable LPV technology, on terms satisfactory to the Lender, from September 30, 2014 to December 31, 2014 (the “Milestone Requirement”). Amendment No. 1 was attached as an exhibit to and described further in the Form 8-K filed by the Company on October 6, 2014.

On March 19, 2015, the Company, VBI US, VBI Cda and Lender entered that certain Second Amendment to Credit Agreement (“Amendment No. 2”). Amendment No. 2 further extends Milestone Requirement from December 31, 2014 to April 30, 2015. The Credit Agreement otherwise remains in full force and effect without modification.

The foregoing description of Amendment No. 2 does not purport to be complete, and is qualified in its entirety by reference to the full text of Amendment No. 2, which is filed herewith as Exhibit 10.33 and is incorporated herein by reference.

PART III

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our directors and executive officers.  Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position

Jeff R. Baxter, FCMA	53	President and Chief Executive Officer, Director

David E. Anderson, Ph.D.	45	Senior Vice President, Research

Egidio Nascimento, Ph. D	48	Chief Financial Officer

Marc Kirchmeier, Ph.D.	52	Vice President, Formulations

T. Adam Buckley	39	Vice President, Operations and Project Management

Steven Gillis, Ph.D.	61	Chairman of the Board

Sam Chawla	40	Director

Trent D. Davis	47	Director

Michel De Wilde, Ph.D.	65	Director

Michael Steinmetz, Ph.D	67	Director

Alan P. Timmins	55	Director

Biographical information with respect to our executive officers and directors is provided below.  There are no family relationships between any of our executive officers or directors.

Jeff R. Baxter, FCMA - President, Chief Executive Officer and Director

Mr. Baxter joined VBI US in September of 2009, and has served as Chief Executive Officer and a member of the Board of Directors since September 2009. Previously, he was a managing partner for the venture capital firm, The Column Group. Until July of 2006, Mr. Baxter was Senior Vice President, R&D Finance and Operations, of GlaxoSmithKline (GSK). In his 19 years of pharma experience, he has held line management roles in commercial, manufacturing and IT and the office of the CEO. His most recent position in R&D included responsibility for finance, pipeline resource planning and allocation, business development deal structuring and SROne (GSK’s in-house $125 million venture capital fund). He also chaired GSK’s R&D Operating Board. Prior to GSK, he worked at Unilever and British American Tobacco. Mr. Baxter was educated at Thames Valley University and is a Fellow of the Chartered Institute of Management Accountants (FCMA).

Given Mr. Baxter’s professional achievements, he is well qualified to serve as President, Chief Executive Officer and Director of VBI.

David E. Anderson, Ph.D. - Senior Vice President, Research

Dr. Anderson is an immunologist with expertise in the areas of vaccine development, autoimmunity and tumor immunology. Dr. Anderson joined VBI full time as Vice President of Immunology in 2009 from Harvard Medical School, where he held a position as Assistant Professor. As a co-founder of VBI Cda and initially as Vice President of Research, Dr. Anderson is an inventor on many of VBI’s patents and actively manages VBI’s research operation. Dr. Anderson holds a Ph.D. from Harvard University and a B.S. from the University of California, Davis.

Egidio Nascimento, - Chief Financial Officer

Mr. Nascimento has served as Chief Financial Officer since December 2006 and Chief Financial Officer of VBI since May 2014. He previously worked as Vice President of Finance at Genome Canada and as CFO of two start-up companies. Subsequent to starting and managing a new and emerging business group in Ottawa, Ontario he has focused his career on managing and securing financing for leading-edge technology and biotechnology companies. During his career, he has played a key role in helping six companies raise over $220 million in capital. Mr. Nascimento is a Chartered Professional Accountant (CPA) and Chartered Accountant (CA) and holds a Bachelor of Commerce degree from the University of Ottawa, Canada.

Marc Kirchmeier, Ph.D. - Vice President of Formulations

Dr. Kirchmeier has been VP, Vaccine Formulation Development at VBI US since April of 2010. He comes to VBI from Merck Research Laboratories (Merck), where he was a Director in Bioanalytical and Formulation Sciences from 2008 to 2010 and an Associate Director from 2005 to 2008. During his initial tenure at Merck, he was responsible for biologics formulation and later worked on biochemical and biophysical characterization of vaccines, proteins and carbohydrates. Prior to VBI and Merck, he was a Scientist at Corixa Corporation, now GlaxoSmithKline, where he formulated monoclonal antibodies in addition to particulate and adenoviral vaccines. Prior to Corixa he was Director of Drug Delivery Research at Oakwood Laboratories, where his group was responsible for developing sustained-release formulations of peptides and proteins. Dr. Kirchmeier holds a Ph.D. in Chemistry from Oregon State University and a B.S. in Biochemistry from Western Washington University.

T. Adam Buckley - Vice President of Operations and Project Management

Mr. Buckley helped establish VBI Cda in 2001, and has served as VP, Operations and Project Management since January 2002. His efforts included attracting seed capital, developing its first business plan, protecting IP and structuring VBI. He had an active role in VBI’s Series A financing, raising $35.7 million, and has led several key technology acquisitions for VBI US. Mr. Buckley obtained his M.B.A. and Bachelor of Science in Biology and Psychology at McMaster University in Canada. Prior to joining VBI Cda, he built experience in project management and corporate development at Riverview Hospital in Coquitlam, British Columbia, and at the Children’s Hospital of Eastern Ontario in Ottawa, Ontario.

Steven Gillis, Ph.D. – Chairman of the Board

Steven Gillis, Ph.D. has been a Managing Director of ARCH Venture Partners since 2006 and joined the firm in 2005. Dr. Gillis is focused on the evaluation of new life science technologies and also on the development and growth of ARCH’s biotechnology portfolio companies. He is a director of bluebirdbio (BLUE) and Shire PLC (SHPG). Dr. Gillis represents ARCH as a director and serves as Chairman of a number of ARCH’s private biotechnology portfolio companies.

Dr. Gillis was a founder and director of Corixa Corporation and served as CEO from its inception and as its Chairman from 1999 until its acquisition in 2005 by GlaxoSmithKline. Prior to Corixa, Dr. Gillis was a founder and director of Immunex Corp. From 1981 until his departure in 1994, Dr. Gillis served as Immunex’s Director of Research and Development, Chief Scientific Officer, and as CEO of Immunex’s R&D subsidiary. Dr. Gillis was interim CEO of Immunex Corp. following its majority purchase by American Cyanamid Company and remained a member of the board until 1997. Amgen, Inc. acquired Immunex in 2002.

Dr. Gillis is an immunologist by training with over 300 peer-reviewed publications in the areas of molecular and tumor immunology. He is credited as being a pioneer in the field of cytokines and cytokine receptors, directing the development of multiple marketed products including Leukine, (GM-CSF), Prokine (IL-2) and Enbrel (soluble TNF receptor-Fc fusion protein) as well as the regulatory approval of Bexxar (radiolabeled anti-CD20). Dr. Gillis received a B.A. from Williams College and a Ph.D. from Dartmouth College.

Given Dr. Gillis’ professional achievements, he is well suited to the position of Chairman of the Board of Directors of VBI.

Sam Chawla – Director

Mr. Chawla has been a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector, since 2013. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS Investment Bank in the Global Healthcare Group. Mr. Chawla’s investment banking experience centered on strategic advisory including, mergers and acquisitions buy-side and sell-side assignments and financial advisory, including equity and debt capital raises, for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse, which he originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University. In addition, Mr. Chawla is a member of the Board of Directors of Response Genetics (NASDAQ: RGDX) and Great Basin Scientific.

Given Mr. Chawla’s professional achievements, he is well suited to be a Director of VBI.

Trent D. Davis – Director

Mr. Davis is currently President and COO of Whitestone Investment Network, Inc., a position he has held since November 2014, which is primarily engaged in providing executive professional advisory services to small entrepreneurial companies, as well as making real estate and alternative investments. Mr. Davis served as a board member, and was Chairman in 2003, of the National Investment Banking Association. During his tenure with PIC, a former subsidiary of Paulson, from 1991 to 2014, he also served as Senior Vice President of Syndicate and National Sales from 1996 to 2005 and as Chief Executive Officer until October 2014. There he supervised all operations and over 200 investment representatives with over $1.5 billion in client assets. He has extensive experience in capital markets and brokerage operations and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. Mr. Davis holds a B.S. in Business and Economics from Linfield College and a Master’s Degree in Business Administration from the University of Portland. Mr. Davis held the following FINRA Licenses: Series 7, 24, 63, 66 and 79. Mr. Davis is also currently the Chairman of the Board for Majesco Entertainment Company (NASDAQ: COOL), which is an innovative developer, marketer, publisher and distributor of interactive entertainment for consumers around the world.

Given Mr. Davis’ professional achievements, he is well suited to be a Director of VBI.

Michel De Wilde, Ph.D. – Director

Dr. De Wilde was Senior Vice President, Research & Development, at Sanofi Pasteur, the human vaccines division of Sanofi from 2001 until June 2013. In this position, he was responsible for managing approximately 1,500 employees and a broad portfolio of approximately 20 development projects.

Prior to joining Sanofi Pasteur in January 2000, Dr. De Wilde was at SmithKline Beecham Biologicals (now GSK Vaccines) in Rixensart, Belgium. Dr. De Wilde joined the group in 1978 as a research scientist upon formation of a unit focusing on the application of recombinant DNA technology to vaccine development. He subsequently held positions of increasing responsibility and, as Vice President, Research & Development at Sanofi Pasteur, headed a team of approximately 400 specialists, active in all aspects of preclinical vaccine development.

Dr. De Wilde received his degree in Chemistry from the Free University of Brussels in 1971, followed by a Ph.D. in Biochemistry in 1976. He carried out postdoctoral work at the University of Wisconsin, Madison (U.S.) and the University of Ghent (Belgium). Dr. De Wilde authored over 50 publications during the early part of his career.

Given Dr. De Wilde’s extensive experience in biopharmaceutical development, he is well qualified to serve as a Director of VBI.

Michael Steinmetz, Ph.D. – Director

Michael Steinmetz, Ph.D., has been Managing Director of Clarus Ventures since the firm’s inception in 2005. Prior to Clarus, Dr. Steinmetz was a General Partner at MPM Capital, a healthcare venture capital firm.  He has over 25 years of direct industry and investment experience within the healthcare sector. From 1986 to 1997, Dr. Steinmetz was an executive at Hoffmann-LaRoche where he held various positions including Vice President of Preclinical Research and Development, and Global Head of Biotechnology.

Dr. Steinmetz obtained his PhD summa cum laude from the University of Munich and held positions at the California Institute of Technology and the Basel Institute for Immunology.

Dr. Steinmetz represents Clarus Ventures on the Board of Directors of Oxford Immunotec (NASDAQ: OXFD), and TetraLogic (NASDAQ: TLOG). Given Dr. Steinmetz’s professional achievements, he is well suited to be a director of VBI.

Alan P. Timmins – Director

Mr. Timmins has been a director of the Company since January 2014 and has served as vice president for financial affairs at the University of Portland since 2011. He is the former president and chief operating officer of AVI BioPharma, Inc., now known as Sarepta Therapeutics, Inc. (“AVI”). Mr. Timmins began with AVI, a pioneering medical research company, in 1992 and was the company’s first chief financial officer and executive vice president before serving as president and chief operating officer from 2000 to 2008. Before his career with AVI, he worked with Price Waterhouse, now known as PricewaterhouseCoopers. Mr. Timmins was retired from 2008 to 2011. He earned an MBA from Stanford University, and holds an undergraduate degree from the University of Portland. Mr. Timmins is a Certified Public Accountant (inactive) in the State of Oregon.

Given Mr. Timmins’ professional achievements, he is well suited to be a Director of VBI.

Except as disclosed above, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during the fiscal year. Each failure related to a system error in submission of the required Form ID applications as a result of the Merger:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
David E. Anderson, Ph.D	1	6	Form 3
Jeff R. Baxter, FCMA	1	4	Form 3
T. Adam Buckley	1	7	Form 3
Marc Kirchmeier, Ph.D	1	5	Form 3

Code of Business Conduct and Ethics

The Board of Directors has adopted a code of business conduct and ethics (the “Code”) designed to deter wrongdoing and to promote honest and ethical conduct. The Code applies to all of our directors, executive officers and employees. The Code may be found on our website at www.vbivaccines.com. Furthermore, if disclosure of an amendment or waiver to the Code is required by Item 5.05 of Form 8-K, we intend to satisfy such disclosure either by timely filing a Form 8-K or by posting such information at the same website.

Procedures by which Security Holders may Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Committees of the Board of Directors

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

Audit Committee.  Following the Merger, Alan P. Timmins, Steven Gillis and Trent D. Davis were each appointed as members of the Audit Committee. Dr. Gillis and Mr. Timmins are both considered independent in accordance with the rules of The NASDAQ Stock Market, with Mr. Timmins serving as chairman. Mr. Davis is a member of the Audit Committee in reliance on NASDAQ Rule 5065(c)(2)(B), insomuch as VBI has concluded that, in light of Mr. Davis’ roles as a director and President of the Company prior to the Merger, his membership on the Audit Committee and ability to provide historical insight are in the best interests of the post-Merger company and its stockholders.  We designate Mr. Timmins as the audit committee financial expert, within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee Charter is available on our website at www.vbivaccines.com.

Compensation Committee. Following the Merger, Michel De Wilde and Michael Steinmetz were each appointed as members of the Compensation Committee, with the latter being Chairman. `Drs. Steinmetz and De Wilde are both considered independent in accordance with the rules of The NASDAQ Stock Market. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). The Compensation Committee Charter is available on our website at www.vbivaccines.com.

Nominating and Governance Committee. Following the Merger, Alan P. Timmins, Michel De Wilde and Steven Gillis were each appointed as members of the Nominating and Governance Committee, with the latter being Chairman. The Nominating and Governance Committee is responsible for i) nominating and recommending nominees for the Board of Directors and submitting the names of such nominees to the full Board of Directors for their approval; ii) evaluating the composition, size and governance of the Board of Directors and its committees and making recommendations regarding future planning and appointment of directors to the committees; and iii) establishing a policy for considering shareholder nominees for election to our Board of Directors. The Board of Directors has determined that all members of our Nominating and Governance Committee are independent under the rules of The NASDAQ Capital Market. The Nominating and Governance Committee Charter is available on our website at www.vbivaccines.com.

Item 11: Executive Compensation

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2014 and 2013.  These individuals are sometimes referred to in this report as the “Named Executive Officers”.

Summary Compensation Table

VBI Summary Compensation Table 2013-2014

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)(1)	($)	($)	($)(2)	($)
Jeff R. Baxter, FCMA - President and Chief Executive Officer	2014	$ 364,135	$184,675	-	$ 1,616,865	-	-	$ 20,442	$ 2,186,117
	2013	$ 350,000	-	-	-	-	-	-	$ 350,000
David E. Anderson, Ph.D. - Senior Vice President, Research	2014	$ 232,115	$102,000	-	$ 712,619	-	-	-	$ 1,064,734
	2013	$ 220,000	-	-	-	-	-	-	$ 220,000
Marc Kirchmeier, Ph.D. - Vice President, Formulations	2014	$ 219,038	$ 67,000	-	$ 365,646	-	-	-	$ 651,684
	2013	$ 215,000	-	-	-	-	-	-	$ 215,000
Egidio Nascimento, CFO	2014	$ 219,731	$ 94,000	-	$ 631,366	-	-	-	$ 945,097
	2013	$ 197,963	-	-	-	-	-	-	$ 197,963

(1) This amount reflects the aggregate grant date fair value for this award and does not correspond to the actual value that may be recognized by the individual upon option exercise. The assumptions used to determine the grant date fair value of the stock option is included in Note 11 to our audited financial statements included elsewhere in this report.

(2) This amount relates the cost associated with an apartment in Cambridge, MA for the CEO over a six month period from July to December 2014.

Current and Future Compensation Practices

Historically, VBI’s compensation program has consisted of a base salary, cash and options performance awards as recommended by its Compensation Committee and approved by its Board of Directors.  However, the Board of Directors may at their discretion further alter the amount and nature of compensation to be paid to the Company’s executive officers from time to time in order to attract and retain the services of the individuals who will help the Company achieve its business objectives and enhance value for stockholders, or for other reasons determined by the Board.

Employment Agreements and Offer Letters

Jeff R. Baxter, FCMA

Mr. Baxter has been employed by VBI US since September 2009. Pursuant to a revised employment agreement dated May 8, 2014 between Jeff R. Baxter and the Company, Mr. Baxter has been employed as the Company’s Chief Executive Officer, effective following the Merger. Pursuant to this agreement, Mr. Baxter received an initial annual salary in the amount of $385,000. Mr. Baxter may be eligible for options to purchase common stock of the Company in the Board’s discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Baxter is eligible to be considered for an annual cash bonus of up to 50% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-Merger up to a maximum of 12 months.

Dr. David E. Anderson, Ph.D.

Dr. Anderson has been engaged by VBI US since April 2008. Pursuant to a revised employment agreement dated May 8, 2014 between David Anderson and the Company, Dr. Anderson has been employed as the Company’s Senior Vice President, Research, effective following the Merger. Pursuant to this agreement, Dr. Anderson received an initial annual salary in the amount of $250,000. Dr. Anderson may be eligible for options to purchase common stock of the Company in the Board’s discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Dr. Anderson is eligible to be considered for an annual cash bonus of up to 35% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-Merger up to a maximum of 12 months.

Egidio Nascimento

Mr. Nascimento has been employed by VBI US since December 2006. Pursuant to a revised employment agreement dated May 8, 2014 between Egidio Nascimento and the Company, Mr. Nascimento is employed as the Company’s Chief Financial Officer, effective following the Merger. Pursuant to this agreement, Mr. Nascimento received an initial annual salary in the amount of $240,000. Mr. Nascimento may be eligible for options to purchase common stock of the Company in the Board’s discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Nascimento is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-Merger up to a maximum of 12 months.

Marc Kirchmeier, Ph.D.

Dr. Kirchmeier has been employed by VBI US since March 2010. Pursuant to an employment agreement dated July 25, 2014 between Marc Kirchmeier and the Company, Dr. Kirchmeier is to be employed as the Company’s Vice President, Formulation Development. Pursuant to this agreement, Dr. Kirchmeier received an initial annual salary in the amount of $225,000. Dr. Kirchmeier may be eligible for options to purchase the Company’s common stock in the discretion of the Board. Any outstanding options will accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Dr. Kirchmeier is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on him meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-Merger up to a maximum of 12 months.

T. Adam Buckley

Mr. Buckley has been employed by VBI US since December 2006 and previously with VBI Cda since January 2002. Pursuant to an employment agreement dated July 25, 2014 between Mr. Buckley and the Company, Mr. Buckley is to be employed as the Company’s Vice President, Operations and Project Management. Pursuant to this agreement, Mr. Buckley received an initial annual salary in the amount of $150,000. Mr. Buckley may be eligible for options to purchase the Company’s common stock in the discretion of the Board. Any outstanding options will accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Buckley is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-Merger up to a maximum of 12 months.

Potential Payment Upon Termination

Upon termination by VBI of any executive without cause, VBI agreed to pay its officers six months’ salary plus an additional month of salary for each completed year of service post-Merger and any health and welfare (COBRA) benefits.

Unless otherwise agreed by the Board of Directors, other staff members would be entitled to severance upon termination of employment pursuant to VBI’s severance policy. The policy provides for 1 week of severance for each completed year of service.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards granted to VBI’s Named Executive Officers that were outstanding on December 31, 2014.

	Number of Securities Underlying Unexercised Options			Options	Options
Name	Exercisable		Not Exercisable	Exercise Price ($)	Expiration Date
Jeff R. Baxter, FCMA	223,797	(1)	-	$2.63	11/13/2019	(2)
	26,129	(2)	11,877	$1.30	3/29/2022	(2)
	19,616	(2)	9,808	$1.30	4/2/2022	(2)
	78,512	(2)	675,205	$2.145	7/25/2024	(3)

David E. Anderson, Ph.D.	22,348	(1)	-	$1.30	12/22/2016	(2)
	7,484	(2)	-	$1.30	3/18/2018	(2)
	14,362	(2)	-	$2.63	1/29/2019	(2)
	35,401	(2)	16,091	$1.30	3/29/2022	(2)
	19,616	(2)	9,808	$1.30	4/2/2022	(2)
	34,604	(2)	297,590	$2.145	7/25/2024	(3)

Egidio Nascimento	26,818	(1)	-	$1.30	12/22/2016	(2)
	8,981	(2)	-	$1.30	3/18/2018	(2)
	25,988	(2)	-	$2.63	1/29/2019	(2)
	7,080	(2)	3,218	$1.30	3/29/2022	(2)
	6,865	(2)	3,433	$1.30	4/2/2022	(2)
	30,658	(2)	263,659	$2.145	7/25/2024	(3)

Marc Kirchmeier, Ph.D.	24,520	(1)	-	$2.63	4/8/2020	(2)
	5,875	(1)	255	$1.30	3/1/2021	(2)
	27,309	(2)	12,413	$1.30	3/29/2022	(2)
	17,981	(2)	8,991	$1.30	4/2/2022	(2)
	17,755	(2)	152,694	$2.145	7/25/2024	(3)

(1)	25% of options vest on the first anniversary of the grant date and then monthly over the remaining 36 months. Grant dates are ten years prior to expiration date.

(2)	Options vest monthly over 48 months. Grant dates are ten years prior to expiration date.

(3)	Options vest monthly over 48 months and expire 10 years after the Merger date. The grant date was April 24, 2015.

Note - (3) relates to the last grant for each individual.

Director Compensation

Pre-Merger Directors

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our non-Executive Officer Directors in the year ended December 31, 2013.

Name of Director	Fees earned or paid in cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
Chester L.F. Paulson(1) (4)	$-	$-	$-	$-	$-		$-
Charles L.F. Paulson(1)	-	20,372	-	-	-		20,372
Steve H. Kleemann(3) (5)	11,250	19,832	-	-	-		31,082
Shannon Pratt, D.B.A.(3)	15,000	13,286	-	-	6,500	(2)	34,786
Paul F. Shoen(3)	15,000	13,286	-	-	-		28,286
Denis R. Burger, Ph.D. (6)	-	-	-	-	-		-

(1)	Mr. Chester L.F. Paulson and Mr. Charles L.F. Paulson have never received any additional compensation for their service on the Board of Directors.
(2)	Dr. Pratt received $6,500 during 2013 for his assistance as a “financial expert.”
(3)	The Directors receive $3,750 per quarter for serving as a director.
(4)	Mr. Chester L.F. Paulson resigned from the Board of Directors on December 16, 2013.
(5)	Mr. Kleemann passed away on July 27, 2013.
(6)	Dr. Burger was named a Director on December 16, 2013 and resigned on January 22, 2014.

Post-Merger Directors

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our non-Executive Officer Directors in the year ended December 31, 2014.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Gillis, Ph.D.	$34,500	-	$150,164	-	-	-	$184,664
Sam Chawla	15,000	-	170,000	-	-	-	185,000
Trent D. Davis	18.500	-	170,000	-	-	-	188,500
Michel De Wilde, Ph.D.	19,000	-	170,000	-	-	-	189,000
Michael Steinmetz, Ph.D.	20,000	-	85,800	-	-	-	105,800
Alan P. Timmins	24,000	-	170,000	-	-	-	194,000

In connection with the Merger the Board approved compensation to be paid to directors of the Company following the closing of the Merger pursuant to those certain Director Services Agreements between the Company and each director as follows:

Steven Gillis, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014, between Dr. Gillis and the Company, upon closing of the Merger, Dr. Gillis receives quarterly compensation of: (i) $13,750 for serving as chairman of the Board, (ii) $1,750 for serving as a member of the Audit Committee, (iii) and $1,750 for serving as the chair of the Nominations and Governance Committee. In addition, Dr. Gillis also received options to purchase up to 70,000 shares of the Company’s common stock (adjusted for the exchange ratio and the reverse split) issued under the under the VBI US 2006 Stock Option (the “2006 Plan”) which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2006 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Dr. Gillis for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director.

Jeff R. Baxter, FCMA

Pursuant to a director services agreement dated May 8, 2014, between Mr. Jeff R. Baxter and the Company, upon closing of the Merger, the Company agreed to reimburse Mr. Baxter for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. As Chief Executive Officer and President of the Company, Mr. Baxter agrees that he will receive no additional compensation for services as a director of the Company.

Sam Chawla

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014, between Mr. Chawla and the Company, Mr. Chawla will receive quarterly compensation of: (i) $7,500 for serving as a director. In addition, Mr. Chawla also received options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Mr. Chawla for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director.

Trent D. Davis

Pursuant to a director services agreement dated July 25, 2014 between Mr. Davis and the Company, Mr. Davis will receive quarterly compensation of: (i) $7,500 for serving as a director and (ii) $1,750 for serving as a member of the Audit Committee. In addition, Mr. Davis also received options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Mr. Davis for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director.

Michael Steinmetz, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014 and as further amended on December 9, 2014, between Dr. Steinmetz and the Company, Dr. Steinmetz (or his designee) will receive quarterly compensation of: (i) $7,500 for serving as a director and (ii) $2,500 for serving as the chair of the Compensation Committee. In addition, Dr. Steinmetz also received options to purchase up to 40,000 shares of the Company’s common stock (adjusted for the exchange ratio and the reverse split) issued under the 2006 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2006 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Dr. Steinmetz for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director.

Alan P. Timmins

Pursuant to a director services agreement dated July 25, 2014 between Mr. Timmins and the Company, Mr. Timmins will receive quarterly compensation of: (i) $7,500 for serving as a director (ii) $3,750 for serving as chair of the Audit Committee, and (iii) $750 as a member of the Nominations and Governance Committee. In addition, Mr. Timmins also received options to purchase up to 40,000 shares of the Company’s common stock, issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Mr. Timmins for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director.

Michel De Wilde, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014 and as further amended on December 9, 2014, between Dr. De Wilde and the Company, Dr. De Wilde (or his designee) will receive quarterly compensation of: (i) $7,500 for serving as a director, (ii) $1,250 for serving as a member of the Compensation Committee, (iii) and $750 for serving as a member of the Nominations and Governance Committee. In addition, Dr. De Wilde also received options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Dr. De Wilde for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock beneficially owned by (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group.  Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner is c/o VBI Vaccines., 222 Third Street, Suite 2241, Cambridge, MA 02142.  Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights.  Unless otherwise indicated, ownership information is as of March 11, 2015, and is based on 20,012,760 shares of common stock outstanding on that date.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	% of Shares Owned
Directors and Officers:
Michael Steinmetz, Ph.D. - Director(2)	4,975,258	24.9%
Steven Gillis, Ph.D. - Chairman of the Board(3)	3,449,618	17.2%
Sam Chawla - Director(4)	2,614,523	13.1%
Jeff R. Baxter, FCMA – President and Chief Executive Officer and Director(5)	348,054	1.7%
David E. Anderson, Ph.D. - Senior Vice President, Research(6)	267,333	1.3%
Trent D. Davis - Director(7)	206,450	1.0%
Egidio Nascimento, Chief Financial Officer(8)	111,801	*
T. Adam Buckley, Vice President, Operations(9)	101,619	*
Marc Kirchmeier, Ph.D. - Vice President, Formulations(10)	93,440	*
Alan P. Timmins - Director(11)	9,167	*
Michel De Wilde, Ph.D. - Director (12)	4,167	*
All Directors and Officers as a Group (11 persons)	12,181,430	60.7%

5% Owners
Clarus Lifesciences I, L.P. (13)	4,971,091	24.8%
ARCH Venture Fund VI, L.P. (14)	3,397,830	17.0%
Perceptive Life Sciences Master Fund Ltd. (15)	2,610,356	13.0%
5AM Ventures II, L.P.(16)	1,971,287	9.9%

* Less than one percent.

(1)     Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of March 11, 2015, and are owned of record by each individual named as the beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

(2)     Includes 4,167 shares subject to a vested option to purchase common stock. Also includes 4,971,091 shares of common stock owned of record by Clarus Lifesciences I, L.P. ("Clarus"). Clarus Ventures I GP, L.P. (the "GPLP"), as the sole general partner of Clarus, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLP disclaims beneficial ownership of all shares held of record by Clarus in which the GPLP does not have an actual pecuniary interest. Clarus Ventures I, LLC (the "GPLLC"), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLLC disclaims beneficial ownership of all shares held of record by Clarus in which it does not have an actual pecuniary interest. Mr. Steinmetz, as a Managing Director of the GPLLC, may be deemed to beneficially own certain of the shares held of record by Clarus. Mr. Steinmetz disclaims beneficial ownership of all shares held of record by Clarus in which he does not have an actual pecuniary interest.

(3) Includes 5,541 shares of common stock and 46,247 shares subject to a vested option to purchase common stock. Also includes 3,397,830 shares of common stock owned of record by by ARCH Venture Fund VI, L.P. ("ARCH VI"). ARCH Venture Partners VI, L.P. (the "GPLP"), as the sole general partner of ARCH VI, may be deemed to beneficially own certain of the shares held of record by ARCH VI. The GPLP disclaims beneficial ownership of all shares held of record by ARCH VI in which the GPLP does not have an actual pecuniary interest. ARCH Venture Partners VI, LLC (the "GPLLC"), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by ARCH VI.  The GPLLC disclaims beneficial ownership of all shares held of record by ARCH VI in which the GPLLC does not have an actual pecuniary interest. Steven Gillis owns an interest in ARCH VI but does not have voting or investment control over the shares held by ARCH VI and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(4)     Includes 4,167 shares subject to a vested option to purchase common stock. Also includes 2,610,356 shares of common stock owned of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd, a related entity. As a Portfolio Manager of Perceptive Advisors LLC, a related entity to Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd, Mr. Chawla has voting and dispositive control over any securities owned of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd. Therefore, he may be deemed to beneficially own the shares of common stock held of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd.

(5)     Includes 348,054 shares subject to a vested option to purchase common stock.

(6)     Includes 133,518 shares of common stock and 133,815 shares subject to a vested option to purchase common stock.

(7)     Includes 64,167 shares of common stock owned by Mr. Davis, 113,315 shares of common stock owned by his spouse, 18, 1148 shares of common stock jointly controlled by him and his spouse and 10,820 shares subject to a vested option to purchase common stock.

(8)     Includes 5,411 shares of common stock and 106,390 shares subject to a vested option to purchase common stock.

(9)     Includes 41,016 shares of common stock and 60,603 shares subject to a vested option to purchase common stock.

(10)   Includes 93,440 shares subject to a vested option to purchase common stock.

(11)   Includes 5,000 shares of common stock and 4,167 shares subject to a vested option to purchase common stock.

(12)   Includes 4,167 shares subject to a vested option to purchase common stock.

(13)   The address for Clarus Lifesciences I, L.P. is 101 Main Street, Suite 1210, Cambridge, MA 02142.

(14)   The address for ARCH Venture Fund VI, L.P. is 8725 West Higgins Road, Suite 290, Chicago, IL 60631.

(15)   The address for Perceptive Life Sciences Master Fund Ltd. is 499 Park Avenue, 25th Floor, New York, NY 10022. Includes shares held by Titan-Perc Ltd., an entity related to Mr. Sam Chawla. The address for Titan-Perc Ltd. is 2 International Drive, Suite 200, Rye Brook, NY 10573.

(16)   The address for 5AM Ventures II, L.P. is 2200 Sand Hill Road, Suite 110, Menlo Park, CA 94025. Includes shares held by 5AM Co-Investors II, L.P., an entity related to 5AM Ventures II, L.P. with the same address.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Our common stock is listed on the NASDAQ Capital Market therefore our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of the NASDAQ Stock Market. On the basis of information solicited from each director, the Board of Directors has determined that each of Drs. Gillis, Steinmetz and De Wilde and Mr. Timmins, has no material relationship with the Company and is independent within the meaning of such rules.

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

With the exception of the employment and director services agreements described in the section of this report titled “Executive Compensation”, during the past two fiscal years to the present, there is no transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any officer had or will have a direct or indirect material interest.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Peterson Sullivan LLP served as our independent registered public accountants for the fiscal year ended December 31, 2014. Deloitte LLP served as the independent registered public accountants for VBI US for the fiscal year ended December 31, 2013, which appear as the historical financials of the Company in connection with the Merger.

Principal Accounting Firm Fees

We paid the following fees for services performed by Peterson Sullivan LLP in 2014:

	2014	% Pre- approved by Audit Committee	2013	% Pre- approved by Audit Committee
Audit Fees(1)	$94,212	100%	$-	100%
Audit Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
	$94,212		$-

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

 We paid the following fees for services performed by Deloitte LLP in 2014 and 2013:

	2014	% Pre- approved by Audit Committee	2013	% Pre- approved by Audit Committee
Audit Fees(1)	$89,493	100%	$81,843	100%
Audit Related Fees	-	-	-	-
Tax Fees	17,477	-	16,666	-
All Other Fees	-	-	-	-
	$106,970		$98,509

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee engages the Independent Registered Public Accountants to audit the financial statements of the Company. Management approves the tax services that are provided by a separate independent registered public accounting firm. Any audit-related or other services required by an independent registered public accounting firm will be discussed with, and approved by, the Audit Committee as needed. The Audit Committee has determined that this practice is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, State of Massachusetts, on this 20th day of March, 2015.

VBI VACCINES INC.

By:	/s/ Jeff Baxter
Jeff R. Baxter, Chief Executive Officer
Principal Executive Officer

By:	/s/ Egidio Nascimento
Egidio Nascimento, Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2015	/s/ Jeff R. Baxter
Jeff Baxter, Chief Executive Officer and
Director

Date: March 20, 2015	/s/ Egidio Nascimento
Egidio Nascimento , Chief Financial Officer

Date: March 20, 2015	/s/ Steven Gillis,
Steven Gillis,
Director

Date: March 20, 2015	/s/ Sam Chawla
Sam Chawla

Date: March 20, 2015	/s/ Trent D. Davis
Trent D. Davis
Director

Date: March 20, 2015	/s/ Michel De Wilde
Michel De Wilde
Director

Date: March 20, 2015	/s/ Michael Steinmetz
Michael Steinmetz
Director

Date: March 20, 2015	/s/ Alan P. Timmins
Alan P. Timmins
Director

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.1.1	Certificate of Designation of Rights and Limitations of Series 1 Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws *
4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (2)
4.2	Form of Delayed Draw Warrant (2)
4.3	Form of Delayed Draw Note (2)
4.4	Initial Term Note issued to PCOF 1, LLC (2)
10.1	VBI Vaccines Inc. 2014 Equity Incentive Plan (3)
10.2	Voting Agreement with Clarus Lifesciences I, L.P. (4)
10.3	Voting Agreement with Arch Venture Fund VI, L.P. (4)
10.4	Voting Agreement with 5AM Ventures, L.P. (4)
10.5	Voting Agreement with 5AM Co-Investors II, L.P. (4)
10.6	Voting Agreement with Family LLC (4)
10.7	Leak-Out Agreement No.1 (4)
10.8	Leak-Out Agreement No. 2 (4)
10.9	FINRA Filing Agreement (5)
10.10	Employment Agreement with Jeff R. Baxter (2)+
10.11	Employment Agreement with Egidio Nascimento (2)+
10.12	Employment Agreement with David E. Anderson (2)+
10.13	Employment Agreement with T. Adam Buckley (2)+
10.4	Employment Agreement with Marc Kirchmeier (2)+
10.15	Credit Agreement and Guaranty dated July 25, 2014 between Variation Biotechnologies (US) Inc., certain Guarantors and PCOF 1, LLC (2)
10.16	Form of Pledge and Security Agreement issued by Variation Biotechnologies (US) Inc. and certain Guarantors in favor of PCOF 1, OOC (2)
10.17	Form of Securities Purchase Agreement (2)
10.18	Director Services Agreement with Steven Gillis (2)+
10.19	Director Services Agreement with Jeff R. Baxter (2)+
10.20	Director Services Agreement with Michael Steinmetz (2)+
10.21	Director Services Agreement with Michel De Wilde (2)+
10.22	Director Services Agreement with Sam Chawla (2)+
10.23	Director Services Agreement (Trent D. Davis) dated July 25, 2014 (2)+
10.24	Director Services Agreement (Alan P. Timmins) dated July 25, 2014 (2)+
10.25	Amendment No. 1 to Director Services Agreement (Steven Gillis) dated July 25, 2014) (2)+
10.26	Amendment No. 1 to Director Services Agreement (Michael Steinmetz) dated July 25, 2014) (2)+
10.27	Amendment No. 1 to Director Services Agreement (Michel de Wilde) dated July 25, 2014) (2)+
10.28	Amendment No. 1 to Director Services Agreement (Sam Chawla) dated July 25, 2014) (2)+
10.29	First Amendment to Credit Agreement dated September 30, 2014 entered into by the registrant, Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC (6)
10.30	Leak-Out Agreement dated September 22, 2014 between Bio Vaccines LP, the registrant and VBI US (7)
10.31	First Amended and Restated Leak-out Agreement dated November 14, 2014 between Bio Vaccines LP and the registrant (8)
10.32	Second Amended and Restated Leak-out Agreement dated December 15, 2014 between Bio Vaccines LP and the registrant (9)
10.33	Second Amendment to Credit Agreement dated March 19, 2015 entered into by the registrant, Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC*

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith.
+	Agreement with management.

(1) Incorporated by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 30, 2014.

(2) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on July 28, 2014.

(3) Incorporated by reference to Annex C to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 9, 2014.

(4) Incorporated by reference to Annex C to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 14, 2014.

(5) Incorporated by reference to Annex G to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 9, 2014.

(6) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on October 6, 2014.

(7) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on September 23, 2014.

(8) Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant with the SEC on November 14, 2014.

(9) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on December 15, 2014.

VBI VACCINES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

VBI Vaccines Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheet of VBI Vaccines Inc. and subsidiaries ("the Company") as of December 31, 2014, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Variation Biotechnologies (US), Inc. (the “Predecessor Company”) as of December 31, 2013 were audited by other auditors whose report, which included an explanatory paragraph as to the Predecessor Company’s ability to continue as a going concern, dated May 1, 2014 expressed an unqualified opinion on those statements before the restatement to apply the reverse merger accounting as discussed in Note 1 to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VBI Vaccines Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We have also audited the adjustments to the 2013 consolidated financial statements to apply the reverse merger accounting as discussed in Note 1 to the consolidated financial statements.  Our procedures included auditing the restatement of the Predecessor Company's equity structure to reflect the number of shares issued in the reverse merger.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of the Predecessor Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 consolidated financial statements of the Predecessor Company, taken as a whole.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 20, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Variation Biotechnologies (US), Inc.

We have audited, before the effects of the adjustments to apply the reverse merger accounting discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet of Variation Biotechnologies (US), Inc. and subsidiaries (the "Predecessor Company") as of December 31, 2013, and the related consolidated statements of comprehensive loss, stockholders' deficiency, and cash flows for the year ended December 31, 2013 (the 2013 consolidated financial statements before the effects of the reverse merger discussed in Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Predecessor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate, in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such 2013 consolidated financial statements, before the effects of the adjustments to apply the reverse merger accounting discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to apply the reverse merger accounting discussed in Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

The accompanying consolidated financial statements have been prepared assuming that the Predecessor Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Predecessor Company's recurring losses from operations and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE LLP

Chartered Professional Accountants, Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

May 1, 2014

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

CURRENT ASSETS
Cash and cash equivalents	$12,604,273	$624,419
Investment tax credits receivable	133,696	126,530
Prepaid expenses and deposits	400,827	107,433
Government receivables	33,590	56,662
	13,172,386	915,044

FUNDS HELD IN ESCROW	-	777,746
DEFERRED FINANCING COSTS, NET	395,184	-
PROPERTY AND EQUIPMENT, NET	106,500	30,132
INTANGIBLES, NET	380,148	519,403

	$14,054,218	$2,242,325

CURRENT LIABILITIES
Accounts payable	$650,142	$237,889
Accrued liabilities	568,535	268,828
Related party convertible notes	-	18,962,602
Current portion of long-term debt	375,000	-
	1,593,677	19,469,319

LONG-TERM DEBT, NET	1,770,374	-

	3,364,051	19,469,319

COMMITMENTS AND CONTIGENCIES (NOTE 15 and 16)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock (authorized 200,000,000; issued 20,012,760; par value $0.0001) (2013 - issued 1,171,892)	2,002	117
Convertible preferred stock (authorized 30,000,000; issued 2,996,482; par value $0.0001) (2013 - issued nil)	299	-
Warrants	1,027,000	-
Additional paid-in capital	79,098,591	33,088,470
Accumulated other comprehensive income (loss)	67,513	-
Accumulated deficit	(69,505,238)	(50,315,581)
	10,690,167	(17,226,994)
	$14,054,218	$2,242,325

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31
	2014	2013

Expenses
Research and development	$3,176,990	$1,435,042
General and administration	9,985,946	2,164,519
Net loss from operations	(13,162,936)	(3,599,561)

Interest expense	(957,835)	(1,568,041)
Foreign exchange loss	(117,634)	(284,267)
Accretion of debt discount	(172,374)	-
Interest income	2,970	-

NET LOSS	$(14,407,809)	$(5,451,869)

Currency translation adjustment	(67,513)	263,345

COMPREHENSIVE LOSS	$(14,475,322)	$(5,188,524)

Loss per share of common stock, basic and diluted	$(1.55)	$(4.65)

Weighted-average number of common shares outstanding, basic and diluted	9,321,273	1,171,892

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Stock		Series 1 Preferred Stock		Warrants		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Number	Amount	Amount	Amount	Amount	Amount
December 31, 2012, Balance	1,171,892	$117	-	$-	-	$-	$32,953,470	$-	$(44,863,712)	$(11,910,125)
Stock-based compensation	-	-	-	-	-	-	135,000	-	-	135,000
Net loss	-	-	-	-	-	-	-	-	(5,451,869)	(5,451,869)
December 31, 2013, Balance	1,171,892	117	-	-	-	-	33,088,470	-	(50,315,581)	(17,226,994)

Common shares issued for cash upon exercise of stock options	41,016	4	-	-	-	-	(3)	-	-	1
Common shares issued on conversion of convertible notes	7,341,627	734	-	-	-	-	19,746,350	-	-	19,747,084
Effect of reverse merger recapitalization on July 25, 2014	3,466,093	347	2,711,880	271	-	-	5,249,382	-	-	5,250,000
Common shares issued for services related to acquisition of Variation Biotechnologies (US), Inc.	1,548,502	155	-	-	-	-	3,321,382	-	-	3,321,537
Issuance of common shares on conversion of convertible debentures	558,837	56	-	-	-	-	1,018,848	-	-	1,018,904
Issuance of preferred shares on conversion of convertible debentures	-	-	284,602	28	-	-	520,544	-	-	520,572
Beneficial conversion feature on Series 1 Preferred Shares	-	-	-	-	-	-	4,781,848	-	(4,781,848)	-
Common shares issued for cash, July 2014 PIPE	5,128,061	513	-	-	-	-	9,212,522	-	-	9,213,035
Common shares issued for services related to July 2014 PIPE	461,731	46	-	-	-	-	990,368	-	-	990,414
Warrants issued with long-term debt	-	-	-	-	699,281	1,027,000	-	-	-	1,027,000
Stock-based compensation	-	-	-	-	-	-	429,410	-	-	429,410
Common shares issued for services	20,001	30	-	-	-	-	739,470	-	-	739,500
Other comprehensive loss	-	-	-	-	-	-	-	67,513	-	67,513
Net loss	-	-	-	-	-	-	-	-	(14,407,809)	(14,407,809)
December 31, 2014, Balance	20,012,760	$2,002	2,996,482	$299	699,281	$1,027,000	$79,098,591	$67,513	$(69,505,238)	$10,690,167

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Consolidated Statements of Cash Flows

	For the Year Ended December 31
	2014	2013

NET INFLOW (OUTFLOW) OF CASH RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	$(14,407,809)	$(5,451,869)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of property and equipment and intangibles	115,641	139,661
Amortization of deferred financing costs	210,249	-
Stock-based compensation expense	429,410	135,000
Accretion of debt discount	172,374	-
Interest accrued on convertible notes	812,832	1,564,186
Unrealized foreign exchange valuation	-	260,877
Stock-based compensation for services	739,500	-
Stock-based merger transaction costs	3,321,537	-
Net change in operating working capital items	434,472	382,932
	(8,171,794)	(2,969,213)

INVESTING
Funds held in escrow	777,746	(102,982)
Acquisition of property and equipment	(112,328)	(4,822)
Acquisition of intangibles	(18,186)	-
	647,232	(107,804)

FINANCING
Issuance of common shares from exercise of stock options	1	-
Proceeds from issuance of common shares for cash	15,214,561	-
Proceeds from issuance of preferred shares for cash	1,035,135	-
Issuance of warrants	-	1,061
Share issue costs	(796,247)	-
Proceeds from convertible notes	1,500,000	3,125,000
Financing costs on notes converted to shares	(134,088)	-
Proceeds from term loan facility	3,000,000	-
Financing costs of term loan facility	(471,345)	-
Repayment of long-term debt	-	(42,605)
	19,348,017	3,083,456

Effect of exchange rate changes on cash and cash equivalents	156,399	2,468

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	11,979,854	8,907
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	624,419	615,512

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,604,273	$624,419

Supplementary information:
Interest paid	$145,000	$-

Non-cash investing and financing:
Issuance of common stock in connection with conversion of notes payable	$20,765,988	$-
Issuance of common stock in connection with services	654,500	-
Issuance of preferred stock in connection with conversion of notes payable	520,572	-
Debt discount on long-term debt	1,027,000	-

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

(formerly Paulson Capital (Delaware) Corp. and Subsidiaries)

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Nature of business

The Company, VBI Vaccines Inc. (formerly Paulson Capital (Delaware) Corp. (“Paulson”), a Delaware corporation (the “Company” or VBI”), is dedicated to the innovative formulation, development and delivery of safe and effective vaccines that expand and enhance vaccine protection in both established and emerging markets. VBI, its wholly-owned subsidiary, Variation Biotechnologies (US), Inc. (“VBI US”) and Variation Biotechnologies, Inc. (“VBI Cda”) a Canadian company and the wholly-owned subsidiary of VBI US, are collectively referred to as the “Company”.

Planned Principal Operations

The Company is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. The Company plans, during 2015, to prepare several batches of vaccine for a toxicology trial, for a proposed Phase I clinical trial and for other regulatory purposes. The Company does not expect to advance its first product candidate into Phase I clinical trials prior to the fourth quarter of 2015. All costs incurred to-date by the Company have directly or indirectly contributed to the advancement of these projects. The Company has not deferred or capitalized any costs related to any of these projects.

The Merger

On May 8, 2014, Paulson and VBI Acquisition Corp., a special purpose wholly owned subsidiary of Paulson (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger Sub would merge with and into VBI US (the transaction referred to as the “Merger”), with VBI US surviving as a wholly owned subsidiary of Paulson. VBI US was incorporated on December 20, 2006 under the laws of the State of Delaware. On December 28, 2006, VBI US completed a private round of financing and, contemporaneously acquired, through an exchange of shares, all of the outstanding common shares of VBI Cda, a Canadian company incorporated on August 24, 2001 under the Canada Business Corporations Act.

On July 14, 2014, Paulson held a Special Meeting of Stockholders at which 67.4% of the outstanding shares of Paulson’s common stock were cast and more than 98% of the votes cast were voted in favor of each of a group of proposals related to the Merger.

On July 25, 2014, the Merger closed and Paulson changed its name to VBI Vaccines Inc. Beginning on July 29, 2014, the Company’s stock began trading on The NASDAQ Capital Market under the symbol “VBIV” following the consummation of a 1 for 5 reverse split.

At the effective time of the Merger, and as a result of the Merger:

●

each share of VBI US’s common and preferred stock was cancelled and converted into the right to receive 0.2452 (i.e.1.226/5) (“Exchange Ratio”) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), which resulted in 8,554,535 shares of Common Stock being issued to the former holders of VBI US’s common stock and preferred stock; and

●

each outstanding option to purchase a share of VBI US’s common stock, whether vested or unvested, and so long as such option had not, prior to the effective time of the Merger, been exercised, cancelled or terminated nor expired, was deemed to constitute an option to purchase, on the same terms and conditions, a number of shares of the Company’s Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of VBI US’s common stock or preferred stock subject to such option multiplied by (ii) the Exchange Ratio, at an exercise price per share equal to the quotient of (i) the exercise price per share of VBI US’s common stock and preferred stock (rounded up to the nearest cent) subject to such option divided by (ii) the Exchange Ratio.

Immediately prior to the effective time of the Merger, all outstanding convertible debt securities issued by VBI US were converted into capital stock of VBI US so that, at the effective time of the Merger, VBI US had no convertible notes or other indebtedness outstanding.

At the effective time of the Merger, the Company issued 8,554,535 shares of common stock to the shareholders of VBI US representing 71% of the Company’s voting shares immediately post-merger.  VBI US was deemed to be the acquiring entity for accounting purposes and allocated the total purchase consideration to Paulson’s assets which consisted of cash amounting to $5,250,000.  The excess of the fair value of the consideration over the value of the net monetary assets of Paulson was recognized as a reduction to equity.

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

Contemporaneously with the Merger, the Company closed $11 million of private equity financing (the “July 2014 PIPE”) and executed a term loan facility in the amount of $6 million (the “Facility’), with the initial advance of $3 million drawn down on August 8, 2014 and the balance becoming available once certain product development milestones have been achieved. The amounts drawn on the Facility will accrue interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin will be increased by 4.00% per annum. Effective September 30, 2014, The Company entered into an amendment to the Facility extending the deadline of the milestone requirement for the Company to enter into a licensing agreement with a global pharmaceuticals company with respect to the Thermostable LPV technology, on terms satisfactory to the Lender, from September 30, 2014 to December 31, 2014. Effective March 19, 2015 the Company entered into a second amendment to the Facility, again extending the deadline of the milestone requirement from December 31, 2014 to April 30, 2015. The Facility otherwise remains in full force and effect without modification.

As a condition to closing the Merger, the Company also received $5,250,000 in cash invested by those investors or their designees who subscribed to purchase securities of Paulson on July 25, 2013 pursuant to the series of agreements described in the Current Report on Form 8-K/A filed with the SEC by Paulson on August 30, 2013.

On closing the Merger and the Facility, the Company issued to the lender warrants to purchase 699,281 common shares. The exercise price for the warrants is $2.145 which is equal to the price per share of the Company’s common stock paid by investors in the July 2014 PIPE. As a condition of funding an additional $3 million advance, the Company must achieve certain operational milestones. If the additional $3 million is advanced, the Company will issue to the lender warrants to purchase 699,281 shares of the Company’s common stock at an exercise price equal to the 10-day volume weighted average price of the common stock reported by Bloomberg LP for the 10 trading days preceding the date of the advance. If the advance is less than the $3 million maximum draw amount, the warrants issued will be adjusted on a pro-rata basis. The Facility also includes standard exit and prepayment fees ranging from 0% to 5% depending on the amount of elapsed time post-closing.

Immediately following the effective time of the Merger, the Company issued 480,000 shares of Common Stock and paid $570,000 in cash to Evolution Venture Partners, LLC as compensation for advisory services rendered; 120,000 shares of Common Stock and paid $480,000 in cash to Middlebury Securities, LLC as compensation for placement agency and financial advisory services rendered; 341,731 shares of Common Stock and paid $367,500 in cash to Palladium Capital Advisors, LLC as compensation for placement agency services rendered; and 1,068,502 shares of Common Stock to Bezalel Partners, LLC as compensation for consulting services rendered.

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

Continuation of business and liquidity

The Company has not generated any product revenues and has incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. Our accumulated deficit as of December 31, 2014 was $69.5 million and we expect to incur substantial losses in future periods. The Company plans to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. The Company has not generated positive cash flows from operations, and there is no assurance that it will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

On July 25, 2014, the Company completed the Merger and two rounds of private equity financing raising total gross proceeds of $16.25 million and obtained $3 million of a $6 million term loan Facility, as described above. The Company is in the process of commercializing novel vaccines and will need to successfully manage normal business and scientific risks.

As of December 31, 2014, the Company had approximately $12.6 million of cash and working capital of $11.6 million. The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company has funded its operations to date, through the issuance of convertible preferred stock, the issuance of common stock, the issuance of secured convertible and other notes payable to certain stockholders and financial institutions, and funding received from government research and development grants. The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find the Company attractive. The Company’s cash and cash equivalents balance as of December 31, 2014 is expected to be adequate to fund the Company’s operations into 2016.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements and notes are prepared in conformity with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries, VBI US and VBI Cda. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain Risks and Uncertainties

Our results of operations are subject to foreign currency exchange rate fluctuations primarily due to our activity in Canada. We report the results of our operations in U.S. dollars, while the functional currency of our foreign subsidiaries is the Canadian dollar.

The Company reviews its foreign currency risk periodically to determine whether it needs to explore hedging options to mitigate such risk. Financial instruments which potentially subject us to concentrations of credit risk consist of amounts due to vendors or intercompany balances. To-date foreign exchange related gains and losses have largely been related to intercompany balances. The Company has not experienced any significant credit losses to date as a result of credit risk concentration and does not consider an allowance for doubtful accounts to be necessary.

Additionally, see the Segment and Geographic Concentrations note below, for further concentration disclosure.

Cash and cash equivalents

Cash and cash equivalents include cash on account and short-term investments with original maturities of three months or less and are stated at cost, which approximates fair value.

Deferred financing costs

The Company has recorded deferred financing costs as a result of fees incurred in conjunction with its debt financing activities.  These costs are amortized using the effective interest method over the term of the related debt.  The amortization of deferred financing costs is included in the general and administration expenses in the accompanying Consolidated Statements of Comprehensive Loss.

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

Research and development

Research and development expense consists of expenses incurred in developing and testing vaccine candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with costs of contract manufacturing services, costs of materials used in research and development and amortization of capital assets used to develop products.

Research and development costs, including those incurred and supported with government grants, are expensed as incurred and included under such caption in the accompanying Consolidated Statements of Comprehensive Loss.

Certain research and development activities are partially funded with government grants, which are netted against the research and development costs under such caption in the accompanying Consolidated Statements of Comprehensive Loss.

Property and equipment and Intangibles

Property and equipment and intangibles are recorded at cost. Amortization is provided using the straight-line method over the estimated lives of the related assets as follows:

Property and equipment:

Research equipment (in years)	3 - 5
Office equipment (in years)	5
Computer equipment and software (in years)	2
Leasehold improvements	Shorter of useful life or term of the lease

Intangibles:

Patents (in years)	remaining life of patents – 3 - 9

The Company tests the recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company records an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

Income taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  Should they occur, the Company's policy is to classify interest and penalties related to tax positions as income tax expense.  Since the Company's inception, no such interest or penalties have been incurred.

Government assistance

Government assistance is recorded as a reduction of the related expense. The benefits are recognized when the Company has complied with the terms and conditions of the approved government assistance program provided there is reasonable assurance of realization.

Investment tax credits

VBI is eligible to receive certain refundable investment tax credits, which are earned as a result of qualifying research and development expenditures and are recognized when the expenditures are made and their realization is reasonably assured. They are applied to reduce related capital cost and research and development expense in the year recognized.

The Company’s claim for Scientific Research and Experimental Development (SR&ED) deductions and related investment tax credits for income tax purposes are based upon management’s interpretation of the applicable legislation in the Income Tax Act (Canada). These amounts are subject to review and acceptance by the Canada Revenue Agency and may be subject to adjustment.

Stock-based compensation

The Company recognizes an expense related to the fair value of stock-based compensation awards.

For service-based options, the Company recognizes compensation on a straight-line basis over the requisite service period of the award. For stock based compensation for services, the Company recognizes the cost when the services have been rendered. The cost is based on the fair value of the common shares determined using the closing pricing on the effective date of the issuance.

Segments and Geographic Concentration

The Company considers its operations to be a single operating segment dedicated to the innovative formulation, development and delivery of safe and effective vaccines that expand and enhance vaccine protection in both established and emerging markets. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

Capital stock

Capital stock is recorded at the net proceeds received on issuance, after deducting all share issue costs.

Contingencies

We record liabilities associated with loss contingencies to the extent that we conclude the occurrence of the contingency is probable and that the amount of the related loss is reasonably estimable. We record income from gain contingencies only upon the realization of assets resulting from the favorable outcome of the contingent event. See Note 17, Legal Proceedings, for further information regarding our current loss contingencies.

Recent accounting pronouncements

Development Stage Entities – Elimination of Certain Financial Reporting Requirements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and the Company adopted the guidance as of June 30, 2014. As a result of the adoption, the Company does not present inception-to-date information in the Consolidated Statements of Comprehensive Loss, Cash Flows, and Stockholders’ Equity.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in the first quarter of 2017. This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

Going Concern Assessment and Disclosure Requirements

In May 2014, the FASB issued ASU 2014-15 to provide guidance in relation to management’s assessment of an entity’s ability to continue as a going concern and to provide disclosure requirements in certain circumstances. The amendment becomes effective for the Company in the first quarter of 2016. The Company is evaluating whether the adoption of this amendment will have a material impact on its consolidated financial statements.

Hybrid Financial Instruments

The FASB recently issued guidance that will require a company that issues or invests in a hybrid financial instrument to determine the nature of the host contract by considering the economic characteristics of the entire instrument, including the embedded derivative feature that is being evaluated for separate accounting. Concluding the host contract is debt-like (versus equity-like) may result in substantially different answers about whether certain features must be accounted for separately. The guidance provides a modified retrospective transition for all existing hybrid financial instruments in the form of a share, with the option for full retrospective application. The guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

3.     CASH AND CASH EQUIVALENTS

	2014	2013

Cash	$4,604,269	$624,419
Money market funds	8,000,004	-

	$12,604,273	$624,419

4.     FUNDS HELD IN ESCROW

On April 30, 2012, VBI US and VBI Cda voluntarily entered into an escrow agreement whereby an escrow agent held cash in trust on behalf of VBI US, VBI Cda and their employees in order to fund severance and related liabilities. Neither VBI US nor VBI Cda were under any current or past contractual or regulatory obligations to set these funds aside. As of December 31, 2014, the escrow agent had returned all funds to VBI US and VBI Cda upon successfully meeting the conditions in the escrow agreement. The funds held in escrow as at December 31, 2013 amounted to $777,746.

5.     PROPERTY AND EQUIPMENT

	2014
		Accumulated	Net Book
	Cost	Amortization	Value

Research equipment	$1,370,361	$1,298,437	$71,924
Office equipment	82,813	72,132	10,681
Computer equipment and software	52,382	39,438	12,944
Leasehold improvements	19,067	8,116	10,951

	$1,524,623	$1,418,123	$106,500

	2013
		Accumulated	Net Book
	Cost	Amortization	Value

Research equipment	$1,667,888	$1,659,520	$8,368
Office equipment	81,071	59,307	21,764
Computer equipment and software software	35,368	35,368	-

	$1,784,327	$1,754,195	$30,132

Depreciation expense for the year ended December 31, 2014 was $42,314 (2013 – $88,704).

6.     INTANGIBLES

	2014
		Accumulated	Net Book
	Cost	Amortization	Value

Patents	$586,198	$206,050	$380,148

	2013
		Accumulated	Net Book
	Cost	Amortization	Value

Patents	$668,000	$148,597	$519,403

The amount of amortization for patents for the year ended December 31, 2014 was $73,327 (2013: $50,957). Amortization for the next five years is expected to be: $61,851, $63,852, $59,083, $58,515 and $58,179. Future costs incurred to extend the life of the patents will be expensed.

On August 12, 2011, VBI Canada acquired ePixis SA (“ePixis”) in order to obtain access to a technology platform. The transaction was accounted for as an asset acquisition due to the underlying circumstances of the transaction. Prior to the transaction closing all employees were terminated and facilities closed. All subsequent technology development was performed by the Company.

7.     LOSS PER SHARE OF COMMON STOCK

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, warrants, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 11, Stockholders’ Deficiency and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at December 31, 2014 and 2013 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2014	2013

Convertible preferred stock	2,996,482	3,991,448
Warrants	699,281	882,627
Stock options	2,797,239	880,792
	6,493,002	5,754,867

8. FAIR VALUE MEASURMENTS AND FINANCIAL INSTRUMENTS

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company uses quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

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

Financial instruments recognized in the Consolidated Balance Sheet consist of cash and cash equivalents, investment tax credits, receivables and government receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

Money market funds are highly liquid investments. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at December 31, 2014 and 2013.

The fair value of its long-term debt is estimated to be $2,885,000 at December 31, 2014 (2013 - $0).

The fair value of the secured convertible notes was estimated to be $14,624,000 as at December 31, 2013.

In determining the fair value of long-term debt and the related party convertible notes, which are considered to be Level 3 instruments, as of December 31, 2014 and 2013, the Company used the following assumptions:

	2014	2013

Interest rate	15%	25%
Expected time to payment in months:
Long-term debt	31	N/A
Related party convertible notes	N/A	3

9.     RELATED PARTY CONVERTIBLE NOTES

During 2014 the Company issued secured convertible notes to existing and new unrelated investors in the aggregate principal amount and for total gross proceeds of $1,500,000 which carried interest at 5%.

On July 25, 2014, the holders of the related party convertible notes issued prior to December 31, 2013 voluntarily converted all principal and accrued interest into Series A Preferred Shares of VBI US. Additionally, the holders of the convertible notes issued during 2014 converted into Common Stock at a price per share of $0.36465 being 85% of the price paid for Common Stock as part of the July 2014 PIPE.

Related party convertible notes consisted of the following:

			2014	2013
Date Issued	Share Warrants Issued	Original Maturity Date

Related party note holders:
November 17, 2010	856,605	August 17, 2011	$-	$4,331,933
June 3, 2011	-	February 17, 2012	-	3,500,000
December 14, 2011	-	June 30, 2012	-	1,100,000
March 9, 2012	-	June 30, 2012	-	1,100,000
June 20, 2012	-	September 30, 2012	-	1,200,000
October 24, 2012	-	January 31, 2013	-	1,200,000
February 22, 2013	26,022	August 31, 2013	-	750,000
June 10, 2013	-	August 31, 2013	-	750,000
August 26, 2013	-	December 31, 2013	-	250,000
September 30, 2013	-	December 31, 2013	-	750,000
December 11, 2013	-	March 31, 2014	-	625,000

Gross proceeds			-	15,556,933

Accrued interest			-	3,405,669

			$-	$18,962,602

Maturity date in effect			Not applicable	March 31, 2014

Contemporaneous with the Merger, the share warrants issued above were automatically cancelled.

10.     LONG-TERM DEBT

	2014	2013

Gross proceeds and detachable warrants	$3,000,000	$-

Less: Portion of gross proceeds attributable to warrants to detachable warrants	(1,027,000)	-
Add: accretion of discount, cumulative	172,374	-

Less: current portion	(375,000)	-

	$1,770,374	$-

Contemporaneous with the Merger, the Company executed a term loan Facility, defined above, in the amount of $6 million, with the initial advance of $3 million drawn down on August 8, 2014 and the balance becoming available once certain product development milestones have been achieved. The amounts drawn on the Facility accrue interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. Principal payments due under the term loan facility are included in Note 16.

11. STOCKHOLDERS’ DEFICIENCY AND ADDITIONAL PAID-IN CAPITAL

The authorized share capital consists of 200,000,000 voting common shares with a par value of $0.0001 and 30,000,000 preferred shares.

The outstanding preferred shares have been designated Series 1 Convertible Preferred Shares. The Series 1 Convertible Preferred Shares are convertible to common shares at any time at the option of the holder on a one-to-one basis and the liquidation value is equal to the liquidation value of common stock. With respect to dividend distributions and liquidation, the Series 1 Preferred Stock ranks equally to all classes of common stock. Holders of Series 1 Preferred Stock are entitled to vote on all matters with a number of votes equal to the number of shares of common stock into which the preferred shares can be converted.

Common Stock Split

On July 25, 2014, the Company effected a 1-for-5 reverse stock split of the Common Stock. The Common Stock began trading post-split on July 29, 2014 under the new ticker symbol “VBIV”. Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

Common Stock Issuances

In addition to the Common Stock issued as part of the Merger as described in Note 1, the Company issued 20,001 restricted common shares to former Paulson employees contemporaneously with the Merger, effective July 25, 2014. The fair value of the common shares amounted to $85,000 and was determined using the closing pricing on the effective date of the issuance.

On October 2, 2014, the Company signed a consulting agreement with a consulting firm whereby, as compensation for services to be performed by the consultants, the Company issued an aggregate of 275,000 shares of the Company’s common stock on October 27, 2014. The fair value of the common shares amounted to $654,500 and was determined using the closing pricing on the effective date of the issuance.

Private Placements of Common Stock

July 2013 PIPE

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5.25 million with two external investors (collectively, the “Investors”). The investment was made in a private placement transaction which was exempt from registration under the Securities Act, subject to satisfaction of certain conditions. On July 25, 2014, contemporaneously with the Merger, the transaction closed. The Investors received 1,964,974 common shares and 2,711,880 Series 1 Preferred shares.

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

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of Common Stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At December 31, 2014, there were no stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the plan, and designated the number of options, exercise price and vesting period of the new options. At December 31, 2014, the maximum number of stock options issuable under the 2006 Plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the Merger as described in Note 1 and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee.

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

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) reserved 300,000 shares of common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board granted 60,000 options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, subject to the adoption of the 2013 Plan by the Company’s shareholders. The 2013 Plan was approved by the shareholders on November 8, 2013. On March 19, 2014, the Board granted 204,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. On April 10, 2014, the Board granted an additional 36,000 common shares to officers and directors under the same terms as the March 2014 grant. The transaction is not reflected in the Consolidated Statement of Stockholders’ Equity due to the restatement of the information related to the Merger.

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

The maximum number of options issuable under the option plans is summarized in the following table:

	Number of Options or Shares
	Options Outstanding	Options Expired	Shares Issued or Exercised	Available for Future Grants	Total

2006 VBI US Stock Option Plan	2,624,368	-	100,541	-	2,724,909
2013 Stock Incentive Plan	8,871	51,129	240,000	-	300,000
2014 Equity Incentive Plan	164,000	-	20,001	631,687	815,688

Total as at December 31, 2014	2,797,239	51,129	360,542	631,687	3,840,597

All future stock option or share grants will be from the 2014 Plan. As of July 25, 2014, no shares of Common Stock were available for issuance under the previously adopted 1999 Plan, 2006 Plan or the 2013 Plan (other than shares issuable upon the exercise of currently outstanding stock options).

Activity related to stock options is as follows:

	Number of Options	Weighted Average Exercise Price

Balance outstanding as at December 31, 2012	820,792	$1.75

Granted	60,000	$3.80

Balance outstanding as at December 31, 2013	880,792	$1.89

Granted	2,008,592	$2.32
Exercised	(41,016)	$0.0001
Forfeited (vested: 51,129; unvested: NIL)	(51,129)	$3.80

Balance outstanding as at December 31, 2014	2,797,239	$2.19

No stock options expired in 2014 or 2013. Non-vested options at December 31, 2014, and 2013 were 1,927,696 and 219,676, respectively.

The intrinsic value of options exercised during the year ended December 31, 2014 was $88,009 (2013 -$0). The total fair value of options vested during the years ended December 31, 2014, and 2013 was $512,035 and $276,025, respectively.

		Weighted
	Number	Average	Number	Weighted
	Outstanding at	Remaining	Exercisable	Average
Exercise	December 31,	Contractual	at December 31,	Exercise
Price	2014	Life (Years)	2014	Price

$1.30	469,596	6.0	341,251	$1.30
$2.15	1,844,579	9.8	192,145	$2.15
$2.65	310,193	4.7	310,193	$2.65
$3.80	8,871	8.5	8,871	$3.80
$4.25	164,000	9.6	17,083	$4.25

$2.19	2,797,239	8.6	869,543	$2.05

Stock-based compensation expense

Under the 2006 Plan and the 2014 Plan, the Company has issued stock options to employees. Stock options are issued with exercise prices equal to the underlying share’s fair value on the date of grant, subject to a four-year vesting period as follows: 25% at the first anniversary of the grant date and 2.083% on the last day of each month for the 36 months thereafter until 100% vested with a contractual term of 10 years.

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following assumptions:

	2014	2013

Volatility	82.6% - 85.2%	-
Risk free interest rate	1.51% - 1.92%	-
Expected term in years	6.25 - 10	-
Expected dividend yield	-	-
Weighted average fair value per option	$1.40	N/A

The fair value of the options expected to vest is recognized as an expense on a straight-line basis over the vesting period. The total stock-based compensation expense recorded in the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31
	2014	2013

Research and development	$127,200	$37,000
General and administrative	302,210	98,000
Total stock-based compensation expense	$429,410	$135,000

The risk-free rate was based on the 6-10 year T-Bond Federal Reserve rate. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. As a result, the Company uses the simplified method to determine the expected term of stock options.

The volatility was based on an average of volatility rates over 6 years for a pool of public pharmaceutical or biotechnology companies that are at a comparable stage of development.

There is $3,500,062 of unrecognized compensation as at December 31, 2014. This expense will be recognized over a weighted average period of 3.4 years. Management estimates the expected life of the options to approximate their actual remaining life of 6.8 years based upon experience to date. The Company issues new shares upon the exercise of stock options.

Warrants

The warrants issued on July 25, 2014, as part of the Facility described in Note 1 and 10, entitle the holders to purchase 699,281 common shares. The exercise price for the warrants is $2.145 which is equal to the price per share of the Common Stock paid by investors in the $11 million July 2014 PIPE described in Note 1. Assuming the funding of an additional $3 million advance under the Facility, which is contingent on the Company achieving certain operational milestones, the Company will issue to the lender warrants to purchase an additional 699,281 shares of the Common Stock at an exercise price equal to the 10-day volume weighted average price of the Common Stock reported by Bloomberg LP for the 10 trading days preceding the date of the advance.

All previously issued warrants by VBI US in 2010 and 2013 as described in Note 9, Related Party Convertible Notes, automatically expired on consummation of the Merger. As a result, the amount previously attributed to these warrants was reclassified as additional paid-in capital during 2014. These warrants are not reflected in the Consolidated Statement of Stockholders’ Equity and the table below due to the restatement of the information related to the Merger.

The value attributed to the warrants issued on July 25, 2014 was based on the Black-Scholes option pricing model determined by applying the following assumptions:

Volatility	84.35%
Risk free interest rate (based on 5 year T-Bond Federal Reserve rate)	1.51%
Expected dividend yield	-%
Expected term in years	6.25

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance outstanding as at December 31, 2012	856,605	$1.30

Issued	26,022	$1.30

Balance outstanding as at December 31, 2013	882,627	$1.30

Issued	699,281	$2.145
Expired	(882,627)	$1.30

Balance outstanding as at December 31, 2014	699,281	$2.145

12. INCOME TAXES

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Generally, the three previous tax years remain open to examination. A reconciliation of the combined income tax rate with the Company’s effective tax rate and income tax provisions are as follows:

	2014	2013

Net loss	$14,407,809	$5,451,869

Expected statutory rate (recovery)	(40.2% )	(43.0%	)
Expected recovery of income tax	(5,791,939)	(2,344,300)
Investment tax credit	(679,000)	-
Merger transaction costs	1,861,000	-
Effect of change of foreign exchange rate	1,499,000	387,500
Change in valuation allowance	1,845,665	1,532,000
Effect of foreign tax rate difference	461,000	395,500
Change in tax rates	397,000	-
Stock based compensation	130,000	-
Accretion on debt discount	69,000	-
Permanent differences & other	208,274	29,300

Provision for income taxes	$-	$-

The US statutory income tax rate of 40.2% is comprised of federal income tax at approximately 35.0% and state income tax at approximately 5.2%. The Canadian statutory income tax rate of 26.5% is comprised of federal income tax at approximately 15.0% and provincial income tax at approximately 11.5%.

The Company has U.S. federal net operating loss carryovers ("NOLs") of approximately $19.6 million and $14.0 million at December 31, 2014 and 2013, respectively, available to offset taxable income which expire beginning in 2026.  If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.  The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

The Company also has Federal Canadian Net Operating Loss carryovers of approximately $21.1 million and $19.0 million, as of December 31, 2014 and December 31, 2013, respectively, available to offset future taxable income which expire beginning in 2015.

At December 31, 2014, the Company has approximately $3.7 million (2013 - $4.0 million) of non-refundable investment tax credits available to carry forward and reduce future years’ Canadian federal income taxes. At December 31, 2014, the Company has approximately $0.6 million (2013 - $0.6 million) of non-refundable investment tax credits available to carry forward and reduce future years’ Ontario (provincial) income taxes. These potential benefits begin to expire in 2025 and have not been recorded in the accounts.

The Company has claimed less research and development expenses for Canadian income tax purposes than has been recorded in the financial statements. As at December 31, 2014, these unclaimed expenses total approximately $13.7 million (2013 - $14.5 million). These are available without expiry to reduce future years’ taxable income in Canada.

The deferred tax asset consists of the following:

	2014	2013

Tax losses	$13,575,000	$11,783,017
SR&ED pool	3,639,000	3,843,664
Investment tax credits	3,277,000	2,946,005
Tax basis exceeding book on capital assets	124,000	239,649
Stock based compensation	43,000	-

	20,658,000	18,812,335

Valuation allowance	$(20,658,000)	$(18,812,335)

Net deferred tax asset	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term.

14. NET CHANGES IN OPERATING WORKING CAPITAL ITEMS

	2014	2013

Investment tax credits receivable	$(7,166)	$62,614
Prepaid expenses and deposits	(293,394)	97,050
Government receivables	23,072	113,638
Accounts payable and accrued liabilities	711,960	109,630

	$434,472	$382,932

15. CONTINGENCIES

The Company entered into two consulting agreements with non-affiliated parties on January 17 and 28, 2013, respectively, whereby the Company has agreed to pay each of the consultants performance bonuses ranging from $10,000 to $125,000 for the achievement of the following milestones for a novel vaccine: patent filing; regulatory approval of clinical testing; start of Phase II and III studies; regulatory approval; and reaching cumulative sales of $100 million. Furthermore, the Company is committed to grant each consultant stock options with a fair value equal to $100,000 upon successfully closing a financing as defined in the consulting agreements. Although none of the defined milestones were achieved prior to the date these consolidated financial statements were issued, in good faith the Company is negotiating the issuance of some common shares in lieu of the stock options.

On July 18, 2011, as part of the ePixis asset acquisition, the Company entered into a Sale and Purchase Agreement where it is obligated to make the following milestone payments:

●	EUR 101,720 upon successful technology transfer to a contract manufacturing organization;

●	EUR 500,000 to EUR 1,000,000 upon first approval by the United States Food and Drug Administration;

●	EUR 750,000 to EUR 1,500,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 25,000,000; in the case of a sublicense the payments are reduced by 50%;

●	EUR 1,000,000 to EUR 2,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 50,000,000; in the case of a sublicense the payments are reduced by 50%; and

●	in the case of a sublicense only, EUR 500,000 to EUR 1,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 75,000,000 and EUR 100,000,000.

The events obliging the Company to make these payments have not yet occurred and the probability of them occurring is not determinable; consequently, no amounts are accrued in respect of these contingencies.

16. COMMITMENTS

Contractual obligations are as follows as of December 31, 2014:

	Contractual obligations
	Operating leases for lab and office space	Principal payments on credit facility and exit fee

2015	$273,406	$375,000
2016	293,905	900,000
2017	212,912	1,785,000
Total	$780,223	$3,060,000

Rent expense for the year ended December 31, 2014 was $271,233 (2013 - $245,665).

17. LEGAL PROCEEDINGS

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. If the plaintiffs were able to prove their allegations in this matter and to establish the damages they assert, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

VBI Cda had an on-going dispute with the former landlord of its research facility. Such dispute related to the amount charged by the landlord for leased storage space. On November 22, 2013, Del Management Solutions Inc., the property manager for the National Capital Commission (“NCC”), issued a Demand Letter to VBI Cda demanding payment of $171,041.43 CAD. On October 23, 2014, VBI Cda offered to settle the dispute by forfeiting the $32,000 CAD rent deposit. The NCC accepted and on December 12, 2014, the NCC and VBI Cda signed a mutual full and final release. This matter is now considered closed.

18. SUBSEQUENT EVENTS

On July 25, 2014, the Company and VBI US entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with PCOF 1, LLC (the “Lender”). The Company and VBI Cda, agreed to act as guarantors of VBI US’s obligations under the Credit Agreement. The Credit Agreement was attached as an exhibit to and described further in the Form 8-K filed by the Company on July 28, 2014.

On September 30, 2014, the Company, VBI US, VBI Cda and Lender entered that certain First Amendment to Credit Agreement (“Amendment No. 1”). Amendment No. 1 extended the deadline of the milestone requirement for VBI US to enter into a licensing agreement with a global pharmaceuticals company with respect to the Thermostable LPV technology, on terms satisfactory to the Lender, from September 30, 2014 to December 31, 2014 (the “Milestone Requirement”). Amendment No. 1 was attached as an exhibit to and described further in the Form 8-K filed by the Company on October 6, 2014.

On March 19, 2015, the Company, VBI US, VBI Cda and Lender entered that certain Second Amendment to Credit Agreement (“Amendment No. 2”). Amendment No. 2 further extends Milestone Requirement from December 31, 2014 to April 30, 2015. The Credit Agreement otherwise remains in full force and effect without modification.