Form 10-Q
period 2015-03-31
VBI VACCINES INC.
filed 2015-05-13
CIK 704159

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Registrant’s telephone number, including area code: 617-830-3031

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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value	20,012,760
(Class)	Outstanding at May 12, 2015

VBI VACCINES INC. AND SUBSIDIARIES

FORM 10-Q

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014

CURRENT ASSETS
Cash and cash equivalents	$10,226,389	$12,604,273
Investment tax credits receivable	172,585	133,696
Prepaid expenses and deposits	583,553	400,827
Government receivables	79,235	33,590
	11,061,762	13,172,386

DEFERRED FINANCING COSTS, NET	347,251	395,184
PROPERTY AND EQUIPMENT, NET	136,020	106,500
INTANGIBLES, NET	333,592	380,148

	$11,878,625	$14,054,218

CURRENT LIABILITIES
Accounts payable	$691,121	$650,142
Accrued liabilities	412,400	568,535
Current portion of long-term debt	600,000	375,000
	1,703,521	1,593,677

LONG-TERM DEBT, NET OF CURRENT PORTION	1,653,862	1,770,374

	3,357,383	3,364,051

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock (authorized 200,000,000; issued 20,012,760; par value $0.0001) (2014 - issued 20,012,760)	2,002	2,002
Convertible preferred stock (authorized 30,000,000; issued 2,996,482; par value $0.0001) (2014 - issued 2,996,482)	299	299
Warrants	1,027,000	1,027,000
Additional paid-in capital	79,338,391	79,098,591
Accumulated other comprehensive income (loss)	15,127	67,513
Accumulated deficit	(71,861,577)	(69,505,238)
	8,521,242	10,690,167
	$11,878,625	$14,054,218

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31
	2015	2014

Expenses
Research and development	$952,912		$303,538
General and administration	1,230,851		873,347
Loss from operations	(2,183,763)		(1,176,885)

Interest expense	90,000		476,618
Foreign exchange loss (gain)	(25,495)		197,331
Accretion of debt discount	108,487		-
Interest income	(416)		-

NET LOSS	$(2,356,339)		$(1,850,834)

Currency translation adjustment	52,386		195,723

COMPREHENSIVE LOSS	$(2,303,953)		$(1,655,111)

Loss per share of common stock, basic and diluted	$(0.12)	$	(1.58)

Weighted-average number of common shares outstanding, basic and diluted	20,012,760		1,171,892

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2015	2014

NET INFLOW (OUTFLOW) OF CASH RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	$(2,356,339)	$(1,850,834)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of property and equipment and intangibles	24,560	25,551
Amortization of deferred financing costs	47,933	14,980
Stock-based compensation expense	239,800	12,700
Accretion of debt discount	108,488	-
Interest accrued on convertible notes	-	476,618
Net change in operating working capital items	(382,416)	172,505
	(2,317,974)	(1,148,480)

INVESTING
Funds held in escrow	-	10,937
Acquisition of property and equipment	(48,185)	(778)
Proceeds from the sale of property and equipment	806	-
	(47,379)	10,159

FINANCING
Proceeds from convertible notes	-	1,500,000
Financing costs of term loan facility	-	(134,088)
	-	1,365,912

Effect of exchange rate changes on cash and cash equivalents	(12,531)	195,723

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(2,377,884)	423,314
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,604,273	624,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,226,389	$1,047,733

Supplementary information:
Interest paid	$90,000	$-

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

Planned Principal Operations

The Company is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an enveloped “Virus-Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. The Company plans, during 2015, to prepare several batches of vaccine for a toxicology trial, for a proposed Phase I clinical trial and for other regulatory purposes. The Company does not expect to advance its first product candidate into Phase I clinical trials prior to the fourth quarter of 2015. All costs incurred to date by the Company have directly or indirectly contributed to the advancement of these projects. The Company has not deferred or capitalized any costs related to any of these projects.

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

Continuation of business and liquidity

The Company has not generated any product revenues and has incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. Our accumulated deficit as of March 31, 2015 was $71.9 million and we expect to incur substantial losses in future periods. The Company plans to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. The Company has not generated positive cash flows from operations, and there is no assurance that it will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

As of March 31, 2015, the Company had approximately $10.2 million of cash and working capital of $9.4 million. The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company has funded its operations to date through the issuance of convertible preferred stock, the issuance of common stock, the issuance of secured convertible and other notes payable to certain stockholders and financial institutions, and funding received from government research and development grants. The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find the Company attractive. The Company’s cash and cash equivalents balance as of March 31, 2015 are expected to be adequate to fund the Company’s operations into 2016.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s interim consolidated financial statements included herein as of March 31, 2015 and for the three-months ended March 31, 2015 and 2014 are unaudited.

The financial information as of December 31, 2014 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 20, 2015. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Foreign currency translation

Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date and transaction gains and losses are included in the results of operations.

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

Recent accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. At its April 1, 2015 meeting, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities. The FASB intends to issue an exposure draft in the near term with a 30-day comment period. The Company will adopt this standard in the first quarter of 2017. This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

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

Hybrid Financial Instruments

The FASB issued ASU 2014-16 that will require a company that issues or invests in a hybrid financial instrument to determine the nature of the host contract by considering the economic characteristics of the entire instrument, including the embedded derivative feature that is being evaluated for separate accounting. Concluding the host contract is debt-like (versus equity-like) may result in substantially different answers about whether certain features must be accounted for separately. The guidance provides a modified retrospective transition for all existing hybrid financial instruments in the form of a share, with the option for full retrospective application. The guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

 Eliminating the Concept of Extraordinary Items

The FASB issued ASU 2015-1 that eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU eliminates the need for entities to evaluate whether transactions or events are both unusual in nature and infrequently occurring. Entities will continue to evaluate whether items are unusual in nature or infrequent in their occurrence for presentation and disclosure purposes and when estimating the annual effective tax rate for interim periods. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Consolidation

The FASB issued ASU 2015-2 standard to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance is effective in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

3. LOSS PER SHARE OF COMMON STOCK

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, warrants and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 6, Stockholders’ Deficiency and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at March 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31, 2015	March 31, 2014

Convertible preferred stock	2,996,482	10,218,628
Warrants	699,281	882,627
Stock options	2,797,239	820,820
	6,493,002	11,922,075

4. FAIR VALUE MEASUREMENTS

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

Money market funds are highly liquid investments. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities.

At March 31, 2015 and December 31, 2014, the fair value of the long-term debt is estimated to be $2,903,600 and $2,885,000, respectively.

In determining the fair value of the long-term debt, which consists of level 3 instruments, as of March 31, 2015 and December 31, 2014, the Company used the following assumptions:

	March 31, 2015	December 31, 2014
Long-term debt:
Interest rate	15%	15%
Expected time to payment in months	29	32

5.     LONG-TERM DEBT

	March 31, 2015	December 31, 2014

Gross proceeds and detachable warrants	$3,000,000	$3,000,000

Less: Portion of gross proceeds attributable to warrants to detachable warrants	(1,027,000)	(1,027,000)
Add: accretion of discount, cumulative	280,862	172,374

Less: current portion	(600,000)	(375,000)

	$1,653,862	$1,770,374

During 2014, the Company executed a term loan facility (the “Facility”) in the amount of $6 million, with the initial advance of $3 million drawn down on August 8, 2014 and the balance becoming available once certain product development milestones have been achieved. The amounts drawn on the Facility accrue interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. Principal payments due under the term loan facility are as follows:

Principal payments on credit facility and exit fee

2015	$375,000
2016	900,000
2017	1,785,000
Total	$3,060,000

6. STOCKHOLDERS’ DEFICIENCY AND ADDITIONAL PAID-IN CAPITAL

Stock Option Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of Common Stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At March 31, 2015, there were no stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. At March 31, 2015, the maximum number of stock options issuable under the 2006 Plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the Merger described in Note 1 and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee.

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

The 2014 Plan reserves 815,688 shares of the Company’s common stock for issuance (the "Share Reserve"). On the first day of each fiscal year during the period beginning in fiscal year 2014, and ending on the second day of fiscal year 2024, the Share Reserve shall be increased by an amount equal to the lesser of (i) 1,200,000 shares of the Company’s common stock or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (ii) 5% of the number of outstanding shares of the Company’s common stock on such date; and (iii) an amount determined by the Board. On April 22, 2015, the Board approved an increase to the Share Reserve of 1,000,638 shares of common stock, which represented 5% of the number of shares of common stock outstanding on that date.

There were 20,001 restricted common shares issued and 164,000 options granted from the 2014 Plan in 2014. None were issued during the three months ended March 31, 2015.

The maximum number of options issuable under the option plans is summarized in the following table:

	Number of Options or Shares
	Options Outstanding	Options Expired	Shares Issued or Exercised	Available for Future Grants	Total

2006 VBI US Stock Option Plan	2,624,368	-	100,541	-	2,724,909
2013 Stock Incentive Plan	8,871	51,129	240,000	-	300,000
2014 Equity Incentive Plan	164,000	-	20,001	631,687	815,688

Total as at March 31, 2015	2,797,239	51,129	360,542	631,687	3,840,597

All future stock option or share grants will be from the 2014 Plan.

As of March 31, 2015, no shares of Common Stock were available for issuance under the previously adopted 1999 Plan, 2006 Plan or the 2013 Plan (other than shares issuable upon the exercise of currently outstanding stock options).

The fair value of the options expected to vest is recognized as an expense on a straight-line basis over the vesting period. The total stock-based compensation expense recorded in the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31
	2015	2014

Research and development	$63,600	$9,400
General and administrative	176,200	3,300
Total stock-based compensation expense	$239,800	$12,700

Warrants

The warrants issued on July 25, 2014, as part of the Facility described in Note 5 entitle the holders to purchase 699,281 common shares. The exercise price for the warrants is $2.145. Assuming the funding of an additional $3 million advance under the Facility, which is contingent on the Company achieving certain operational milestones, the Company will issue to the lender warrants to purchase an additional 699,281 shares of the Common Stock at an exercise price equal to the 10-day volume weighted average price of the Common Stock reported by Bloomberg LP for the 10 trading days preceding the date of the advance.

7. CONTINGENCIES

The Company entered into two consulting agreements with non-affiliated parties on January 17 and 28, 2013, respectively, whereby the Company has agreed to pay each of the consultants performance bonuses ranging from $10,000 to $125,000 for the achievement of the following milestones for a novel vaccine: patent filing; regulatory approval of clinical testing; start of Phase II and III studies; regulatory approval; and reaching cumulative sales of $100 million. Furthermore, the Company is committed to grant each consultant stock options equal to $100,000 upon successfully closing a Series B financing. Except for the initial EUR 101,720 which became due on April 20, 2015, the events obliging the Company to make the payments below have not yet occurred and the probability of them occurring is not determinable; consequently, no amounts are accrued in respect of these contingencies.

On July 18, 2011, as part of the ePixis asset acquisition, the Company entered into a Sale and Purchase Agreement where it is obligated to make the following milestone payments:

●	EUR 101,720 upon successful technology transfer to a contract manufacturing organization and the commencement of a toxicity study;
●	EUR 500,000 to EUR 1,000,000 upon first approval by the United States Food and Drug Administration;
●	EUR 750,000 to EUR 1,500,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 25,000,000, in the case of a sublicense the payments, are reduced by 50%;
●	EUR 1,000,000 to EUR 2,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 50,000,000 , in the case of a sublicense, the payments are reduced by 50%; and
●	in the case of a sublicense only, EUR 500,000 to EUR 1,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of EUR 75,000,000 and EUR 100,000,000

8. LEGAL PROCEEDINGS

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, as amended on February 11, 2015 and March 25, 2015, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. If the plaintiffs were able to prove their allegations in this matter and to establish the damages they assert, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

9. SUBSEQUENT EVENTS

On April 2, 2015, VBI Cda, entered into a Collaboration and Option License Agreement (the “Agreement”) with Sanofi Vaccines Technologies S.A.S., a company organized under the laws of France (“Sanofi”). The purpose of the Agreement is to allow Sanofi to evaluate the feasibility of using VBI Cda’s LPV technology and expertise to reformulate a vaccine candidate from Sanofi to provide improved stability. The term of the Project (as defined in the Agreement), will commence on the date of receipt by VBI Cda of Sanofi materials and continue for 9 months unless otherwise agreed in writing by the parties. The term of the Agreement begins on the Effective Date, which is defined as April 15, 2015, and unless earlier terminated or mutually extended in writing, the Agreement will expire upon the expiration or termination of an option to negotiate and enter into a royalty bearing license for the commercial use of VBI’s LPV technology.

On April 17, 2015, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission covering the offering of up to $75 million of common stock, preferred stock and warrants (the “Registration Statement”). As of the date of this report the Registration Statement has not yet been declared effective.

On April 22, 2015, the Company granted 45,000 stock options to existing employees under the 2014 Equity Incentive Plan. The options have an exercise price equivalent to the closing price of the common stock on the NASDAQ Capital Market on the date of grant and began to vest on the date of grant with 25% vesting on the first anniversary and the remaining 75% on a monthly basis over an additional 36 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses, and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report as well as our audited 2014 consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 20, 2015. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

Overview

We are a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. We have developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, we have undertaken specific projects related to human CMV and other antigens. In 2015, we plan to prepare several batches of vaccine for a toxicology trial, for a Phase I clinical trial and for other regulatory purposes. In April 2015, we began the toxicology trial for our human CMV vaccine. The toxicology trial is expected to last approximately 6 months and is expected to provide data that will then be used in a regulatory submission, along with other information, in order to obtain regulatory approval to proceed with the Phase I clinical trial in humans. We do not expect to advance this first product candidate into Phase I clinical trial prior to the fourth quarter of 2015.

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

We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $2.4 million for the three months ended March 31, 2015. Our accumulated deficit as of March 31, 2015 was $71.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our pre-clinical-stage product candidate, CMV. These include expenses related to:

●	continuing the research and development of our product candidates, including the exploration and development of new product candidates;
●	scaling-up manufacturing capabilities through sub-contractors to commercialize products and dose forms for which we may obtain regulatory approval;
●	conducting human proof-of-concept clinical trials with our initial targeted vaccine;
●	maintaining, expanding and protecting our intellectual property portfolio;
●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and
●	adding operational, financial and management information systems and human resources support, including additional personnel to support our vaccine development

In addition, we have incurred and will continue to incur significant expenses as a result of becoming a public company, which subjects us to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of the NASDAQ Capital Market.

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

Merger

On May 8, 2014, Paulson Capital (Delaware) Corp. (“Paulson”) and VBI Acquisition Corp., a special purpose wholly owned subsidiary of Paulson (the “Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which the Merger Sub merged with and into VBI US (the “Merger”). At the effective time of the Merger:

●

each share of VBI US common and preferred stock was cancelled and converted into the right to receive 0.2452 (i.e.1.226/5) (“Exchange Ratio”) shares of Paulson’s common stock, which resulted in 8,554,535 shares of common stock being issued to the former holders of VBI US’s common stock and preferred stock; and

●

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

In conjunction with the Merger, Paulson changed its name to VBI Vaccines Inc.

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

Interest Expense

Interest expense is associated with our previously outstanding convertible notes and the credit facility entered into on July 25, 2014.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Income generating activities have been limited to research and development services pursuant to certain governmental research and development grants, which have been netted against the related R&D expenses as described below. To date, no revenues have been recorded from the sale of products from the Company’s principal business activity.

Research and Development (“R&D”)

Research and development expenses increased by $649,374, or approximately 214%, to $952,912 for the three months ended March 31, 2015, as compared to $303,538 for the same period in the prior year. The increases resulted primarily from increased spending on contract research and manufacturing services related to advancing the CMV vaccine and performance based compensation paid to the R&D personnel. Substantially all research and development expenses relate to our CMV vaccine.

General and Administrative

General and administrative expenses increased by $357,504, or approximately 41%, to $1,230,851 for the three months ended March 31, 2015 as compared to $873,347 for the same period in the prior year. The increases in general and administrative expenses were primarily due to the significant professional fees incurred related to being a public company, including investor related activities and Board fees as well as non-cash expenses related to performance based compensation paid to the administrative personnel.

Depreciation costs, which are included in general and administrative expenses, decreased by $961 to $24,509 for the three months ended March 31, 2015 from $25,551 for the three months ended March 31, 2014.

Interest Expense

Interest expense decreased by $386,618, or approximately 81%, to $90,000 for the three months ended March 31, 2015 from $476,618 for the three months ended March 31, 2014. The decrease was due primarily to voluntary conversion by all of the holders of convertible promissory notes. All convertible notes issued prior to December 31, 2013 were voluntarily converted into VBI US preferred shares and then exchanged for common shares as part of the Merger. The convertible notes issued on March 10, 2014 were converted into 558,837 common shares and 284,602 preferred shares of VBIV. The interest expense incurred during the three months ended March 31, 2015 relates to the contractual interest coupon paid on the $3 million credit Facility described in Note 5 of Notes to Consolidated Financial Statements.

Foreign Exchange Loss (Gain)

Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date and transaction gains and losses are included in the results of operations. The foreign exchange transaction gain of $25,495 for the three months ended March 31, 2015 and the $197,331 foreign exchange transaction loss for the three months ended March 31, 2014 is derived from the fluctuation in the foreign exchange rate of the Canadian dollar relative to the level of intercompany balances during the respective quarters.

Net Loss

The net loss increased to $2,356,339 for the three months ended March 31, 2015 from $1,850,834 for the three months ended March 31, 2014, an increase of $505,505 or approximately 27%, largely as a result of increases in general and administrative expenses as well as increased R&D expenses related to the advancement of the CMV vaccine candidate and increased general and administrative expenses. These increases were partially off-set by decreased interest expenses and a foreign exchange gain.

Liquidity and Capital Resources

Net cash used by Operating Activities

The Company incurred net losses of $2,356,339 and $1,850,834 in the three months ended March 31, 2015 and 2014, respectively. The Company used $2,317,974 and $1,148,480 in cash outflows from operating activities during the three months ended March 31, 2015 and 2014, respectively. The increase in cash outflows is largely as a result of increased professional fees included in the general and administrative expenses as well as increased R&D expenses related to the advancement of the CMV vaccine.

The Company has incurred net losses and negative operating cash flows since inception. As of March 31, 2015, the Company had an accumulated deficit of $71,861,577 and stockholders’ equity of $8,521,242.

Net cash provided by Investing Activities

The Company had no significant investing activities during the three months ended March 31, 2015 and 2014 other than the purchase of property and equipment in the amount of $48,185 and $778, respectively.

Net cash received from Financing Activities

The Company had no financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2014 VBI US received $1,500,000 from certain investors which was converted into common and preferred shares contemporaneously with the Merger. These proceeds were offset by $134,088 of deferred financing costs related to the issuance of the convertible notes.

Capital Sources

Management's Assessment of Liquidity

Prior to the Merger, VBI US’s capital sources consisted largely of venture capital investors. The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

Capital Expenditures

The Company did not make significant capital purchases in 2014 or during the three months ended March 31, 2015. The increase to $48,185 for the three months ended March 31, 2015 from $778 for the three months ended March 31, 2014 is primarily related to the purchase of additional R&D equipment including a refresh of its computers and information technology equipment. Going forward, the Company will be required to purchase additional R&D equipment in order to continue the development of its vaccine candidates.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2015.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgments in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 20, 2015.

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

Significant Contractual Obligations and Commitments

VBI Cda entered into a forty month lease ending December 31, 2017 for 6,473 square feet of lab and office space in Ottawa, Ontario which it can terminate with six months’ notice after the first year. Similarly, the landlord can terminate the lease with six months’ notice after the second year. The lease provides for approximately $24,870 of free rent which we will record on a straight-line basis over the term of the lease.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, as amended on February 11, 2015 and March 25, 2015, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. If the plaintiffs were able to prove their allegations in this matter and to establish the damages they assert, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

Item 1A. Risk Factors

We incorporate by reference the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 20, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1	Agreement and Plan of Merger (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.1.1	Certificate of Designation of Rights and Limitations of Series 1 Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (2)
4.2	Form of Delayed Draw Warrant (2)
4.3	Form of Delayed Draw Note (2)
4.4	Initial Term Note issued to PCOF 1, LLC (2)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith
**	Furnished herewith

(1) Incorporated by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the Commission on June 30, 2014.

(2) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on July 28, 2014.

(3) Incorporated by reference to the Annual Report on Form 10-K filed by the registrant with the Commission on March 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2015	VBI VACCINES INC.

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer Principal Executive Officer

	By:	/s/ Egidio Nascimento
Egidio Nascimento
Chief Financial Officer Principal Financial Officer