Form 10-Q
period 2015-06-30
VBI VACCINES INC.
filed 2015-07-31
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value	20,030,260
(Class)	Outstanding at July 31, 2015

VBI VACCINES INC. AND SUBSIDIARIES

FORM 10-Q

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014

CURRENT ASSETS
Cash and cash equivalents	$8,123,313	$12,604,273
Investment tax credits receivable	236,904	133,696
Prepaid expenses and deposits	415,520	400,827
Government receivables	31,674	33,590
	8,807,411	13,172,386

DEFERRED FINANCING COSTS, NET	299,318	395,184
PROPERTY AND EQUIPMENT, NET	143,009	106,500
INTANGIBLES, NET	434,471	380,148

	$9,684,209	$14,054,218

CURRENT LIABILITIES
Accounts payable	$632,269	$650,142
Accrued liabilities	895,541	568,535
Current portion of long-term debt	825,000	375,000
	2,352,810	1,593,677

LONG-TERM DEBT, NET	1,537,349	1,770,374

	3,890,159	3,364,051

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock (authorized 200,000,000; issued 20,012,760; par value $0.0001) (2014 - issued 20,012,760)	2,002	2,002
Convertible preferred stock (authorized 30,000,000; issued 2,996,482; par value $0.0001) (2014 - issued 2,996,482)	299	299
Warrants	1,027,000	1,027,000
Additional paid-in capital	79,577,191	79,098,591
Accumulated other comprehensive income (loss)	50,552	67,513
Accumulated deficit	(74,862,994)	(69,505,238)
	5,794,050	10,690,167
	$9,684,209	$14,054,218

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014

Collaboration revenue	$250,960	$-	$250,960	$-

Operating expenses:
Research and development	1,658,125	731,066	2,616,936	1,034,604
General and administration	1,376,810	1,340,235	2,611,206	2,213,582
Total operating expenses	3,034,935	2,071,301	5,228,142	3,248,186

Loss from operations	(2,783,975)	(2,071,301)	(4,977,182)	(3,248,186)

Interest expense	(91,000)	(331,081)	(181,000)	(807,699)
Foreign exchange gain (loss)	(9,037)	205,583	16,640	8,252
Accretion of debt discount	(108,487)	-	(216,975)	-
Interest income	342	215	761	215

NET LOSS	$(2,992,157)	$(2,196,584)	$(5,357,756)	$(4,047,418)

Currency translation adjustment	35,425	(239,129)	(16,961)	(43,406)

COMPREHENSIVE LOSS	$(2,956,732)	$(2,435,713)	$(5,374,717)	$(4,090,824)

Loss per share of common stock, basic and diluted	$(0.15)	$(1.81)	$(0.27)	$(3.40)

Weighted-average number of common shares outstanding, basic and diluted	20,012,760	1,212,453	20,012,760	1,192,060

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2015	2014

NET INFLOW (OUTFLOW) OF CASH RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	$(5,357,756)	$(4,047,418)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of property and equipment and intangibles	64,018	53,792
Amortization of deferred financing costs	95,867	81,557
Stock-based compensation expense	478,600	24,800
Accretion of debt discount	216,975	-
Interest accrued on convertible notes	-	807,695
Net change in operating working capital items	193,148	910,018
	(4,309,148)	(2,169,556)

INVESTING
Funds held in escrow	-	324,405
Acquisition of property and equipment	(69,960)	(12,337)
Acquisition of intangibles	(121,082)	(18,234)
Proceeds from the sale of property and equipment	1,052	-
	(189,990)	293,834

FINANCING
Proceeds from exercise of stock options	-	1
Proceeds from convertible notes	-	1,500,000
Financing costs of term loan facility	-	(134,088)
	-	1,365,913

Effect of exchange rate changes on cash and cash equivalents	18,178	46,345

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(4,480,960)	(463,464)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,604,273	624,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,123,313	$160,955

Supplementary information:
Interest paid	$181,000	$-

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 (Unaudited)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Nature of business

The Company, VBI Vaccines Inc. (formerly Paulson Capital (Delaware) Corp. (“Paulson”)), a Delaware corporation (the “Company” or VBI”), is dedicated to the innovative formulation, development and delivery of safe and effective vaccines that expand and enhance vaccine protection in both established and emerging markets. VBI, its wholly-owned subsidiary, Variation Biotechnologies (US), Inc. (“VBI US”) and Variation Biotechnologies, Inc. (“VBI Cda”) a Canadian company and the wholly-owned subsidiary of VBI US, are collectively referred to as the “Company”.

Planned Principal Operations

The Company is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an enveloped “Virus Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. The Company plans, during 2015, to prepare several batches of vaccine for a toxicology trial, for a proposed Phase I clinical trial and for other regulatory purposes. The Company does not expect to advance its first product candidate into Phase I clinical trials prior to the fourth quarter of 2015. All costs incurred to-date by the Company have directly or indirectly contributed to the advancement of these projects. The Company has not deferred or capitalized any costs related to any of these projects.

The Merger

On May 8, 2014, Paulson and VBI Acquisition Corp., a special purpose wholly owned subsidiary of Paulson (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger Sub would merge with and into VBI US (the transaction referred to as the “Merger”), with VBI US surviving as a wholly owned subsidiary of Paulson. VBI US was incorporated on December 20, 2006 under the laws of the State of Delaware. On December 28, 2006, VBI US completed a private round of financing and contemporaneously acquired, through an exchange of shares, all of the outstanding common shares of VBI Cda, a Canadian company incorporated on August 24, 2001 under the Canada Business Corporations Act.

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

Continuation of business and liquidity

The Company has not generated any product revenues and has incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit as of June 30, 2015 was $74.9 million and the Company expects to incur substantial losses in future periods. The Company plans to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. The Company has not generated positive cash flows from operations, and there is no assurance that it will be successful in obtaining an adequate level of financing for the development and commercialization of planned product candidates.

As of June 30, 2015, the Company had approximately $8.1 million of cash and working capital of $6.5 million. The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company has funded its operations to date through the issuance of convertible preferred stock, the issuance of common stock, the issuance of secured convertible and other notes payable to certain stockholders and financial institutions, and funding received from government research and development grants. The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find the Company attractive. The Company’s cash and cash equivalents balance as of June 30, 2015 are expected to be adequate to fund the Company’s operations into 2016, however, the Company intends to explore financing opportunities to provide additional working capital. The Company cannot be certain that additional financing will be available on terms acceptable to the Company or at all. To the extent funds are insufficient to support the Company’s operations and commercialize technology, the Company may undertake additional offerings of securities, debt financing, selling or licensing developed intellectual or other property, or other alternatives. In that regard, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (the “Commission”) on April 17, 2015 that was declared effective on July 10, 2015. The registration statement will allow the Company to offer up to an aggregate of $75 million of common stock, preferred stock or warrants from time to time as market conditions permit.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s interim consolidated financial statements included herein as of June 30, 2015 and for the three-and six-months ended June 30, 2015 and 2014 are unaudited.

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists
●	Delivery has occurred or services have been rendered and there are no future performance obligations
●	The amount of revenue is fixed or determinable
●	Collectability is reasonably assured

Milestone payments are immediately recognized as revenue if the Company has no future performance obligations, collectability is reasonably assured and the contractually specified milestone is achieved. Otherwise, revenue is recognized over the term of the agreement or the performance period using a percentage of effort incurred. The level of effort is based on estimates of total expected time or duration to complete the work which is compared to the period of time incurred to date in order to arrive at an estimate of the percentage or revenue earned to date.

Upfront payments in recognition of past research and development efforts are recognized as revenue upon execution of the licensing and collaboration agreements, as there are no future obligations and collections are reasonably assured.

For non-refundable advance payments received in accordance with licensing and collaboration agreements, revenue is deferred and recognized over the performance period which is the period over which the Company maintains substantive contractual obligations. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue (a component of current liabilities). Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue.

The term over which advance payments are recognized is revised if the period over which the Company maintains substantive contractual obligations changes.

Foreign currency translation

Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date and transaction gains and losses are included in net loss in the statements of comprehensive loss.

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

Recent accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company will adopt this standard in the first quarter of 2018. This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

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

Presentation of debt issuance costs

The FASB issued ASU 2015-03 standards to simplify the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction for the debt liability as opposed to recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. This is similar to the presentation of debt discounts or premiums. This ASU requires retrospective application which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. As such, beginning with the interim period ended March 31, 2016, debt issuance costs, also referred to as deferred financing costs, will be presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt.

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

The following potentially dilutive securities outstanding at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30, 2015	June 30, 2014

Convertible preferred stock	2,996,482	7,344,144
Warrants	699,281	882,627
Stock options	2,842,239	2,624,368
	6,538,002	10,851,139

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

Financial instruments recognized in the Consolidated Balance Sheet consist of cash and cash equivalents (including money market funds), investment tax credits receivables and government receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

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

At June 30, 2015 and December 31, 2014, the fair value of the long-term debt is estimated to be $2,922,000 and $2,885,000, respectively.

In determining the fair value of the long-term debt, which consists of level 3 inputs, as of June 30, 2015 and December 31, 2014, the Company used the following assumptions:

	June 30, 2015	December 31, 2014
Long-term debt:
Interest rate	14.6%	15%
Expected time to payment in months	26	32

5.     LONG-TERM DEBT

	June 30, 2015	December 31, 2014

Gross proceeds and detachable warrants	$3,000,000	$3,000,000

Less: Portion of gross proceeds attributable to warrants to detachable warrants	(1,027,000)	(1,027,000)
Add: accretion of discount, cumulative	389,349	172,374

Less: current portion	(825,000)	(375,000)

	$1,537,349	$1,770,374

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

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of Common Stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At June 30, 2015, there were no stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US Board of Directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. At June 30, 2015, the maximum number of stock options issuable under the 2006 Plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the Merger described in Note 1 and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee.

On April 24, 2014, the Company granted 1,844,592 stock options to existing employees. The options began to vest on the closing of the Merger, which occurred on July 25, 2014. The options vest on a monthly basis over 48 months. The fair value of the options when granted from the 2006 Plan was estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.81%; expected volatility of 87.77%; and an average remaining 5.75 year expected life.

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) reserved 300,000 shares of common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board granted 60,000 options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, subject to the adoption of the 2013 Plan by the Company’s shareholders. The 2013 Plan was approved by the shareholders on November 8, 2013. On March 19, 2014, the Board granted 204,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. On April 10, 2014, the Board granted an additional 36,000 common shares to officers and directors under the same terms as the March 2014 grant. At June 30, 2015, there were 8,871 stock options outstanding.

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

The 2014 Plan reserves 815,688 shares of the Company’s common stock for issuance (the "Share Reserve"). On the first day of each fiscal year during the period beginning in fiscal year 2014, and ending on the second day of fiscal year 2024, the Share Reserve shall be increased by an amount equal to the lesser of (i) 1,200,000 shares of the Company’s common stock or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (ii) 5% of the number of outstanding shares of the Company’s common stock on such date; and (iii) an amount determined by the Board. On April 22, 2015, the Board ratified an increase in the Share Reserve by 1,000,638 shares of the Company’s common stock, which equaled 5% of the number of outstanding shares of the Company's common stock.

There were 20,001 restricted common shares issued and 164,000 options granted from the 2014 Plan in 2014 and an additional 45,000 options were granted during the three months ended June 30, 2015. The fair value of the options when granted from the 2014 Plan was estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.70%; expected volatility of 87.77%; and an average remaining 6.25 year expected life.

The maximum number of options issuable under the option plans is summarized in the following table:

	Number of Options or Shares
	Options Outstanding	Options Expired	Shares Issued or Exercised	Available for Future Grants	Total

2006 VBI US Stock Option Plan	2,624,368	-	100,541	-	2,724,909
2013 Stock Incentive Plan	8,871	51,129	240,000	-	300,000
2014 Equity Incentive Plan	209,000	-	20,001	1,587,325	1,816,326

Total as at June 30, 2015	2,842,239	51,129	360,542	1,587,325	4,841,235

All future stock option or share grants will be from the 2014 Plan.

As of June 30, 2015, no shares of Common Stock were available for issuance under the previously adopted 1999 Plan, 2006 Plan or the 2013 Plan (other than shares issuable upon the exercise of currently outstanding stock options).

The fair value of the options expected to vest is recognized as an expense on a straight-line basis over the vesting period. The total stock-based compensation expense recorded in the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Research and development	$63,600	$8,800	$127,200	$18,200
General and administrative	175,200	3,300	351,400	6,600
Total stock-based compensation expense	$238,800	$12,100	$478,600	$24,800

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

7. CONTINGENCIES

The Company entered into two consulting agreements with non-affiliated parties on January 17 and 28, 2013, respectively, whereby the Company has agreed to pay each of the consultants performance bonuses ranging from $10,000 to $125,000 for the achievement of the following milestones for a novel vaccine: patent filing; regulatory approval of clinical testing; start of Phase II and III studies; regulatory approval; and reaching cumulative sales of $100 million. Furthermore, the Company is committed to grant each consultant stock or options equal to $100,000 upon successfully closing a Series B financing.

On July 18, 2011, VBI Cda acquired ePixis SA (“ePixis”) in order to obtain access to a technology platform. Given ePixis did not meet the definition of a business under the relevant accounting guidance, VBI Cda treated the acquisition as an asset acquisition due to the underlying circumstances of the transaction. In addition to the $450,000 initial payment for the technology and $75,000 in related transaction costs, the only other contingent payment of approximately $120,000 related to the first milestone described below which was made during the three-months ended June 30, 2015. The contingent consideration was not recognized as a liability in the prior financial statements as the probability of payment had been previously deemed remote.

As part of the ePixis asset acquisition, the purchase agreement obliges VBI Cda to make the following milestone payments:

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

Except for the first milestone payment, the events obliging the Company to make the remaining payments above have not yet occurred and the probability of them occurring is not determinable; consequently, no amounts are accrued in respect of these contingencies.

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

9. SUBSEQUENT EVENTS

On July 8, 2015, the Company filed an amended Registration Statement on Form S-3 with the Commission covering the offering of up to $75 million of common stock, preferred stock and warrants (the “Registration Statement”). The Registration Statement was declared effective on July 10, 2015

On July 30, 2015, the Company granted 1,203,000 stock options to existing employees, directors and advisory board members under the 2014 Equity Incentive Plan. The options have an exercise price equivalent to the closing price of the common stock on the NASDAQ Capital Market on the date of grant and become fully vested over the 48 month period beginning on the grant date. The Company also issued an aggregate of 17,500 shares of the Company’s common stock, pursuant to a consulting agreement as compensation for past services performed by the consultant.

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

Our income generating activities have been limited to research and development services pursuant to certain governmental research and development grants and a collaboration agreement. No revenues have been recorded from the sale of products in connection with our planned principal business activity.

We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $5.4 million for the six months ended June 30, 2015. Our accumulated deficit as of June 30, 2015 was $74.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our pre-clinical-stage product candidate, CMV. These include expenses related to:

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

In addition, we have incurred and will continue to incur significant expenses as a result of becoming a public company, which subjects us to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of the NASDAQ Stock Market.

We expect that we will need to secure additional financing in the future to carry out all of our planned research and development activities with respect to the CMV vaccine as well as other product and corporate development opportunities that are deemed to have future potential value.  In that regard, the Company filed a Form S-3 shelf registration statement with the Commission on April 17, 2015 that was declared effective on July 10, 2015.  The registration statement allows the Company to offer up to an aggregate of $75 million of common stock preferred stock or warrants from time to time as market conditions permit. This information does not constitute an offer of any securities for sale.

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

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Revenues

Prior to the three months ended June 30, 2015, income generating activities have been limited to research and development services pursuant to certain governmental research and development grants, which have been netted against the related R&D expenses as described below. On April 2, 2015, VBI Cda, entered into a Collaboration and Option License Agreement (the “Agreement”) with Sanofi Vaccines Technologies S.A.S., a company organized under the laws of France (“Sanofi”). The purpose of the Agreement is to allow Sanofi to evaluate the feasibility of using VBI Cda’s LPV technology and expertise to reformulate a Sanofi vaccine candidate to provide improved stability. The term of the Project (as defined in the Agreement), will commence on the date of receipt by VBI Cda of Sanofi materials and continue for 9 months unless otherwise agreed in writing by the parties. The term of the Agreement begins on the Effective Date, which is defined as April 15, 2015, and unless earlier terminated or mutually extended in writing, the Agreement will expire upon the expiration or termination of an option included in the Agreement to negotiate and enter into a royalty bearing license for the commercial use of VBI’s LPV technology. Certain terms of the Agreement are subject to confidential treatment through April 15, 2025 pursuant to an Order Granting Confidential Treatment issued by the SEC on June 23, 2015. During the three months ended June 30, 2015, the Company recognized $250,960 of revenue related to this Agreement pursuant to the revenue recognition policy described in Note 2, Significant Account Policies, to the Consolidated Financial Statements.

Research and Development (“R&D”)

Research and development expenses increased by approximately 79%, to $1,658,125, and by approximately 65%, to $2,616,936, for the three and six months ended June 30, 2015, respectively, as compared to $731,066 and $1,034,604 for the same periods in the prior year. The increases resulted primarily from increased spending on contract research and manufacturing services related to advancing the CMV vaccine and performance based compensation paid to the R&D personnel. Substantially all research and development expenses relate to our CMV vaccine.

General and Administrative

General and administrative expenses increased to $1,376,810 and $2,611,206 for the three and six months ended June 30, 2015, respectively, as compared to $1,340,235 and $2,213,582 for the same periods in the prior year. The increases in general and administrative expenses were primarily due to the significant professional fees incurred related to being a public company, including investor related activities and Board fees as well as non-cash expenses related to performance based compensation paid to the administrative personnel.

Depreciation costs, which are included in general and administrative expenses, increased by $10,226 to $64,018 for the six months ended June 30, 2015 from $53,792 for the six months ended June 30, 2014.

Interest Expense

Interest expense decreased by $240,081 from $331,081 for the three months ended June 30, 2014 to $91,000 for the three months ended June 30, 2015 and by $626,699 from $807,699 for the six months ended June 30, 2014 to $181,000 for the six months ended June 30, 2015. The decrease was due primarily to voluntary conversion by all of the holders of convertible promissory notes. All convertible notes issued prior to December 31, 2013 were voluntarily converted into VBI US preferred shares and then exchanged for common shares as part of the Merger. The interest expense incurred during the three months ended June 30, 2015 relates to the contractual interest coupon paid on the $3 million credit Facility described in Note 5, Long-Term Debt of Consolidated Financial Statements.

Foreign Exchange Loss (Gain)

Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date and transaction gains and losses are included in net loss in the statements of comprehensive loss. The foreign exchange loss of $9,037 for the three months ended June 30, 2015 and the foreign exchange gain of $16,640 for the six months ended June 30, 2015 is derived from the fluctuation in the foreign exchange rate of the Canadian dollar relative to the level of intercompany balances during the respective quarters.

Net Loss

The net loss increased by approximately 36%, from $2,196,584 for the three months ended June 30, 2014 to $2,992,157 for the three months ended June 30, 2015, and by approximately 32%, from $4,047,418 for the six months ended June 30, 2014 to $5,357,756 for the six months ended June 30, 2015, largely as a result of increases in general and administrative expenses as well as increased R&D expenses related to the advancement of the CMV vaccine candidate and increased general and administrative expenses.

Liquidity and Capital Resources

Net cash used by Operating Activities

The Company incurred net losses of $5,357,756 and $4,047,418 in the six months ended June 30, 2015 and 2014, respectively. The Company used $4,309,148 and $2,169,556 in cash outflows from operating activities during the six months ended June 30, 2015 and 2014, respectively. The increase in cash outflows is largely as a result of increased professional fees included in the general and administrative expenses as well as increased R&D expenses related to the advancement of the CMV vaccine.

The Company has incurred net losses and negative operating cash flows since inception. As of June 30, 2015, the Company had an accumulated deficit of $74,862,994 and stockholders’ equity of $5,794,050.

Net cash provided by Investing Activities

The Company had no significant investing activities during the six months ended June 30, 2015 and 2014 other than the purchase of property, equipment and intangibles in the amount of $191,042 and $30,571, respectively.

Net cash received from Financing Activities

The Company had no financing activities during the six months ended June 30, 2015. During the six months ended June 30, 2014 VBI US received $1,500,000 from certain investors which was converted into common and preferred shares contemporaneously with the Merger. These proceeds were offset by $134,088 of deferred financing costs related to the issuance of the convertible notes.

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

To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

Capital Expenditures

The Company did not make significant capital purchases in 2014 or during the six months ended June 30, 2015. The increase to $69,960 for the six months ended June 30, 2015 from $12,337 for the six months ended June 30, 2014 of investment in property and equipment is primarily related to the purchase of additional R&D equipment including a refresh of its computers and information technology equipment. Going forward, the Company will be required to purchase additional R&D equipment in order to continue the development of its vaccine candidates.

The increase to acquisition of intangibles to $121,082 for the six months ended June 30, 2015 from $18,234 for the six months ended June 30, 2014 is primarily related to the satisfaction of a required milestone payment related to the acquisition of the ePixis SA intellectual property. Note 7, Contingencies, to the financial statements describes additional contingent payments that may be required in future periods as additional milestones are achieved.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2015.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgments in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended June 30, 2015, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 20, 2015.

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

Significant Contractual Obligations and Commitments

VBI Cda entered into a forty month lease ending December 31, 2017 for 6,473 square feet of lab and office space in Ottawa, Ontario which it can terminate with six months’ notice after the first year. Similarly, the landlord can terminate the lease with six months’ notice after the second year. The lease provides for approximately $25,220 of free rent which we will record on a straight-line basis over the term of the lease.

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

Date: July 31, 2015	VBI VACCINES INC.

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer Principal Executive Officer

	By:	/s/ Egidio Nascimento
Egidio Nascimento
Chief Financial Officer Principal Financial Officer