Form 10-Q
period 2015-09-30
VBI VACCINES INC.
filed 2015-11-12
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value	23,530,260
(Class)	Outstanding at November 12, 2015

VBI VACCINES INC. AND SUBSIDIARIES

FORM 10-Q

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014

CURRENT ASSETS
Cash and cash equivalents	$11,009,396	$12,604,273
Investment tax credits receivable	167,543	133,696
Prepaid expenses and deposits	557,920	400,827
Government receivables	71,529	33,590
	11,806,388	13,172,386

DEFERRED FINANCING COSTS, NET	251,784	395,184
PROPERTY AND EQUIPMENT, NET	130,527	106,500
INTANGIBLES, NET	388,346	380,148

	$12,577,045	$14,054,218

CURRENT LIABILITIES
Accounts payable	$1,076,618	$650,142
Accrued liabilities	1,004,521	568,535
Deferred revenue	7,485	-
Current portion of long-term debt	900,000	375,000
	2,988,624	1,593,677

LONG-TERM DEBT, NET	1,419,950	1,770,374

	4,408,574	3,364,051

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock (authorized 200,000,000; issued 23,030,260; par value $0.0001) (2014 - issued 20,012,760)	2,304	2,002
Convertible preferred stock (authorized 30,000,000; issued 2,996,482; par value $0.0001) (2014 - issued 2,996,482)	299	299
Warrants	1,027,000	1,027,000
Additional paid-in capital	86,186,333	79,098,591
Accumulated other comprehensive income (loss)	27,575	67,513
Accumulated deficit	(79,075,040)	(69,505,238)
	8,168,471	10,690,167
	$12,577,045	$14,054,218

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014

Collaboration revenue	$137,515	$-	$388,475	$-

Operating expenses:
Research and development	2,503,115	867,035	5,120,051	1,898,728
General and administration	1,667,558	5,691,492	4,278,764	7,898,872
Total operating expenses	4,170,673	6,558,527	9,398,815	9,797,600

Loss from operations	(4,033,158)	(6,558,527)	(9,010,340)	(9,797,600)

Interest expense	(91,250)	(58,136)	(272,250)	(865,835)
Foreign exchange gain (loss)	19,718	(57,107)	36,358	(50,962)
Accretion of debt discount	(107,601)	(61,504)	(324,576)	(61,504)
Interest income	245	2,640	1,006	2,836

NET LOSS	$(4,212,046)	$(6,732,634)	$(9,569,802)	$(10,773,065)

Currency translation adjustment	56,899	5,401	39,938	(38,005)

COMPREHENSIVE LOSS	$(4,155,147)	$(6,727,233)	$(9,529,864)	$(10,811,070)

Loss per share of common stock, basic and diluted	$(0.20)	$(0.46)	$(0.47)	$(1.88)

Weighted-average number of common shares outstanding, basic and diluted	21,599,244	14,703,833	20,541,588	5,745,478

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2015	2014

NET INFLOW (OUTFLOW) OF CASH RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	$(9,569,802)	$(10,773,065)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of property and equipment and intangibles	98,050	84,066
Amortization of deferred financing costs	143,401	165,909
Stock-based compensation expense	820,100	281,800
Accretion of debt discount	324,576	61,504
Interest accrued on convertible notes	-	812,832
Stock-based compensation for services	44,800	-
Stock-based merger transaction costs	-	3,321,537
Net change in operating working capital items	633,583	129,451
	(7,505,292)	(5,915,966)

INVESTING
Funds held in escrow	-	777,746
Acquisition of property and equipment	(75,400)	(64,168)
Acquisition of intangibles	(112,077)	(18,234)
Proceeds from the sale of property and equipment	1,124	-
	(186,353)	695,344

FINANCING
Proceeds from exercise of stock options	-	1
Proceeds from issuance of common shares	6,285,700	15,214,561
Proceeds from issuance of preferred shares	-	1,035,135
Share issue costs	(62,556)	(796,247)
Proceeds from convertible notes	-	1,500,000
Financing costs on notes converted to shares	-	(134,088)
Proceeds from long-term debt	-	3,000,000
Financing costs of long-term debt	-	(471,345
Repayment of long-term debt	(150,000)	-
	6,073,144	19,348,017

Effect of exchange rate changes on cash and cash equivalents	23,624	45,802

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(1,594,877)	14,173,197
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,604,273	624,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,009,396	$14,797,616

Supplementary information:
Interest paid	$272,250	$53,000
Non-cash investing and financing:
Issuance of common stock in connection with conversion of notes payable	$-	$20,765,988
Issuance of preferred stock in connection with conversion of notes payable	$-	$520,572
Issuance of common stock for services	$44,800	$-
Debt discount on long-term debt	$-	$1,027,000

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

As further described in Note 9, Subsequent Events, on October 26, 2015, the Company, SciVac Therapeutics Inc., a corporation organized under the laws of British Columbia, Canada (“SciVac”), and Seniccav Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of SciVac (the “Sub”), entered into an Agreement and Plan of Merger (the “SciVac Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of SciVac (the “Proposed Merger”). The SciVac Merger Agreement also contemplates the closing of public or private equity financing with aggregate gross proceeds of at least $25 million contemporaneously with the SciVac Merger and includes various closing conditions standard to transactions of this nature. The transaction is expected to close during the first quarter of 2016 and is not expected to have a significant impact on the current research operations of the Company.

Planned Principal Operations

The Company is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an enveloped “Virus Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. To date in 2015, the Company has prepared several batches of vaccine for a toxicology trial, for a proposed Phase I clinical trial and for other regulatory purposes. The Company expects to advance its first product candidate into Phase I clinical trials during the first half of 2016.

On September 8, 2015, the Company announced that VBI Cda had been awarded up to $350,000 Canadian dollars (“CAD”) in grant funding by the National Research Council-Industrial Research Assistance Program (“NRC-IRAP”) to apply VBI’s eVLP platform in the development of a respiratory syncytial virus (“RSV”) vaccine candidate. In addition, on October 8, 2015 the Company announced that it has applied its eVLP platform in the development of a novel therapeutic vaccine candidate for glioblastoma multiforme (“Glioblastoma” or “GBM”) with Columbia University’s Brain Tumor Center.

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

Continuation of business and liquidity

The Company has not generated any product revenues and has incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit as of September 30, 2015 was $79.1 million and the Company expects to incur substantial losses in future periods. The Company plans to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. The Company has not generated positive cash flows from operations, and there is no assurance that it will be successful in obtaining an adequate level of financing for the development and commercialization of planned product candidates.

As of September 30, 2015, the Company had approximately $11 million of cash and working capital of $8.9 million. The Company will require significant additional funds to conduct pre-clinical research for new vaccine candidates, conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company has funded its operations to date through the issuance of convertible preferred stock, the issuance of common stock, the issuance of secured convertible and other notes payable to certain stockholders and financial institutions, and funding received from government research and development grants. The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find the Company attractive. The Company’s cash and cash equivalents balance as of September 30, 2015 are expected to be adequate to fund the Company’s operations into the second half of 2016, however, the Company intends to explore financing opportunities to provide additional working capital. The Company cannot be certain that additional financing will be available on terms acceptable to the Company or at all. To the extent funds are insufficient to support the Company’s operations and commercialize its technology, the Company may undertake additional offerings of securities, debt financing, selling or licensing developed intellectual or other property, or other alternatives. In that regard, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (the “Commission”) on April 17, 2015. On July 8, 2015, the Company filed an amended registration statement on Form S-3 with the Commission covering the offering of up to an aggregate of $75 million of the Company’s common stock, preferred stock and warrants from time to time as market conditions permit (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective on July 10, 2015. This information does not constitute an offer of any securities for sale.

On August 13, 2015, the Company entered into a securities purchase agreement by and among the Company and nineteen accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell up to 3,000,000 shares of the Company’s common stock to the Purchasers at a purchase price per share equal to 85% of the average of the volume weighted average prices of the common stock reported by Bloomberg LP for the ten trading days immediately prior to each closing (the “Private Placement”). Aggregate gross proceeds from the Private Placement amounted to $6,285,700.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s interim consolidated financial statements included herein as of September 30, 2015 and for the three-and nine-months ended September 30, 2015 and 2014 are unaudited.

The financial information as of December 31, 2014 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Commission on March 20, 2015. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Collaboration revenue consists of non-refundable advance payments received in accordance with licensing and collaboration agreements. Collaboration revenue is deferred and recognized over the performance period which is the period over which the Company maintains substantive contractual obligations. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue (a component of current liabilities). Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue.

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

Recent accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company will adopt this standard in the first quarter of 2018. This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Consolidation

The FASB issued ASU 2015-2 guidance to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance is effective in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Presentation of debt issuance costs

The FASB issued ASU 2015-03 guidance to simplify the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction for the debt liability as opposed to recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. This is similar to the presentation of debt discounts or premiums. This ASU requires retrospective application which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. As such, beginning with the interim period ended March 31, 2016, debt issuance costs, also referred to as deferred financing costs, will be presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt.

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

The following potentially dilutive securities outstanding at September 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30, 2015	September 30, 2014

Convertible preferred stock	2,996,482	2,996,482
Warrants	699,281	699,281
Stock options	4,045,239	3,480,055
	7,741,002	7,175,818

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

At September 30, 2015 and December 31, 2014, the fair value of the long-term debt is estimated to be $3,137,000 and $2,885,000, respectively.

In determining the fair value of the long-term debt, which consists of level 3 inputs, as of September 30, 2015 and December 31, 2014, the Company used the following assumptions:

	September 30, 2015	December 31, 2014
Long-term debt:
Interest rate	12.9%	15%
Expected time to payment in months	23	32

5.     LONG-TERM DEBT

	September 30, 2015	December 31, 2014

Gross proceeds	$3,000,000	$3,000,000

Less: Portion of gross proceeds attributable to detachable warrants	(1,027,000)	(1,027,000)
Add: Accretion of discount, cumulative	496,950	172,374
Less: Principal repayments	(150,000)	-

Less: Current portion	(900,000)	(375,000)

	$1,419,950	$1,770,374

During 2014, the Company executed a term loan facility (the “Facility”) in the amount of $6 million, with the initial advance of $3 million drawn down on August 8, 2014 and the balance becoming available once certain product development milestones have been achieved. The amounts drawn on the Facility accrue interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The remaining principal payments and exit fee due under the Facility are as follows:

Principal payments on long-term debt and exit fee

2015	$225,000
2016	900,000
2017	1,785,000
Total	$2,910,000

6. STOCKHOLDERS’ DEFICIENCY AND ADDITIONAL PAID-IN CAPITAL

Common and Preferred Stock

VBIV's authorized share capital consists of 200,000,000 voting common shares with a par value of $0.0001 and 30,000,000 preferred shares.

The preferred shares have been designated Series 1 Convertible Preferred Shares. The Series 1 Convertible Preferred Shares are convertible to common shares at any time at the option of the holder on a one-to-one basis.

On July 30, 2015, the Company issued an aggregate of 17,500 shares of the Company’s common stock pursuant to a consulting agreement as compensation for past services performed by the consultant. An amount of $44,800 was recorded as consulting services expense and included in the general and administration costs under such caption in the accompanying Consolidated Statements of Comprehensive Loss. The amount was based on the NASDAQ official closing price of $2.56 on July 30, 2015.

On August 13, 2015, the Company entered into a securities purchase agreement by and among the Company and nineteen accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell up to 3,000,000 shares of the Company’s common stock to the Purchasers at a purchase price per share equal to 85% of the average of the volume weighted average prices of the common stock reported by Bloomberg LP for the ten trading days immediately prior to each closing (the “Private Placement”). On August 13, 2015, the Company completed the first closing of the Private Placement, whereby the Company sold 2,285,000 shares its of common stock to certain of the Purchasers at a per share price of $2.10 for gross proceeds equal to $4,798,500. On August 14, 2015, the Company completed the final closing of the Private Placement whereby the Company sold 715,000 shares of its common stock at a per share price of $2.08 for gross proceeds equal to $1,487,200. The Company raised aggregate gross proceeds equal to $6,285,700 and does not owe any commissions in connection with the Private Placement. The Company filed the Resale Registration Statement with the Commission on August 27, 2015 and it was declared effective by the Commission on September 2, 2015.

On November 10, 2015, 500,000 shares of the Company's common stock were issued pursuant to the conversion of 500,000 shares of the Series 1 Convertible Preferred Shares.

Stock Option Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of common stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At September 30, 2015, there were no stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US Board of Directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. At September 30, 2015, the maximum number of stock options issuable under the 2006 Plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the Merger described in Note 1 and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee.

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

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) reserved 300,000 shares of common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board granted 60,000 options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, subject to the adoption of the 2013 Plan by the Company’s shareholders. The 2013 Plan was approved by the shareholders on November 8, 2013. On March 19, 2014, the Board granted 204,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. On April 10, 2014, the Board granted an additional 36,000 common shares to officers and directors under the same terms as the March 2014 grant. At September 30, 2015, there were 8,871 stock options outstanding under the 2013 Plan.

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

The 2014 Plan initially reserved 815,688 shares of the Company’s common stock for issuance (the "Share Reserve"). On the first day of each fiscal year during the period beginning in fiscal year 2014, and ending on the second day of fiscal year 2024, the Share Reserve shall be increased by an amount equal to the lesser of (i) 1,200,000 shares of the Company’s common stock or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (ii) 5% of the number of outstanding shares of the Company’s common stock on such date; and (iii) an amount determined by the Board. On April 22, 2015, the Board ratified an increase in the Share Reserve by 1,000,638 shares of the Company’s common stock, which equaled 5% of the number of outstanding shares of the Company's common stock.

There were 20,001 restricted common shares issued and 164,000 options granted from the 2014 Plan in 2014, 45,000 options were granted during the three months ended June 30, 2015 and an additional 1,203,000 options were granted during the three months ended September 30, 2015. The fair value of the options granted from the 2014 Plan during the three months ended September 30, 2015 was estimated using the Black-Scholes option pricing model using the following assumptions: expected dividend 0%; risk-free interest rate of 1.68%; expected volatility of 84.72%; and an average remaining 6.25 year expected life.

The maximum number of options issuable under the option plans is summarized in the following table:

	Number of Options or Shares
	Options Outstanding	Options Expired	Shares Issued or Exercised	Available for Future Grants	Total

2006 VBI US Stock Option Plan	2,624,368	-	100,541	-	2,724,909
2013 Stock Incentive Plan	8,871	51,129	240,000	-	300,000
2014 Equity Incentive Plan	1,412,000	-	20,001	384,325	1,816,326

Total as at September 30, 2015	4,045,239	51,129	360,542	384,325	4,841,235

Unless another employee benefit plan is adopted, all future stock option or share grants will be from the 2014 Plan.

As of September 30, 2015, no shares of common stock were available for issuance under the previously adopted 1999 Plan, 2006 Plan or the 2013 Plan (other than shares issuable upon the exercise of currently outstanding stock options).

The fair value of the options expected to vest is recognized as an expense on a straight-line basis over the vesting period. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Research and development	$91,500	$45,000	$218,700	$63,200
General and administrative	250,000	212,000	601,400	218,600
Total stock-based compensation expense	$341,500	$257,000	$820,100	$281,800

Warrants

The warrants issued on July 25, 2014 as part of the Facility described in Note 5 entitle the holders to purchase 699,281 common shares. The exercise price for the warrants is $2.145. Assuming the funding of an additional $3 million advance under the Facility, which is contingent on the Company achieving certain operational milestones, the Company will issue to the lender warrants to purchase an additional 699,281 shares of common stock at an exercise price equal to the 10-day volume weighted average price of the common stock reported by Bloomberg LP for the 10 trading days preceding the date of the advance.

7. CONTINGENCIES

The Company entered into two consulting agreements with non-affiliated parties on January 17 and 28, 2013, respectively, whereby the Company has agreed to pay each of the consultants performance bonuses ranging from $10,000 to $125,000 for the achievement of the following milestones for a novel vaccine: patent filing; regulatory approval of clinical testing; start of Phase II and III studies; regulatory approval; and reaching cumulative sales of $100 million. Furthermore, the Company is committed to grant each consultant stock or options equal to $100,000 upon successfully closing a Series B preferred stock financing. The Proposed Merger is expected to have no impact on the Company’s commitment.

On July 18, 2011, VBI Cda acquired ePixis SA (“ePixis”) in order to obtain access to a technology platform. Given ePixis did not meet the definition of a business under the relevant accounting guidance, VBI Cda treated the acquisition as an asset acquisition due to the underlying circumstances of the transaction. In addition to the $450,000 initial payment for the technology and $75,000 in related transaction costs, there was a contingent payment of approximately $120,000. The contingent payment related to the first milestone described below which was achieved during the three-months ended June 30, 2015. The contingent consideration was not recognized as a liability in the prior financial statements as the probability of payment had been previously deemed remote.

As part of the ePixis asset acquisition, the purchase agreement obliges VBI Cda to make the following milestone payments:

●	€101,720 upon successful technology transfer to a contract manufacturing organization and the commencement of a toxicity study;
●	€500,000 to €1,000,000 upon first approval by the United States Food and Drug Administration;
●	€750,000 to €1,500,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of €25,000,000; in the case of a sublicense the payments, are reduced by 50%;
●	€1,000,000 to €2,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of €50,000,000; in the case of a sublicense, the payments are reduced by 50%; and
●	in the case of a sublicense only, €500,000 to €1,000,000 upon reaching Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of €75,000,000 and €100,000,000

Except for the first milestone payment, the events obliging the Company to make the remaining payments above have not yet occurred and the probability of them occurring is not determinable; consequently, no amounts are accrued in respect of these contingencies.

8. LEGAL PROCEEDINGS

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, as amended on February 11, 2015 and March 25, 2015, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the Commission on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. If the plaintiffs were able to prove their allegations in this matter and to establish the damages they assert, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

9. SUBSEQUENT EVENTS

On October 26, 2015, the Company, SciVac, and the Sub entered into the SciVac Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of SciVac (the “Proposed Merger”).

At the effective time of the Proposed Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”) (including shares of Company Common Stock issued prior to the Effective Time upon conversion of the Company’s Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Company Preferred Stock”)) will be converted into the right to receive common shares of SciVac, no par value per share (the “SciVac Common Shares”), in the ratio of 20.808356 SciVac Common Shares for each share of Company Common Stock (subject to proportionate adjustments for forward or reverse stock splits pursuant to the terms of the Merger Agreement) (the “Exchange Ratio”). In addition, at the Effective Time, (i) each outstanding warrant to purchase a share of Company Common Stock and (ii) each outstanding option to purchase a share of Company Common Stock, whether vested or unvested, and so long as such warrant or option has not, prior to the Effective Time, been exercised, cancelled, terminated or expired, will be deemed to constitute a warrant or an option, as applicable, to purchase, on the same terms and conditions, a number of SciVac Common Shares (rounded down to the nearest whole share) equal to the product of (i) the number of shares of Company Common Stock subject to such warrant or option multiplied by (ii) the Exchange Ratio, at an exercise price per SciVac Common Share equal to the quotient of (i) the exercise price per share of Company Common Stock (rounded up to the nearest cent) subject to such warrant or option (converted first into Canadian dollars as further described in the Merger Agreement) divided by (ii) the Exchange Ratio. The SciVac Merger Agreement also contemplates the closing of public or private equity financing with aggregate gross proceeds of at least $25 million contemporaneously with the SciVac Merger and includes various closing conditions standard to transactions of this nature. The transaction is expected to close during the first quarter of 2016 and is not expected to have a significant impact on the current research operations of the Company.

On November 10, 2015, 500,000 shares of the Company's common stock were issued pursuant to the conversion of 500,000 shares of the Series 1 Convertible Preferred Shares.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

Unless otherwise stated or the context otherwise requires, the terms “VBI,” “we,” “us,” “our” and the “Company” refer to VBI Vaccines Inc. and its subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report as well as our audited 2014 consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Commission on March 20, 2015. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

Overview

We are a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. We have developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, we have undertaken specific projects related to human CMV and other antigens. To date in 2015, the Company has prepared several batches of vaccine for a toxicology trial, for a Phase I clinical trial and for other regulatory purposes. In April 2015, we began the toxicology trial for our human CMV vaccine. The toxicology trial lasted approximately 6 months and provided data that will then be used in a regulatory submission, along with other information, in order to obtain regulatory approval to proceed with the Phase I clinical trial in humans. The Company expects to advance its first product candidate into Phase I clinical trials during the first half of 2016.

On April 2, 2015, VBI Cda entered into a Collaboration and Option License Agreement (the “Sanofi Agreement”) with Sanofi Vaccines Technologies S.A.S., a company organized under the laws of France (“Sanofi”). The purpose of the Sanofi Agreement is to allow Sanofi to evaluate the feasibility of using VBI Cda’s LPV technology and expertise to reformulate a Sanofi vaccine candidate to provide improved stability. VBI Cda is nearing completion of Stage 2 of the defined research plan included in the Sanofi Agreement.

On September 8, 2015, the Company announced that VBI Cda had been awarded up to $350,000 CAD in grant funding by the  NRC-IRAP to apply VBI’s eVLP Platform in the development of an rRSV vaccine candidate. In addition, on October 8, 2015, the Company announced that it has applied its eVLP Platform in the development of a novel therapeutic vaccine candidate for Glioblastoma or GBM with Columbia University’s Brain Tumor Center.

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

We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $9.6 million for the nine months ended September 30, 2015. Our accumulated deficit as of September 30, 2015 was $79.1 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our pre-clinical-stage product candidate, CMV, and fund the development of new product candidates. These include expenses related to:

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

On August 13, 2015, the Company entered into the Securities Purchase Agreement by and among the Company and purchasers (the “Purchasers”) pursuant to which the Company agreed to issue and sell up to 3,000,000 shares of the Company’s common stock to the Purchasers at a purchase price per share equal to 85% of the average of the volume weighted average prices of the common stock reported by Bloomberg LP for the ten trading days immediately prior to each closing (the “Private Placement”). On August 13, 2015, the Company completed the first closing of the Private Placement, whereby the Company sold 2,285,000 shares of common stock to certain of the Purchasers at a per share price of $2.10 for gross proceeds equal to $4,798,500. On August 14, 2015, the Company completed the final closing of the Private Placement whereby the Company sold 715,000 shares (of common stock at a per share price of $2.08 for gross proceeds equal to $1,487,200. The Company raised aggregate gross proceeds equal to $6,285,700 and does not owe any commissions in connection with the Private Placement. The Company filed the Resale Registration Statement with the Commission on August 27, 2015 and it was declared effective by the Commission on September 2, 2015.

On October 26, 2015, the Company, SciVac Therapeutics Inc., a corporation organized under the laws of British Columbia, Canada (“SciVac”), and Seniccav Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of SciVac (the “Sub”), entered into an Agreement and Plan of Merger (the “SciVac Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of SciVac (the “Proposed Merger”). The SciVac Merger Agreement also contemplates the closing of public or private equity financing with aggregate gross proceeds of at least $25 million contemporaneously with the SciVac Merger and includes various closing conditions standard to transactions of this nature. The transaction is expected to close during the first quarter of 2016 and is not expected to have a significant impact on the current research operations of the Company.

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

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us. Certain research and development activities are partially funded with government grants, which are netted against the research and development costs in the accompanying Consolidated Statements of Comprehensive Loss.

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

Interest Expense

Interest expense is associated with our previously outstanding convertible notes and the Facility.

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Revenues

Prior to the three months ended June 30, 2015, income generating activities have been limited to research and development services pursuant to certain governmental research and development grants, which have been netted against the related R&D expenses as described below. On April 2, 2015, VBI Cda entered into the Sanofi Agreement as described above. The term of the Project (as defined in the Sanofi Agreement) commenced on the date of receipt by VBI Cda of Sanofi materials and continues for 9 months unless otherwise agreed in writing by the parties. The term of the Sanofi Agreement began on the Effective Date, which is defined in the Sanofi Agreement as April 15, 2015, and unless earlier terminated or mutually extended in writing, the Sanofi Agreement will expire upon the expiration or termination of an option included in the Sanofi Agreement to negotiate and enter into a royalty bearing license for the commercial use of VBI’s LPV technology. Certain terms of the Sanofi Agreement are subject to confidential treatment through April 15, 2025 pursuant to an Order Granting Confidential Treatment issued by the Commission on June 23, 2015. VBI Cda is nearing completion of Stage 2 of the defined research plan included in the Sanofi Agreement. During the three months ended September 30, 2015, the Company recognized an additional $137,515 of revenue related to the Sanofi Agreement pursuant to the revenue recognition policy described in Note 2, Significant Account Policies, to the Consolidated Financial Statements. During the nine months ended September 30, 2015, the Company recognized $388,475 of revenue which was all related to the Sanofi Agreement.

Research and Development (“R&D”)

Research and development expenses increased by approximately 189%, to $2,503,115, and by approximately 170%, to $5,120,051, for the three and nine months ended September 30, 2015, respectively, as compared to $867,035 and $1,898,728 for the same periods in the prior year. The significant increases resulted primarily from increased spending on contract research and manufacturing services related to advancing the CMV vaccine through toxicology testing and manufacturing related to the preparation of several batches of vaccine for the toxicology trial, for a proposed Phase I clinical trial and for other regulatory purposes as well as performance based compensation paid to the R&D personnel. To date the vast majority of the research and development expenses relate to our CMV vaccine.

General and Administrative

General and administrative expenses decreased by approximately 71%, to $1,667,558, and by approximately 46%, to $4,278,764, for the three and nine months ended September 30, 2015, respectively, as compared to $5,691,492 and $7,898,872 for the same periods in the prior year. The decreases in general and administrative expenses were primarily due to the significant professional fees and transaction costs incurred in the prior year related to the Merger. The decrease in costs was somewhat offset subsequent to the Merger with increased costs related to being a public company, including investor related activities and Board fees as well as non-cash expenses related to performance based compensation paid to the administrative personnel.

Depreciation costs, which are included in general and administrative expenses, increased by $13,984 to $98,050 for the nine months ended September 30, 2015 from $84,066 for the nine months ended September 30, 2014 as a result of some additional capital purchases in the nine months ended September 30, 2015.

Interest Expense

Interest expense increased by $33,114 from $58,136 for the three months ended September 30, 2014 to $91,250 for the three months ended September 30, 2015 related to the Credit Facility and decreased by $593,585 from $865,835 for the nine months ended September 30, 2014 to $272,250 for the nine months ended September 30, 2015. The decrease in interest expense during the first half of 2015 was due primarily to voluntary conversion of convertible promissory notes and was offset by interest expense related to the contractual interest coupon paid on the $3 million Facility received on August 8, 2014 as described in Note 5, Long-Term Debt of Consolidated Financial Statements. All convertible notes issued prior to December 31, 2013 were voluntarily converted into VBI US preferred shares and then exchanged for common shares as part of the Merger on July 25, 2014.

Foreign Exchange Loss (Gain)

Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date and transaction gains and losses are included in net loss in the statements of comprehensive loss. The foreign exchange gain of $19,718 for the three months ended September 30, 2015 and $36,358 for the nine months ended September 30, 2015 is derived from the fluctuation in the foreign exchange rate of the Canadian dollar relative to the level of intercompany balances during the respective quarters.

Net Loss

The net loss decreased by approximately 37%, from $6,732,634 for the three months ended September 30, 2014 to $4,212,046 for the three months ended September 30, 2015, and by approximately 11%, from $10,773,065 for the nine months ended September 30, 2014 to $9,569,802 for the nine months ended September 30, 2015. The reduction from the professional costs related to the Merger in 2014 were offset in 2015 by increased R&D expenses related to the advancement of the CMV vaccine candidate as well as increased general and administrative expenses related to being a public company.

Liquidity and Capital Resources

Net cash used by Operating Activities

The Company incurred net losses of $9,569,802 and $10,773,065 in the nine months ended September 30, 2015 and 2014, respectively. The Company used $7,505,292 and $5,915,966 in cash and cash equivalents for operating activities during the nine months ended September 30, 2015 and 2014, respectively. The increase in cash outflows is largely as a result of increased professional fees included in the general and administrative expenses as well as increased R&D expenses related to the advancement of the CMV vaccine.

The Company has incurred net losses and negative operating cash flows since inception. As of September 30, 2015, the Company had an accumulated deficit of $79,075,040 and stockholders’ equity of $8,168,471.

Net cash provided by Investing Activities

Other than the return of funds previously held in escrow, the Company had no significant investing activities during the nine months ended September 30, 2015 and 2014 other than the purchase of property, equipment and intangibles in the amount of $186,353 and $695,344, respectively.

Net cash received from Financing Activities

During the nine months ended September 30, 2015, the Company closed the Private Placement, in connection with which it issued 3,000,000 shares of common stock and received $6,285,700 in aggregate gross proceeds. The Company incurred $62,556 in costs related to the Private Placement. In August 2015, the Company also started to make the required principal repayments on the Facility of $75,000 per month.

During the nine months ended September 30, 2014 VBI US received $1.5 million from certain investors which was converted into shares of common and preferred stock of the Company contemporaneously with the Merger. These proceeds were offset by $134,088 of deferred financing costs related to the issuance of the convertible notes. In addition, the Company closed two additional private placements of equity securities with aggregate gross proceeds of approximately $16.25 million and entered into the Facility for up to $6.0 million, half of which was drawn down immediately. These proceeds were offset by $600,000 of deferred financing costs related to the issuance of $1.5 million in convertible notes and the Facility and $800,000 of share issuance costs.

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

Capital Expenditures

The Company did not make significant capital purchases in 2014 or during the nine months ended September 30, 2015. There was only a slight increase, to $75,400 for the nine months ended September 30, 2015 from $64,168 for the nine months ended September 30, 2014, of investment in property and equipment. Capital acquisition primarily related to the purchase of additional R&D equipment including a refresh of the Company’s computer and information technology equipment. Going forward, the Company will be required to purchase additional R&D equipment in order to continue the development of its vaccine candidates.

The increase in costs associated with the acquisition of intangibles to $112,077 for the nine months ended September 30, 2015 from $18,234 for the nine months ended September 30, 2014 is primarily related to the satisfaction of a required milestone payment related to the acquisition of the ePixis SA intellectual property. Note 7, Contingencies, to the financial statements describes additional contingent payments that may be required in future periods as additional milestones are achieved.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2015.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgments in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended September 30, 2015, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Commission on March 20, 2015.

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

On October 26, 2015, the Company signed an Agreement and Plan of Merger (“SciVac Merger Agreement”) with SciVac Therapeutics, Inc., a Toronto Stock Exchange listed public company (“SciVac”) whereby the Company would be acquired by Seniccav Acquisition Corporation (“SciVac Sub”), a wholly-owned subsidiary of SciVac (the “SciVac Merger”). The SciVac Merger Agreement also contemplates the closing of a public or private equity financing with aggregate gross proceeds of at least $25 million contemporaneously with the SciVac Merger and includes various closing conditions standard to transactions of this nature. The SciVac Merger and the various transactions contemplated by the SciVac Merger Agreement, including the financing, is expected to close during the first quarter of 2016 and is not expected to have a significant impact on the current research operations of the Company. We cannot guarantee that the SciVac Merger will be consummated.

Other than as discussed above and elsewhere in this quarterly filing, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Significant Contractual Obligations and Commitments

VBI Cda entered into a forty month lease ending December 31, 2017 for 6,473 square feet of lab and office space in Ottawa, Ontario which it can terminate with six months’ notice after the first year. Similarly, the landlord can terminate the lease with six months’ notice after the second year. The lease provides for approximately $25,000 of free rent which we will record on a straight-line basis over the term of the lease.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, as amended on February 11, 2015 and March 25, 2015, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the Commission on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. If the plaintiffs were able to prove their allegations in this matter and to establish the damages they assert, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

Item 1A. Risk Factors

We incorporate by reference the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Commission on March 20, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2015 the Company issued 17,500 shares of common stock at $2.56 per share to a consultant for services rendered pursuant to the terms of a Master Services Agreement by and between the Company and the consultant, dated April 28 2014. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the consultant was the sole offeree, had access to all information concerning the Company and the Company did not engage in any general solicitation.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

On November 10, 2015, one holder of our Series 1 Preferred Stock converted 500,000 shares of Series 1 Preferred Stock into 500,000 shares of our common stock.  We relied on the exemption provided by Section 3(a)(9) of the Securities Act of 1933 to issue the common stock inasmuch as there was no commission or other remuneration paid or given directly or indirectly for soliciting the exchange.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1	Agreement and Plan of Merger (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.1.1	Certificate of Designation of Rights and Limitations of Series 1 Convertible Preferred Stock (2)

3.2	Amended and Restated Bylaws (3)
4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (2)
4.2	Form of Delayed Draw Warrant (2)
4.3	Form of Delayed Draw Note (2)
4.4	Initial Term Note issued to PCOF 1, LLC (2)
10.1	Securities Purchase Agreement dated as of August 13, 2015 (4)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith
** +

Furnished herewith

Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the Agreement and Plan of Merger. The Company hereby agrees to furnish a copy of any omitted schedule or exhibit to the Commission upon request.

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

(4) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Commission on August 18, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015	VBI VACCINES INC.

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer Principal Executive Officer

	By:	/s/ Egidio Nascimento
Egidio Nascimento
Chief Financial Officer Principal Financial Officer