Form 10-K
period 2015-12-31
VBI VACCINES INC.
filed 2016-02-26
CIK 704159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $23,174,944.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 24, 2016 the issuer had 25,498,130 shares of common stock, par value $0.0001, issued and outstanding.

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

ii

ITEM 1: BUSINESS

Overview

VBI is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. We have developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, we have undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. In 2015, the Company prepared several batches of vaccine for a toxicology trial, in compliance with the Good Manufacturing Practices (“GMP”) enforced by the US Food and Drug Administration (“FDA”), for a Phase I clinical trial and for other regulatory purposes. In April 2015, we began the toxicology trial for our human CMV vaccine. The toxicology trial lasted approximately 6 months and provided data that will be used in regulatory submissions, along with other information, in order to obtain regulatory approval to proceed with the Phase I clinical trial in humans. The Company expects to advance its first product candidate into Phase I clinical trials during the first half of 2016.

In 2015, VBI raised $6,285,700 in equity financing to support its CMV vaccine program, to continue the advancement of its research programs and for other general corporate purposes. Since inception VBI, together with its wholly-owned subsidiary, Variation Biotechnologies (US), Inc. (“VBI US”) has raised approximately $74.8 million in total equity and debt financing for those purposes.

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

Merger with Variation Biotechnologies (US), Inc.

On July 25, 2014, VBI US completed its merger (the “PLCC Merger”) with VBI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, whereby Merger Sub merged with and into VBI US, with VBI US continuing as the surviving corporation. As a result of the PLCC Merger, VBI US was acquired by, and became a wholly owned subsidiary of the Company and the Company changed its name to VBI Vaccines Inc.

The PLCC Merger was consummated pursuant to an Agreement and Plan of Merger, dated May 8, 2014 (the “PLCC Merger Agreement”), by and among VBI US, the Company and Merger Sub. The PLCC Merger Agreement and the transactions contemplated thereby were approved by the Company’s Board of Directors (the “Board”) on May 1, 2014 and by the Company’s shareholders at a special meeting of shareholders held on July 14, 2014 (the “Special Meeting”).

At the effective time of the PLCC Merger, and as a result of the PLCC Merger:

•

each share of VBI US’s common stock and preferred stock was cancelled and converted into the right to receive .2452 shares of common stock, which resulted in 8,554,535 shares of common stock of the Company being issued to the former holders of VBI US’s common stock and preferred stock; and

•

each outstanding option to purchase a share of VBI US’s common stock, whether vested or unvested, and so long as such option had not, prior to the effective time of the PLCC Merger, been exercised, cancelled or terminated nor expired, was deemed to constitute an option to purchase, on the same terms and conditions, a number of shares of common stock of the Company (rounded down to the nearest whole share) equal to the product of (i) the number of shares of VBI US’s common stock or preferred stock subject to such option multiplied by (ii) the “Exchange Ratio” (defined below), at an exercise price per share of common stock of the Company equal to the quotient of (i) the exercise price per share of the Company’s common stock and preferred stock (rounded up to the nearest cent) subject to such option divided by (ii) the Exchange Ratio. The “Exchange Ratio” means .2452 shares of the common stock of the Company per one share of VBI US’s common stock and preferred stock.

•

the Company restructured the portion of its business involving the broker-dealer license held by PIC. As a result of the restructuring, the Company’s ownership interest in PIC was reduced to a negligible amount.

At the effective time of the PLCC Merger, the shareholders of VBI US received shares of common stock of the Company which, together with options to purchase shares of VBI US common stock that were converted into options to purchase shares of common stock of the Company represented approximately 41.5% of the shares of the Company’s common stock on a fully diluted basis after the PLCC Merger.

Immediately following the effective time of the PLCC Merger, the Company issued 480,000 shares of its common stock to Evolution Venture Partners, LLC as compensation for advisory services rendered to VBI US; 120,000 shares of its common stock to Middlebury Securities, LLC as compensation for placement agency services rendered to VBI US; 341,731 shares of its common stock to Palladium Capital Advisors, LLC as compensation for placement agency services rendered to VBI US; and 1,068,502 shares of its common stock to Bezalel Partners, LLC as compensation for consulting services rendered to VBI US.

Proposed Merger with SciVac Therapeutics Inc.

On October 26, 2015, the Company, SciVac Therapeutics Inc., a corporation organized under the laws of British Columbia, Canada (“SciVac”), and Seniccav Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of SciVac (the “Sub”), entered into an Agreement and Plan of Merger (the “SciVac Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of SciVac (the “Proposed Merger”). The SciVac Merger Agreement initially contemplated the closing of public or private equity financing with aggregate gross proceeds of at least $25 million (the “Capital Raising Transaction”) contemporaneously with the SciVac Merger and includes various closing conditions standard to transactions of this nature. The transaction is expected to close during the first quarter of 2016, or as soon as possible thereafter, and is not expected to have a significant impact on the current research operations of the Company.

On December 17, 2015, the Company entered into a First Amendment to the SciVac Merger Agreement (the “SciVac Amendment”), which (i) removes the Capital Raising Transaction as a condition to the closing of the Proposed Merger, and (ii) provides that Scott Requadt will become a director of SciVac (renamed VBI Vaccines Inc.) upon the closing of the Proposed Merger, instead of Michael Steinmetz.

Subsidiaries

VBI US was incorporated in 2006 in the State of Delaware. Variation Biotechnologies Inc. (“VBI Cda”), located in Ottawa, Ontario, Canada, is a wholly owned subsidiary of VBI US, was incorporated on August 24, 2001 under the Canada Business Corporations Act and is the primary research facility of VBI US.

VBI Cda was founded in 2001 as a spin-out company from an ongoing research collaboration between researchers at the University of California, Davis and the Children’s Hospital of Eastern Ontario. VBI Cda was involved in the early stage development of vaccine discovery platforms and adjuvant technologies. From 2001 until 2006, VBI Cda’s major stockholders included its founders and several individual “angel” investors. On December 28, 2006, VBI US closed a financing of its Series A Preferred Stock, which resulted in the opening of VBI US’s U.S. headquarters and the establishment of the pre-PLCC Merger corporate structure of a Delaware corporation with a Canadian research-focused subsidiary.

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

Contractual Arrangements

Paragon Bioservices

VBI, through its wholly-owned subsidiaries, depends on subcontractor arrangements to facilitate the completion of its research programs. In the past year the predominant subcontractor has been Paragon Bioservices, Inc. (“Paragon”), an experienced manufacturing organization with expertise in the areas of vaccines and VLP technologies. Paragon will be manufacturing VBI’s clinical batches of its lead CMV vaccine candidate. On March 27, 2014, VBI Cda signed a letter of intent (“Paragon LOI”) with Paragon, which enabled VBI to begin the transfer of its eVLP based CMV vaccine technology for eventual GMP manufacturing by Paragon. Under the terms of the Paragon LOI, VBI retains ownership of all intellectual property directly related to its eVLP technology and its CMV vaccine candidate. On September 26, 2014, VBI and Paragon executed a GMP-Manufacturing Services Agreement, referred to as the Services Agreement. Pursuant to the Services Agreement, Paragon agreed to provide, as requested by VBI, process development and manufacturing services in connection with the supply of research or clinical quantities of VBI’s drug substances, master cell banks, working cell banks and/or virus banks. Upon execution of the Services Agreement, VBI paid Paragon $180,000 to reserve specific suite availability at Paragon’s facility for one or more production runs. Pursuant to the Services Agreement, VBI will pay Paragon for all technology transfer, process development, engineering and manufacturing services as well as engineering runs, process development runs and production runs conducted in accordance with any agreed-to project plan, and in accordance with the applicable payment schedule for the project plan. VBI also agreed to pay for the acquisition, installation and validation of equipment required for the project plan, in accordance with agreed-upon project rates. The term of the Services Agreement is indefinite, although either party may terminate the Services Agreement upon written notice to the other party, upon (i) the dissolution, termination of existence, liquidation or business failure of the other party, (ii) the appointment of a custodian or receiver for the other party who has not been terminated or dismissed within 90 days of such appointment; (iii) the institution by the other party of any proceeding under national, federal or state bankruptcy, reorganization, receivership or other similar laws affecting the rights of creditors generally or the making by such party of a composition or any assignment for the benefit of creditors under any national, federal or state bankruptcy, reorganization, receivership or other similar law affecting the rights of creditors generally, which proceeding is not dismissed within 90 days of filing; (iv) breach of the Services Agreement by the other party; or (v) as a result of an inability to perform the Services Agreement due to a force majeure event. VBI has paid Paragon $2,617,240 and $552,900 during the years ended December 31, 2015 and December 31, 2014, respectively.

ePixis

VBI is engaged in the inbound and outbound licensing of key intellectual property. VBI identified the need for a vaccine antigen discovery and design platform and, as indicated in the discussion titled “Subsidiaries”, through the Sale and Purchase Agreement entered into on July 18, 2011 among Variation Biotechnologies Inc. and ePixis SA (“ePixis”) and the shareholders of ePixis (collectively, the “Sellers”), acquired 100% of the outstanding shares of ePixis in order to obtain access to its exclusive rights to key intellectual property covering its “enveloped Virus Like Particle” or “eVLP” vaccine platform (the “Technology”), including patents (the “Acquired Patents”) covering the Technology. VBI paid a purchase price of €400,268.20 (approximately $450,000) for the ePixis shares and approximately $75,000 in related transaction costs. VBI also agreed to make certain contingent payments to the Sellers as follows:

Upon the completion of a “Successful Technology Transfer”, as defined in the Sale and Purchase Agreement, to a contract manufacturing organization, VBI paid €101,720 (approximately $110,000) to the Sellers during the second quarter of 2015.

Upon the earlier to occur of (i) first approval by the United States Food and Drug Administration of an NDA permitting VBI or any sublicensee to market and sell any pharmaceutical product or candidate pharmaceutical product that contains or can express an eVLP (a “Product”) in the U.S. or (ii) first approval by the European Medicines Agency of a Marketing Authorization Application or equivalent submission permitting VBI or its sublicensees to market and sell a Product candidate in one or more countries in the European Union, VBI must pay to the Sellers €1,000,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500,000.

If a Product is commercialized, VBI will be required to pay the Sellers the following:

On the date that Cumulative Net Sales, as defined in the Sale and Purchase Agreement, of all Products equals or exceeds €25,000,000, VBI must pay to the Sellers €1,500,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €750,000; and

On the Date that Cumulative Net Sales of all Products equals or exceeds €50,000,000 in the aggregate, VBI must pay to the Sellers €2,000,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €1,000,000.

If any Product is commercialized by one or more sublicensees, VBI has agreed to make the following payments to the Sellers:

On the date that Cumulative Net Sales by VBI or any sublicensees of the Products equal or exceed €25,000,000 in the aggregate, VBI must pay to the Sellers €750,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375,000;

On the date that Cumulative Net Sales made by VBI or any sublicensees of the Products equal or exceed €50,000,000 in the aggregate, VBI must pay to the Sellers €750,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375,000;

On the date that Cumulative Net Sales made by VBI or any sublicensees of the Products equal or exceed €75,000,000 in the aggregate, VBI must pay to the Sellers €1,000,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500,000; and

On the date that Cumulative Net Sales made by VBI or any sublicensees of the Products equal or exceed €100,000,000 in the aggregate, VBI will pay to the Sellers €1,000,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500,000.

Included in the Acquired Patents were patents (the “UPMC Patents”) co-owned by L’Universite Pierre et Marie Curie, or UPMC, and the Institut National de la Santé et de la Recherche Médicale, or INSERM, both in Paris, France. In July 2006, ePixis entered into a license agreement (the “License Agreement”) with UPMC, INSERM and L’école Normale Supérieure de Lyon (collectively the “Licensor”) pursuant to which the Licensor granted to ePixis an exclusive license (with the right to sublicense with written consent from UPMC) to exploit the UPMC Patents for the purpose of developing, promoting and marketing products within the United States, Japan, Canada, and Europe until the invalidation of the last of the UPMC Patents, including any supplementary protection certificates. Pursuant to the License Agreement, ePixis was to pay certain fees to the Licensor based on net sales (as defined in the License Agreement) of products developed from the UPMC Patents, sublicensing income based on net sales (“Sublicensing Payments”) and one-time payments (“Lump Sum Payments”) for each product developed from the UPMC Patents. ePixis also agreed to reimburse UPMC for fees and costs related to filing and maintaining the patent applications.

On July 12, 2011 the parties to the License Agreement entered into the first amendment to the License Agreement (the “Amendment”). The Amendment authorized the transfer of the License Agreement to VBI and laid out new financial terms and conditions for the rights granted under the License Agreement.

The Amendment provides that the fees to be paid to the Licensor by ePixis on net sales of products based on the UPMC Patents will be 1.75% of net sales for annual sales between €0 and €50,000,000, 1% of net sales for annual sales between €50,000,001 and €100,000,000, and 0.75% of net sales for annual sales in excess of €100,000,000. Pursuant to the Amendment, Lump Sum Payments would be made as follows:

●	€50,000 when the results from pre-clinical studies are sufficient to allow a product to enter a regulatory filing similar to an IND or a similar entity in a country other than the United States;

●	€150,000 when the results from pre-clinical studies are sufficient to allow a product into a clinical phase, including phase I-II clinical studies;

●	€250,000 when a product enters phase II clinical studies, an event that is defined by the enrollment of the first patient;

●	€500,000 when a product enters phase III clinical studies; and

●	€1,000,000 when a product is first marketed.

Sublicensing Payments under the Amendment were revised as follows: 25% of any amounts received by ePixis for the sublicense if the sublicense is entered into prior to the start of phase 1 clinical studies; 10% of any amounts received by ePixis if the sublicense is entered into during phase 1 clinical studies and prior to the start of phase II clinical studies; 7% of any amounts received by ePixis if the sublicense is entered into during phase II clinical studies and prior to the start of phase III clinical studies, and 5% of any amounts received by ePixis if the sublicense is entered into after the start of phase III clinical studies. There was no change to the requirement that ePixis reimburse UPMC for fees and costs related to filing and maintaining the patent applications.

The parties may terminate the License Agreement, as amended, by mutual agreement. There is also a cancellation right that may be exercised in the event of breach. UPMC may terminate the License Agreement if VBI, among other things, declares bankruptcy; does not put forth reasonable effort or is unable to develop and market the products, and, in particular, if VBI suspends the development of the products for more than six months; the inability of VBI to make the payments required by the License Agreement; lack of sales of a product, or lack of a signed sub-license agreement within one year from the date of acquiring AMM (Autorisation de mise sur le marché - Regulation of Therapeutic Goods) authorization, or the necessary equivalent authorization for the use of the products; and lack of sales of a product for more than two years after the initial marketing has taken place.

Sanofi

On April 2, 2015, VBI Cda entered into a Collaboration and Option License Agreement (the “Sanofi Agreement”) with Sanofi Vaccines Technologies S.A.S., a company organized under the laws of France (“Sanofi”). Certain provisions of the Sanofi Agreement have not been publicly disclosed in accordance with that certain Order Granting Confidential Treatment issued by the SEC on June 23, 2015. The purpose of the Sanofi Agreement is to allow Sanofi to evaluate the feasibility of using VBI Cda’s LPV technology and expertise to reformulate a Sanofi vaccine candidate (the “Sanofi Project Vaccine”) to provide improved stability (the “Sanofi Project”). The term of the Sanofi Project began on the date of receipt by VBI Cda of Sanofi materials and continues for a defined period unless otherwise agreed in writing by the parties (the “Sanofi Project Period”). The term of the Agreement began on April 15, 2015, and unless earlier terminated or mutually extended in writing, the Sanofi Agreement will expire upon the expiration or termination of the Sanofi Option (defined below) or, in the event that the Sanofi Option is timely exercised, until a license agreement is executed by the parties. VBI Cda granted to Sanofi an option (the “Sanofi Option”) to negotiate and enter into a royalty bearing license for the commercial use of VBI’s LPV technology to exploit certain vaccines (the “Sanofi Field”). The term of the Sanofi Option will continue for a period following the Sanofi Project Period (the “Sanofi Option Period”). In addition, at Sanofi’s discretion, it may extend the Sanofi Option to additional vaccine targets and negotiate and enter into a royalty bearing license for the commercial use of VBI’s LPV technology to one or more additional targets outside the Sanofi Field, so long as VBI Cda does not have a program to develop vaccines against the applicable target(s), or is restricted by licenses granted to third parties. In consideration of VBI Cda granting the Sanofi Option and in partial acknowledgment of the past research and development costs incurred by VBI Cda in its development efforts, Sanofi (A) paid cash consideration to VBI Cda upon execution of the Sanofi Agreement and (B) will reimburse VBI Cda on a monthly basis for costs associated with research and development work, including internal and external expenses and costs associated with production of the Sanofi Project Vaccine, such as biological materials (subject to pre-approval by Sanofi), up to a maximum amount. The Sanofi Agreement may be terminated (i) by either party in the event the other party has materially breached or defaulted in the performance of any of its obligations under the Sanofi Agreement, and such default has continued for 90 days after written notice thereof was provided to the breaching party by the non-breaching party, with the termination becoming effective at the end of such 90 day period unless the breaching party has cured any such breach or default prior to the expiration of the 90 day period; (ii) if involuntary proceedings against a party are instituted in bankruptcy under any insolvency law, or a receiver or custodian is appointed for such party, or proceedings are instituted against such party for corporate reorganization or the dissolution of such party, which proceedings, if involuntary, shall not have been dismissed within 60 days after the date of filing, or if such party makes an assignment for the benefit of creditors, or substantially all of the assets of such party are seized or attached and not released within 60 days thereafter, the other party may immediately terminate the Sanofi Agreement effective upon notice of such termination; (iii) by Sanofi during the Sanofi Project Period, as defined in the Sanofi Agreement, at any time with 45 days written notice to VBI Cda; and (iv) by Sanofi at any time during the Sanofi Option Period, as defined in the Sanofi Agreement. VBI Cda is nearing completion of Stage 2 of the defined research plan included in the Sanofi Agreement.

IRAP

VBI Cda has been the recipient of funding from Industry Canada’s Industrial Research Assistance Program (“IRAP”). On April 15, 2013 VBI entered into a contribution agreement which provided VBI Cda with access to $499,000 CAD to further the specific objectives of its CMV research program. The project was successfully completed at the end of the second quarter of 2014. VBI has received $0 and $273,560 in funding from this IRAP grant during the years ended December 31, 2015 and 2014, respectively.

On September 8, 2015, VBI announced that VBI Cda had been awarded up to $350,000 CAD in grant funding by the IRAP to apply VBI’s eVLP Platform in the development of a respiratory syncytial virus vaccine candidate. VBI has received $40,612 and $0 from this IRAP grant during the years ended December 31, 2015 and 2014, respectively.

NRC

The National Research Council of Canada, or NRC, has assisted VBI Cda in the completion of in-vivo research studies and in the development of manufacturing methods for its eVLP-based CMV vaccine. VBI has paid NRC $163,050 and $208,375 for R&D services during the years ended December 31, 2015 and 2014, respectively.

Columbia University’ Brain Tumor Center

On October 8, 2015, VBI announced that it has applied its eVLP Platform in the development of a novel therapeutic vaccine candidate for Glioblastoma or GBM with Columbia University’s Brain Tumor Center. VBI has not made any payments under this collaboration and the related materials transfer agreement.

GlaxoSmithKline

On February 8, 2016, VBI Cda entered into an Evaluation and Option Agreement (the “GSK Agreement”) with GlaxoSmithKline Biologicals SA, a company registered in Belgium (“GSK”). Certain provisions of the GSK Agreement have not been publicly disclosed pending the SEC’s review of a Confidential Treatment Request submitted by the Company on February 9, 2016. The purpose of the GSK Agreement is to allow GSK to evaluate the feasibility of using VBI Cda’s LPV™ technology and expertise to formulate a vaccine candidate using GSK’s technology (the “GSK Evaluation”). The term of the GSK Agreement begins on the Effective Date, which is defined as February 8, 2016, and unless earlier terminated or mutually extended in writing, the GSK Agreement will expire upon the expiration or termination of the GSK Option (defined below) or, in the event that the GSK Option is timely exercised, until a sponsored collaboration agreement or a license agreement is executed by the parties. VBI Cda granted to GSK an option (the “GSK Option”) to negotiate and enter into either (i) a collaboration and option agreement in the field (the “GSK Field”), that will include an exclusive option for GSK to be granted a worldwide exclusive license with the right to grant sublicenses to the Company’s LPV technology in the Field (a “Sponsored Collaboration and Option Agreement”); or move directly to (ii) an exclusive, worldwide license with the right to grant sublicenses to the Company’s LPV technology in the Field (a “License Agreement”). The term of the GSK Option will continue for a period following the completion of the GSK Evaluation. In the event the GSK Option is exercised, a Sponsored Collaboration and Option Agreement or License Agreement shall be executed following the date the GSK Option was exercised (the “GSK Negotiation Period”). In the event that GSK elects to exercise the GSK Option, but no agreement is executed during the GSK Negotiation Period, VBI Cda will not make an offer within the GSK Field on more favorable terms than the terms offered by GSK to any third party for a period of 6 months starting from the end of the negotiations, without first offering GSK the same terms to be offered to the third party. In consideration of VBI Cda granting the GSK Option and the GSK Evaluation to be conducted pursuant to the GSK Agreement, GSK paid to VBI Cda certain fees upon execution of the GSK Agreement. The GSK Agreement may be terminated (i) by either party, in the event the other party has breached the terms and conditions of the GSK Agreement, and such breach has continued for 30 days after written notice thereof was provided to the breaching party by the non-breaching party, by providing written notice of termination to the breaching party and (ii) by GSK at any time if it decides not to continue the GSK Evaluation, by sending a written notice of termination to VBI Cda and returning any remaining materials provided to GSK by VBI Cda in connection with the GSK Evaluation. The GSK Agreement also includes certain representations and warranties made by each party and confidentiality provisions.

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

The Company is currently completing technology transfer for vaccine GMP manufacturing and/or out-licensing to Paragon Bioservices Inc., a third party GMP subcontract manufacturer.

eVLP Vaccine Platform:

On August 11, 2011, VBI Cda acquired the eVLP vaccine technology through the acquisition of ePixis. The eVLP vaccine technology allows for the expression of envelope glyco-proteins within a lipid-bilayer membrane of a virus like particle (“VLP”). The technology enables the synthetic manufacture of an “enveloped” virus like particle, or “eVLP”. Many viruses are “enveloped” in that they are surrounded by a lipid bilayer membrane. Such viruses display antigenic proteins in the surface of their “envelope” which can be targets for vaccine development. The ability to synthetically manufacture an ‘enveloped’ virus like particle is different from previously developed VLP technologies, which did not include the lipid bilayer membrane, and thus these technologies were unable to express antigenic proteins within an “envelope” as they occur in nature. In addition to the $450,000 initial payment for the technology and $75,000 in related transaction costs, VBI paid approximately $110,000 and $0 in milestone payments under the licensing agreement in the years ended December 31, 2015 and 2014, respectively.

VBI expects it will develop additional vaccine targets based on this platform, either through a partnership, or internally.

LPV Vaccine Platform:

Vaccines are typically sensitive to fluctuations in temperature that can degrade, destroy or inactivate the potency of a vaccine and introduce safety risks. As a consequence, 90% of vaccines are transported through a “cold-chain” of temperature controlled environments, transportation and storage. VBI’s Lipid Particle Vaccine technology, or “LPV”, is a vaccine formulation technology that enables the thermostabilization of vaccines through a proprietary formulation and freeze-drying process. The technology is constituted by three lipids, monopalmitoylglycerol (“MPG”), dihexadecyl phosphate (“DCP”) and cholesterol mixed in a proprietary ratio with vaccine antigen using a patented method. The resulting mixture is then lyophilized (freeze dried) and can be stored for extended periods of time outside of the cold-chain.

VBI has active collaborations with a number of vaccine innovators and manufacturers, including with Sanofi and GSK, two of the leading vaccine producers in the world.  Sanofi is currently evaluating VBI’s LPV technology with one of its lead vaccine assets.  Under the terms of the Sanofi Agreement, Sanofi can acquire certain rights to extend its use of the LPV technology to additional vaccine assets.  Recently, VBI also executed the GSK Agreement, which provides GSK with the rights to negotiate an exclusive license to the LPV technology for use within a defined Field.  Both agreements are described above in the Contractual Arrangements section.

In the normal course of our business, the Company assesses and considers potential acquisition, or collaboration opportunities to gain access to, technologies or assets that are adjacent to our core competencies of immunology and formulation development. VBI is currently exploring this technology through partnerships with other third-party collaborators.

Description of Operations

VBI is headquartered in Cambridge, MA, with its research facility in Ottawa, Ontario, Canada. The Cambridge headquarters allows VBI to leverage its location in a biotechnology hub, and provides VBI with access to experienced consultants and executive level talent. The Canadian research site benefits from its location in Canada’s National Capital Region, providing VBI with access to world-class research facilities at reasonable rates. This helps keep the unit cost of doing research lower compared to other locations in Canada or the U.S.

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

Competitors

VBI faces general market competition from several subsectors of the vaccine development field, including: (i) large, multinational pharmaceutical companies including Sanofi-Pasteur S.A., GlaxoSmithKline Inc. (“GSK”), Merck & Co., Inc. (“Merck”), and Pfizer, Inc., (ii) mid-size pharmaceutical companies and emerging biotechnology companies including Takeda Pharmaceutical Company Limited, Dynavax Technologies Corporation, Genocea Biosciences Inc., Mitsubishi Tanabe Pharma Corporation, Vical, Inc. and Redbiotec AG, and (iii) academic and not-for-profit vaccine researchers and developers including the National Institutes of Health, Butantan Institute and the Chemo-Sero Therapeutic Research Institute of Japan (Kaketsuken). The industry is typified by extensive collaboration, licensing and merger and acquisition activity despite the intense competition.

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

Suppliers, Contractors and Licenses

VBI is a development stage biotechnology company and depends on a number of key suppliers to continue its research operations. We have identified the following parties as key suppliers of reagents, technology or expertise which impact our development plans with our CMV vaccine candidate:

•

UPMC is the owner of the eVLP vaccine platform IP portfolio to which VBI has an exclusive license. Under the terms of a licensing agreement amended in 2011, VBI is required to pay royalties for successful products developed using the IP for as long as claims remain valid in a given jurisdiction. This patent portfolio has claims that are expected to remain valid until 2022, after which time VBI is no longer obligated to compensate UPMC for development of vaccines based on the UPMC IP portfolio. After that time, the remaining patent protection of the CMV vaccine will be based on patent applications filed by VBI, which if granted, would provide patent protection extending until 2032. There can be no assurance that any such patent applications will be granted or, if granted, be enforceable, and they may be amended to reduce the scope of patent claims.

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

•

Paragon Bioservices Inc. (Paragon) is a GMP subcontract manufacturer of biologic products. VBI has engaged Paragon Bioservices Inc. to manufacture VBI’s proprietary CMV vaccine for Phase I clinical trials. Preparation for GMP manufacture of clinical trial materials requires multiple small scale batches leading to larger scale production as well as the development of purification methods and quality control specifications for the release of the clinical trial batches. The preparatory work leading up to the first clinical batches is often referred to as “Tech Transfer” as knowledge, trade secret and other intellectual property from VBI and the NRC is required by Paragon to complete the process. The timelines related to this work are critical determinants in VBI meeting its anticipated Phase I start date.

•

ITR Laboratories Canada Inc. (“ITR”) is a Good Laboratory Practices (“GLP”) Toxicology Vendor which specializes in preclinical safety studies in animals. Following a competitive bidding process, including quality control audits, VBI engaged ITR to complete VBI’s preclinical toxicology (safety) trial in animals.

•

Key Reagent Suppliers: VBI’s CMV vaccine characterization and release assays each require specialized reagents. Once clinical development begins, VBI must ensure consistency and reliability of each reagent in its key quality control and release assays. Many of these reagents are being produced by, and therefore are in the control of, VBI. Several key reagents including reference proteins and growth media are provided by third parties and can impact preclinical and clinical Phase I start timelines. VBI has secured sufficient quantities of third party reference proteins and is working with its vendor, Paragon, to secure sufficient growth media for Phase I clinical trial supply. Supply of these key reagents remains a risk. See “Risk Factors” on page 14.

Employees

VBI currently has a total of 22 full-time and 2 term or part-time employees. The VBI Cda research site employs 16 full-time and 2 term or part-time employees. The remaining 6 full-time employees work out of the headquarters in Cambridge, MA.

Facilities and Offices

VBI’s headquarters is located at 222 Third Street, Suite 2241, Cambridge, MA, 02142. VBI Cda is the primary research facility of VBI, located in Ottawa, Ontario, Canada.

VBI rents office and research facility space under two operating leases. VBI Cda’s research facility, which is comprised of approximately 6,470 square feet of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation. The term of the sub-sublease extends to December 31, 2017. VBI Cda has the right to extend the term for two periods of three years each by providing Iogen Corporation with no more than 12 months and no less than 6 months’ notice of its intension to extend the term. VBI Cda has a right to terminate the sub-sublease after one year by providing no less than 6 months’ notice to Iogen Corporation, while Iogen Corporation has the right to terminate the sub-sublease after the second year by providing no less than 6 months’ notice to VBI Cda. The base rent for the premises was $5,191 CAD per month until August 31, 2015 (although during that period VBI Cda was not required to pay base rent with respect to 2,177 square feet of the premises) and is currently $7,821.54 CAD per month through the end of the initial term. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed $18 CAD per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of $18,800 CAD which Iogen Corporation will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation. VBI’s headquarters, which is comprised of approximately 2,359 square feet of office space, is held pursuant to a lease agreement that was entered into on May 31, 2012 with American Twine Limited Partnership, or ATLP. The lease has been amended four times since it was entered into for the purpose of revising the length of the term and providing for a new base rent. Pursuant to the fourth amendment, which was entered into on May 1, 2014, the lease term was extended to April 30, 2017. The monthly base rent for the premises totals $9,829.16 for the first year, $10,025 for the second year and $10,222.33 for the third year. Aside from the base rent, VBI is responsible for the payment of additional rent, including VBI’s pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease. Six months following the first anniversary of the date of the fourth amendment and so long as VBI is not in breach of the terms of the lease, either ATLP or VBI may terminate the lease upon 60 days’ notice. Pursuant to these leases, VBI has made or will make minimum annual payments of approximately $266,100 in 2016 and $185,100 in 2017. VBI believes that the office and research facilities are suitable and adequate for its current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

Research and Development

VBI heavily invests in research and development (“R&D”). R&D expenses were $7.1 million for the year ended December 31, 2015 and $3.2 million in 2014. All R&D was funded by equity, term loan or convertible note financings or government grants and refundable R&D tax credits. VBI’s most significant R&D expense has been, and is expected to continue to be, related mainly to the Company’s development of a CMV vaccine candidate and the related eVLP platform. Such R&D expenses are expected to increase significantly as the vaccine moves into the clinical development stage and explores other vaccine opportunities and/or collaborations.

In 2014 and 2015, VBI’s top R&D priority was the advancement of its CMV vaccine candidate into formal preclinical development and GMP manufacturing. VBI’s CMV vaccine candidate was designed internally, and its manufacturing and purification processes were designed by the NRC in collaboration with VBI staff. Such processes and internal knowledge were transferred to VBI’s selected GMP manufacturer, Paragon, and required significant project management expertise and confirmatory R&D studies throughout 2014. In 2015, VBI engaged a contract research organization, ITR Laboratories Canada Inc., to complete GLP toxicology trials to confirm the safety of the CMV vaccine candidate in animals. These animal trials were completed in the third quarter of 2015.

Following the completion of GLP toxicology trials, VBI will submit its Investigational New Drug Application (“IND”) to the appropriate regulatory agency for review and consent to begin Phase I clinical trials. Phase I clinical trials are expected to include between 100 and 125 healthy adult volunteers and are expected to be completed during 2017. VBI expects the trial to be completed as a multi-center trial at locations in North America. Volunteers are expected to be healthy CMV-negative female and male adults who will be randomized across the experimental and control groups.

The clinical trial is expected to be approximately 20 months in duration and expected to start in the first half of 2016.

The primary objectives or “endpoints” of the trial are safety and tolerability of the CMV vaccine candidate and secondary endpoints will include anti-CMV antibody binding titers and neutralizing antibody responses.

As previously described, VBI expects to make additional R&D investments in its LPV platform.

Intellectual Property

VBI’s IP portfolio, includes 31 patent families consisting of 140 fully owned or exclusively licensed allowed patents and patent applications, which include 56 issued patents and 84 pending patent applications. The highlights of VBI’s patent portfolio include:

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

•

LPV vaccine related IP: VBI owns six patent families which protect its LPV technology platform. These patents include the method for manufacturing an LPV so as to confer thermostability, the proprietary ratios of excipients and antigens that are required to give rise to a thermostable formulation, and specific parameters required to confer thermostability to several distinct classes of vaccine antigens and biologic proteins.

VBI has a process of continuously monitoring the competitive landscape for infectious disease vaccines to better understand the research, business and patent activities of its academic and industrial competitors.  This process helps management to understand the competitive positioning of the lead CMV project. This knowledge has informed and shaped our patent portfolio, which is designed to protect VBI’s proprietary vaccine technologies and establish a defense against third-party infringement claims.  Our earliest filed patent applications (14 of which have now been issued) have a patent term that extends to 2022. Our earliest filed licensed patent applications (7 of which have now been issued) have a patent term that extends to 2017. Our most recently filed applications (if granted) will have a patent term that extends to 2035.

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

Data from the clinical trials, together with preclinical data and other supporting information that establishes a vaccine drug candidate’s safety, are submitted to the FDA in the form of a BLA NDA or BLA NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the BLA NDA. If deemed complete, FDA will “file” the NDA, thereby triggering substantive review of the application. FDA may refuse to file any BLA NDA that it deems incomplete or not properly reviewable. FDA has established internal substantive review goals of six months for priority BLA NDAs (for vaccines or drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular BLA NDAs. However, these are agency proposed time frames, and so FDA is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the BLA NDA can be approved. FDA’s review of a BLA NDA may involve review and recommendations by an independent FDA advisory committee. FDA may deny approval of a BLA NDA or BLA NDA supplement if the applicable regulatory criteria are not satisfied, or FDA may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, FDA may ultimately decide the BLA NDA or BLA NDA supplement does not satisfy its criteria for approval.

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

To the extent a Section 505(b)(2) applicant is relying on existing information for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that either: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is valid or will not be infringed by the new product. If the applicant does not challenge the unexpired listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.

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

VBI recently held pre-IND and pre-clinical trial application meetings with FDA and Health Canada, respectively, to review its plans for GLP toxicology and manufacture, and release of the clinical trial supply of its CMV vaccine candidate. Both agencies were satisfied with VBI’s proposed preclinical development plan and feedback did not impact anticipated timelines to begin Phase I clinical trials. VBI anticipates the Phase I interim readout, which is post second vaccination, will be available in the first half of 2017. Earlier forecasts had anticipated the interim readout in the second half of 2016.

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

Risks Related to VBI's Business

VBI’s business is not currently profitable, and it may not be able to achieve profitability even if it is able to generate significant revenue.

VBI’s income generating activities have been limited to R&D services pursuant to a research collaboration and certain governmental research and development grants. No revenues have been recorded from the sale of products in connection with VBI’s planned principal business activity. VBI has also incurred significant net losses and negative operating cash flows since inception. As of December 31, 2015, VBI had an accumulated deficit of approximately $83.4 million and stockholders’ equity of approximately $4.2 million.

VBI expects to advance its first product candidate into Phase I clinical trials during the first half of 2016. VBI will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. VBI cannot predict if and when it will achieve profitability. VBI’s failure to achieve and sustain profitability could negatively impact the market price of its common stock and may require it to seek additional financing for its business.

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

VBI’s vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of VBI products. Commercialization of VBI vaccines could fail for a variety of reasons, and include the possibility that:

•

VBI’s “enveloped” virus like particle, which we refer to as eVLP vaccine technologies, any or all of the products based on such technologies or VBI’s proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

•

VBI’s thermostable Lipid Particle Vaccine, which we refer to as LPV vaccine technologies, any or all of the products based on such technologies or VBI’s proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or commercial viability;

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

The development, manufacture and marketing of VBI’s pharmaceutical and biological products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, VBI must complete rigorous pre-clinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product in each country. None of VBI’s vaccine candidates have yet gained regulatory approval in the United States or elsewhere. VBI also has a vaccine candidate about to enter a Phase I clinical trial and others in pre-clinical laboratory or animal studies.

The steps required by the FDA before VBI’s proposed investigational products may be marketed in the United States include:

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

The above steps and processes are expensive and can take many years to complete, and VBI may not be able to demonstrate the safety and efficacy of its vaccine candidates to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of VBI’s control. Safety concerns may emerge that could lengthen the ongoing clinical trials or require additional clinical trials to be conducted. Promising results in early clinical trials may not be replicated in subsequent clinical trials. Regulatory authorities may also require additional testing, and VBI may be required to demonstrate that its proposed products represent an improved form of treatment over existing therapies, which it may be unable to do without conducting further clinical trials.

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

VBI is dependent on third-party research organizations to conduct some of its laboratory testing, clinical trials and manufacturing activities. If VBI is unable to obtain any necessary services on acceptable terms, it may not complete its product development efforts in a timely manner. VBI may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing or manufacturing activities on schedule, within acceptable product specifications, within budget, or when VBI requests. VBI may not be able to secure and maintain suitable research organizations to conduct its laboratory testing, clinical trials and manufacturing activities. VBI has not manufactured any of its vaccine candidates at a commercial level and may need to identify additional third-party manufacturers to scale-up and manufacture its products.

VBI is responsible for confirming that each of its clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, FDA and foreign regulatory agencies require VBI to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that clinical trial participants are adequately protected. The FDA and foreign regulatory agencies also require VBI to comply with GMP requirements. VBI’s reliance on third parties does not relieve it of these responsibilities and requirements. These third parties may not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines. In addition, these third parties may need to be replaced or the quality or accuracy of the data they obtain may be compromised or the product they manufacture may be contaminated due to the failure to adhere to VBI’s clinical and manufacturing protocols, regulatory requirements or for other reasons. In any such event, VBI’s pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and VBI may not be able to obtain regulatory approval of, or commercially manufacture, its vaccine candidates.

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

The near and long-term viability of VBI’s vaccine candidates will depend, in part, on its ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of VBI’s financial, regulatory or intellectual property position or based on their internal pipeline; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, the ability of VBI’s products to address these areas, or other reasons beyond VBI’s expectations or control. If VBI fails to establish a sufficient number of collaborations or government relationships on acceptable terms, it may not be able to commercialize its vaccine candidates or generate sufficient revenue to fund further research and development efforts.

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

VBI’s collaborators will be subject to the same regulatory approval of their manufacturing facilities and processes as VBI. Before VBI could begin commercial manufacturing of any of its vaccine candidates, it and its collaborators must pass a pre-approval inspection as a condition of FDA approval and comply with the FDA’s current GMP requirements. If VBI’s collaborators fail to comply with these requirements, its vaccine candidates would not be approved. If its collaborators fail to comply with these requirements after approval, VBI would be subject to possible regulatory action and may be limited in the jurisdictions in which it is permitted to sell its products and the resources with which it may produce its products.

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

VBI’s success in large part depends on its ability to maintain the proprietary nature of its technology and other trade secrets. To do so, VBI must, at significant cost, prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. VBI also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe its rights. VBI currently has rights to approximately 140 patents and corresponding foreign patents and patent applications covering its technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions.

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

VBI expects it will need to license intellectual property from third parties in the future and that these licenses will be material to its business. VBI will not own the patents or patent applications that underlie these licenses, and may not control the enforcement of these patents. VBI may need to rely upon its licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

VBI’s license agreement with Universite Pierre et Marie Curie, referred to as UPMC, which gives UPMC exclusive rights to a family of patents and patent applications that are expected to expire in 2022, covers eVLP technology for use in human vaccines. These applications are very significant to VBI’s business. Once expired, VBI may be open to competitive eVLP-like products and others may gain VBI’s proprietary position in the development of new products based on the eVLP platform.

If patent laws or the interpretation of patent laws change, VBI’s competitors may be able to develop and commercialize its discoveries.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biopharmaceutical products and processes in the United States and other important markets outside the U.S., such as Europe, China and Japan. As such, these foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. Litigation or administrative proceedings may be necessary to determine the validity and scope of certain of VBI’s and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force VBI to do one or more of the following: cease selling or using any of its products that incorporate the challenged intellectual property, which would adversely affect its revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign its products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use VBI’s discoveries or develop and commercialize its products. VBI cannot provide assurance that the patents it obtains or the unpatented technology it holds will afford it significant commercial protection.

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

VBI has limited experience in conducting and managing the pre-clinical studies and clinical trials necessary to obtain regulatory marketing approvals. VBI may not be permitted to continue clinical trials or to commence additional clinical trials. VBI also faces the risk that the results of its clinical trials may be inconsistent with the results obtained in pre-clinical studies or clinical trials of similar products or that the results obtained in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical and product development industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing.

Regulatory agencies may require VBI or its collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, VBI or its collaborators may be unable to submit applications to regulatory agencies within the time frame it currently expects. Once submitted, applications must be approved by various regulatory agencies before VBI or its collaborators may commercialize the product described in the application. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which changes(s) could affect the cost of such clinical trials. Any unanticipated costs or delays in VBI’s clinical trials could delay its ability to generate revenue and may significantly harm its financial condition and results of operations.

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

In particular, there are significant challenges to obtaining regulatory approval for cytomegalovirus, which we refer to as CMV, vaccines developed for the target market (pre-pregnant women) due to the relatively low tolerance for risk to these populations. The risk-benefit analysis undertaken by the FDA and other regulators will be high relative to other vaccines and biologic products.

If VBI’s vaccine candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, its business, financial condition and results of operations would be materially and adversely affected.

If reforms in the health care industry make third-party payer reimbursement for VBI’s potential products less likely, the market for VBI’s potential products will be reduced, and it could lose potential sources of revenue.

VBI’s success may depend, in part, on the extent to which reimbursement for the costs of vaccines will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar or more restrictive federal or state health care legislation may be adopted in the future and so any products that VBI or its collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for VBI to establish and maintain price levels that are sufficient for realization of an appropriate return on its investment in product development. Moreover, the existence or threat of cost control measures could cause VBI’s corporate collaborators to be less willing or able to pursue R&D programs related to its vaccine candidates.

Risks Related to VBI’s Capital Requirements and Financings

If VBI is unable to comply with certain financial and operating restrictions in its existing credit facility, it may be limited in its business activities and access to credit or may default under its credit facilities.

Pursuant to its existing credit facility, all of the assets of VBI and its subsidiaries, other than excluded and future projects, are secured with its senior lender.  As of December 31, 2015, VBI owed approximately $2.7 million under its initial term loan.  Provisions in its credit facility impose restrictions or require prior approval on VBI’s ability, and the ability of certain of its subsidiaries to, among other things:

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

The credit facility also contains other customary covenants, including covenants that require VBI to meet specified financial ratios and financial tests. VBI may not be able to comply with these covenants in the future. VBI’s failure to comply with these covenants may result in the declaration of an event of default and cause it to be unable to borrow under its credit facility. In addition to preventing additional borrowings under this agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement, which would require VBI to pay all amounts outstanding.  If the maturity of VBI’s indebtedness is accelerated, it may not have sufficient funds available for repayment or it may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to it or at all.  VBI’s failure to repay its indebtedness would result in its senior lender foreclosing on all or a portion of its assets and force it to curtail or cease its operations.

Any acquisitions that VBI makes could disrupt its business and harm its financial condition.

VBI expects to evaluate potential strategic acquisitions of complementary businesses, products or technologies. VBI may also consider joint ventures and other collaborative projects. VBI may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from VBI’s core business and disrupt its operations. VBI has limited experience with acquiring companies or products. If it decides to expand its product offerings beyond vaccine technologies, VBI may spend time and money on projects that do not increase its revenue. While VBI from time to time evaluates potential collaborative projects and acquisitions of businesses, products and technologies, and anticipates continuing to make these evaluations, except for the Proposed Merger with SciVac, VBI has no other present understandings, commitments or agreements with respect to any acquisitions.

VBI will likely need additional financing to continue its operations. If VBI is unable to obtain additional financing on acceptable terms, it may have to curtail or cease its development plans and operations.

Since the incorporation of VBI’s wholly owned subsidiary, Variation Biotechnologies (US), Inc., which we refer to as VBI (US), in 2006 to December 31, 2015, we have received $73.8 million in total equity and debt financing. VBI’s income generating activities have been limited to R&D services pursuant to a research collaboration and certain governmental R&D grants. No revenues have been recorded from the sale of products in connection with VBI’s planned principal business activity. In addition, VBI has incurred significant net losses and negative operating cash flows since inception. As of December 31, 2015, VBI had an accumulated deficit of approximately $83.4 million and stockholders’ equity of approximately $4.2 million. VBI’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the R&D of its products, to bring about their successful commercial release, if approved, to generate revenue and, ultimately, attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find attractive. VBI faces substantial demand on its cash resources to fund operations and its growth plans in the future.

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

Due to the volatility of the market for our common stock, the market price for the shares may be significantly affected by factors such as variations in quarterly and yearly operating results, whether the current trend to reject vaccines as a means for preventing disease continues to grow, or changes in state or federal regulations affecting us and our industry.  Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies.  Such broad market fluctuations may adversely affect the market price of our common stock.

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

Management of VBI is within the control of the board of directors and the officers. Investors should not purchase VBI common stock unless they are willing to entrust management of VBI to these individuals.

All decisions with respect to the management of VBI will be made by its board of directors and its officers, who, prior to the Proposed Merger with SciVac and as of February 19, 2016, beneficially own approximately 50.4% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.  Therefore, management will retain significant influence in electing a majority of the board of directors who shall, in turn, have the power to appoint the officers of VBI and to determine the direction, objectives and policies of VBI including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of VBI; the merger or consolidation of VBI with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of its business and/or acquisitions; the filing of registration statements with the SEC for offerings of its capital stock; and transactions that may cause or prevent a change in control of VBI or its winding up and dissolution.  Accordingly, no investor should purchase VBI common stock unless such investor is willing to entrust all aspects of the management of VBI to such individuals.

As of December 31, 2015, we had options for the purchase of 4,045,239 shares of our common stock outstanding and we may grant additional options in the future to employees, officers, directors, independent contractors and agents. Sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of December 31, 2015, we had outstanding options for the purchase of 4,045,239 shares of common stock.  Of this amount, options for the purchase of 261,830 shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  If our stock price rises, the holders may exercise their options and sell a large number of shares.  This could cause the market price of our common stock to decline.

Shares of our common stock eligible for future sale may adversely affect the market for our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year).  Of the 25,498,130 shares of our common stock outstanding as of February 19, 2016, approximately 12,547,426 shares are held by “non-affiliates” and, of that amount, 3,443,993 will be freely tradable without restriction pursuant to Rule 144.

Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

VBI Common Stock Was the Subject of a Temporary NASDAQ Trading Suspension; Continued Listing of VBI’s Common Stock Requires VBI’s Compliance with the Continued Listing Requirements of NASDAQ.

On November 21, 2013, NASDAQ suspended trading of the common stock of Paulson Capital (Delaware) Corp. (“Paulson”), which was later renamed VBI Vaccines, Inc. upon consummation of the PLCC Merger. The trading suspension resulted from Paulson’s alleged non-compliance with NASDAQ’s listing rules. Following correspondence between Paulson and NASDAQ and provision by Paulson of requested materials related to its plans for regaining compliance, NASDAQ resumed trading of Paulson’s common stock on January 8, 2014. NASDAQ subsequently completed a listing review of Paulson’s common stock, which, following a hearing on February 6, 2014, resulted in NASDAQ’s determination to grant continued listing. Following the successful outcome of the listing review and as a result of the subsequent closing of the PLCC Merger, VBI believes that this past trading suspension represents no present risk to VBI investors. VBI has since been, and believes it will continue to be, in full compliance with NASDAQ’s continued listing requirements. However, if VBI were to cease to be in compliance with NASDAQ’s continued listing requirements for any reason in the future, and were unable to regain compliance within the time period required by NASDAQ, then NASDAQ could suspend or terminate the listing of VBI’s common stock, which would have an adverse effect on investors’ ability to liquidate their investments in VBI.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

VBI rents office and research facility space under two operating leases. VBI Cda’s research facility, which is comprised of approximately 6,470 square feet of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation. The term of the sub-sublease extends to December 31, 2017. VBI Cda has the right to extend the term for two periods of three years each by providing Iogen Corporation with no more than 12 months and no less than 6 months’ notice of its intension to extend the term. VBI Cda has a right to terminate the sub-sublease after one year by providing no less than 6 months’ notice to Iogen Corporation, while Iogen Corporation has the right to terminate the sub-sublease after the second year by providing no less than 6 months’ notice to VBI Cda. The base rent for the premises was $5,191 CAD per month until August 31, 2015 (although during that period VBI Cda was not required to pay base rent with respect to 2,177 square feet of the premises) and is currently $7,821.54 CAD per month through the end of the initial term. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed $18 CAD per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of $18,800 CAD which Iogen Corporation will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation. VBI’s headquarters, which is comprised of approximately 2,359 square feet of office space, is held pursuant to a lease agreement that was entered into on May 31, 2012 with American Twine Limited Partnership, or ATLP. The lease has been amended four times since it was entered into for the purpose of revising the length of the term and providing for a new base rent. Pursuant to the fourth amendment, which was entered into on May 1, 2014, the lease term was extended to April 30, 2017. The monthly base rent for the premises totals $9,829.16 for the first year, $10,025 for the second year and $10,222.33 for the third year. Aside from the base rent, VBI is responsible for the payment of additional rent, including VBI’s pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease. Six months following the first anniversary of the date of the fourth amendment and so long as VBI is not in breach of the terms of the lease, either ATLP or VBI may terminate the lease upon 60 days’ notice. Pursuant to these leases, VBI has made or will make minimum annual payments of approximately $266,100 in 2016 and $185,100 in 2017. VBI believes that the office and research facilities are suitable and adequate for its current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

ITEM 3: LEGAL PROCEEDINGS

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, as amended on February 11, 2015 and March 25, 2015, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. The plaintiff has asked that the Court declare the action as a class action and certify the plaintiff as the class representative, for compensatory or recissory damages, for costs and expenses and for other equitable relief as the Court deems just and proper. The Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “VBIV” on the NASDAQ Capital Market, but is not actively traded. The table below presents the range of high and low sales prices of our common stock for each quarter in the two years ended December 31, 2015 and 2014.

High and low sales prices
Year Ended December 31, 2015	High	Low
Quarter 1	$3.28	$2.60
Quarter 2	3.25	2.38
Quarter 3	3.25	2.35
Quarter 4	2.85	2.27

Year Ended December 31, 2014(1)	High	Low
Quarter 1*	$5.70	$3.50
Quarter 2	6.35	3.85
Quarter 3	5.67	2.92
Quarter 4	3.51	2.02

(1)	As adjusted to reflect the 1:5 reverse effected by the Company on July 25, 2014.

* The Company's common stock was suspended from trading on The NASDAQ Capital Market from November 21, 2013 until January 8, 2014 while the Company was subject to a listing review. On February 19, 2014, the NASDAQ Listing Qualifications Panel granted the Company's request for continued listing of our common stock on The NASDAQ Capital Market.

As of February 19, 2016 VBI had approximately 140 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The name, address and telephone number of our stock transfer agent is Equity Stock Transfer, Inc., 237 W 37th St., Suite 601, New York, NY, 10018, (917) 746-4595.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plans, and designates the number of options, exercise price and vesting period of the new options.

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of common stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At December 31, 2014, there were no stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. At December 31, 2015, the maximum number of stock options issuable under the plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the PLCC Merger as described in Note 1 to our financial statements and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee, but the 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan.

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) reserved 300,000 shares of common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others. On June 19, 2013, the Board granted 60,000 options to purchase shares of common stock at a purchase price equal to the closing price of stock on that date, subject to the adoption of the 2013 Plan by the Company’s shareholders. The 2013 Plan was approved by the shareholders on November 8, 2013. On March 19, 2014, the Board granted 204,000 common shares to officers and directors under the 2013 Plan, which was recorded as commissions and salaries expense based on the closing price of stock on that date. On April 10, 2014, the Board granted an additional 36,000 common shares to officers and directors under the same terms as the March 2014 grant. The transaction is not reflected in the Consolidated Statement of Stockholders’ Equity due to the restatement of the information related to the PLCC Merger.

2014 Equity Incentive Plan

On May 1, 2014, the Board adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain directors, management, consultants and others in order to promote the success of the Company following the PLCC Merger by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders on July 14, 2014.

The 2014 Plan initially reserved 815,688 shares of the Company’s common stock for issuance (the "Share Reserve"). On the first day of each fiscal year during the period beginning in fiscal year 2014, and ending on the second day of fiscal year 2024, the Share Reserve shall be increased by an amount equal to the lesser of (i) 1,200,000 shares of the Company’s common stock or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (ii) 5% of the number of outstanding shares of the Company’s common stock on such date; and (iii) an amount determined by the Board. On April 22, 2015, the Board of Directors increased the Share Reserve by 1,000,638 shares and by a further 1,251,597 shares on January 26, 2016.

The table below provides information, as of December 31, 2015, regarding the 2006 Plan, the 2013 Plan and the 2014 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
2006 Plan, not approved by VBI US stockholders pre-PLCC Merger	2,624,368	$2.05	-
2013 Plan	8,871	$3.80	-
2014 Plan	1,412,000	$2.76	384,325
Total	4,045,239	$2.30	384,325

As of December 31, 2015, options to purchase up to 4,045,239 shares of common stock have been granted under the 2006 Plan, 2013 Plan and the 2014 Plan of which 1,604,571 shares are vested.

Recent Issuances of Unregistered Securities

Sales of the Company’s unregistered securities made during the period covered by this report have been previously disclosed by the Company.

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

Overview

VBI is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. We have developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, we have undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. In 2015, the Company prepared several batches of vaccine for a toxicology trial, in compliance with the Good Manufacturing Practices (“GMP”) enforced by the US Food and Drug Administration (“FDA”), for a Phase I clinical trial and for other regulatory purposes. In April 2015, we began the toxicology trial for our human CMV vaccine. The toxicology trial lasted approximately 6 months and provided data that will be used in regulatory submissions, along with other information, in order to obtain regulatory approval to proceed with the Phase I clinical trial in humans. The Company expects to advance its first product candidate into Phase I clinical trials during the first half of 2016.

In 2015, VBI raised $6,285,700 in equity financing to support its CMV vaccine program, to continue the advancement of its research programs and for other general corporate purposes. Since inception VBI, together with its wholly-owned subsidiary, Variation Biotechnologies (US), Inc. (“VBI US”), has raised approximately $73.8 million in total equity and debt financing for those purposes.

VBI’s income generating activities have been limited to R&D services pursuant to a research collaboration and certain governmental research and development grants. No revenues have been recorded from the sale of products in connection with VBI’s planned principal business activity. VBI has also incurred significant net losses and negative operating cash flows since inception. As of December 31, 2015, VBI had an accumulated deficit of approximately $83.4 million and stockholders’ equity of approximately $4.2 million.  Our ability to maintain our status as an operating company is dependent upon obtaining adequate cash to finance our overhead and research and development activities. We plan to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Proposed SciVac Merger

On October 26, 2015, the Company, SciVac, and the Sub, entered into the SciVac Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of SciVac (the “Proposed Merger”). The SciVac Merger Agreement initially contemplated the closing of public or private equity financing with aggregate gross proceeds of at least $25 million (the “Capital Raising Transaction”) contemporaneously with the SciVac Merger and includes various closing conditions standard to transactions of this nature. The transaction is expected to close during the first quarter of 2016, or as soon as possible thereafter, and is not expected to have a significant impact on the current research operations of the Company.

On December 17, 2015, the Company entered into the SciVac Amendment, which (i) removes the Capital Raising Transaction as a condition to the closing of the Proposed Merger, and (ii) provides that Scott Requadt will become a director of SciVac (renamed VBI Vaccines Inc.) upon the closing of the Proposed Merger, instead of Michael Steinmetz.

Our income generating activities have been limited to research and development services pursuant to certain governmental research and development grants. No revenues have been recorded from the sale of products in connection with our planned principal business activity.

We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $13.9 million for the year ended December 31, 2015. Our accumulated deficit as of December 31, 2015 was $83.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our pre-clinical-stage product candidate, CMV. These include expenses related to:

•	continuing the research and development of our product candidates;
•	scaling-up manufacturing capabilities through sub-contractors to commercialize products and dose forms for which we may obtain regulatory approval;
•	conducting human proof-of-concept clinical trials with our initial targeted vaccine;
•	maintaining, expanding and protecting our intellectual property portfolio;
•	hiring additional clinical, manufacturing, and scientific personnel or contractors; and
•	adding operational, financial and management information systems and human resources support, including additional personnel, to support our vaccine development.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market.

To date, we have financed our operations through sales of our common and preferred stock, loans from financial institutions and affiliates, income received from government research and development grants, and investment tax credits. In 2015, VBI raised $6,285,700 in equity financing. We believe these proceeds will be sufficient to fund our activities, including capital expenditure requirements, into 2016. We expect, however, that we will need to secure additional financing in the future to carry out all of our planned R&D activities with respect to the development of the CMV vaccine.

PLCC Merger

See the description of the PLCC Merger in Item 1 above.

Plan of Operation

We are a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. In April 2015, the Company began the toxicology trial for our human CMV vaccine. The toxicology trial lasted approximately 6 months and provided data that will be used in regulatory submissions, along with other information, in order to obtain regulatory approval to proceed with the Phase I clinical trial in humans. The Company expects to advance its first product candidate into Phase I clinical trials during the first half of 2016.

All costs incurred to date by the Company have directly or indirectly contributed to the advancement of these projects. The Company has not deferred or capitalized any costs related to any of these projects.

VBI continues to explore business development opportunities leveraging its eVLP and thermostable LPV vaccine platforms and its talented researchers with potential third-party partners.

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

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

Income generating activities have been limited to research and development services pursuant to a collaboration agreement and certain governmental research and development grants, which have been netted against the related R&D expenses as described below. To date, no revenues have been recorded from the sale of products from the Company’s principal business activity.

Research and Development

Research and development expenses increased by $3.9 million or 122%, to $7.1 million for the year ended December 31, 2015 (2014 - $3.2 million). The increases resulted primarily from increased spending on contract research and manufacturing services related to advancing the CMV vaccine and performance based compensation paid to the R&D personnel. The majority of the research and development expenses related to the development of our CMV vaccine while the remainder related to other vaccine opportunities and/or collaborations.

General and Administrative

General and administrative expenses decreased by $3.5 million or 35%, to $6.5 million for the year ended December 31, 2015 (2014 - $10.0 million). The decrease in general and administrative expenses was primarily due to the fact that the significant professional fees incurred in 2014 related to the PLCC Merger as well as non-cash expenses related to the issuance of shares to advisors and performance based compensation paid to the administrative personnel were not repeated in 2015.

Amortization of property and equipment and intangibles increased by $16,904, or 15%, from $115,641 for the year ended December 31, 2014 to $132,545 for year ended December 31, 2015 because the Company made acquisitions of long lived assets during 2015.

Interest Expense

Interest expense decreased by $0.6 million from $1.0 million for the year ended December 31, 2014 to $0.4 million for the year ended December 31, 2015. The decrease was due primarily to the waiver of repayment of the contractual interest coupon accrued on outstanding convertible promissory notes issued prior to December 31, 2014, by the holders of the notes, in favor of conversion. Immediately prior to the effective time of the PLCC Merger, all outstanding convertible promissory notes issued by VBI US were converted into shares of VBI common stock.

Foreign Exchange Loss (Gain)

The functional currency of the Company is the U.S. dollar. Transactions in foreign currencies are translated at the rate of exchange in effect at the transaction date. Any monetary assets or liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date, with the resulting foreign exchange gain or loss being recorded in the statement of operations. The foreign exchange gain of $41,117 for the year ended December 31, 2015 and a foreign exchange loss of $117,634 for the year ended December 31, 2014 is derived from the decrease in the foreign exchange rate of the Canadian dollar which was partially offset by the reduced level of intercompany balances during the third and fourth quarters of 2014.

The functional currency of VBI Cda is the Canadian dollar, or CAD. The accounts of VBI Cda are translated from its functional currency to U.S. dollars using the current rate method. Any gain or loss arising from translation is recorded to other comprehensive loss.

Net Loss

The net loss decreased by $0.5 million or 3%, from $14.4 million for the year ended December 31, 2014 to $13.9 million for the year ended December 31, 2015. During 2014, general and administrative expenses included a significant amount of costs related to the PLCC Merger which were not incurred in 2015, however, R&D expenses related to the development of the CMV vaccine and to other vaccine opportunities and/or collaborations were higher in 2015 as compared to 2014.

Liquidity and Capital Resources

Net cash used by Operating Activities

The Company incurred net losses of $13.9 million and $14.4 million in the years ended December 31, 2015 and 2014, respectively. The Company used $11 million and $8.2 million in cash for operating activities during the years ended December 31, 2015 and 2014, respectively. The increase in cash outflows is largely as a result of increased professional fees related to the PLCC Merger transaction as well as increased R&D expenses related to the advancement of the CMV vaccine.

The Company has incurred net losses and negative operating cash flows since inception. As of December 31, 2015, the Company had an accumulated deficit of $83.4 million and stockholders’ equity of $4.2 million.

Net cash provided by Investing Activities

During 2015, the Company acquired $77,765 of property and equipment which is $34,563 less than the $112,328 purchased in 2014. In 2015, the Company also paid a $108,069 milestone payment related a previously acquired patent compared to the $18,186 paid in 2014 to acquire unrelated intangibles.

As a result of the closing of the private equity financing in July 2014, approximately $0.8 million was returned from an escrow account during 2014.

Net cash received from Financing Activities

The Company’s financing activities decreased by $13.5 million, from $19.3 million for the year ended December 31, 2014 to $5.8 million for the year ended December 31, 2015. In 2015, the Company closed a private offering of its securities for gross proceeds of $6.3 million whereas in 2014 the Company closed two private offerings of its equity securities with gross proceeds of approximately $16.25 million and obtained a secured debt facility for up to $6.0 million, half of which was drawn down immediately. In addition, during the year ended December 31, 2014, VBI US received $1.5 million from certain investors which was converted into common and preferred shares contemporaneously with the PLCC Merger. These proceeds were offset by $0.6 million of deferred financing costs related to the issuance of $1.5 million in convertible notes and the $6 million debt facility and $0.8 million of share issuance costs.

Capital Sources

Management's Assessment of Liquidity

Prior to the PLCC Merger, VBI US’s capital sources consisted largely of the venture capital investors that participated in its initial Series A Preferred Shares equity financing and a series of convertible notes.

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

Capital Expenditures

The Company did not make significant capital purchases in the year ended December 31, 2015 or 2014. The decrease from $112,328 for the year ended December 31, 2014 to $77,765 for the year ended December 31, 2015 is primarily related to the purchase of additional R&D equipment. Going forward, the Company will be required to refresh some information technology equipment and to purchase additional R&D equipment.  In 2015, VBI also made a $108,069 milestone payment related to a previously acquired patent (2014 - $18,186).

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2015.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2015, there were no significant changes to our critical accounting policies, which are discussed in Note 2 to our Consolidated Financial Statements.

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

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Report on Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of December 31, 2015, our internal control over financial reporting is effective.

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

None.

PART III

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our directors and executive officers.  Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position

Jeff R. Baxter, FCMA	54	President and Chief Executive Officer, Director

David E. Anderson, Ph.D.	46	Chief Scientific Officer

Egidio Nascimento	49	Chief Financial Officer

Marc Kirchmeier, Ph.D.	53	Vice President, Formulations

T. Adam Buckley	40	Vice President, Business Development

Steven Gillis, Ph.D.	62	Chairman of the Board

Sam Chawla	41	Director

Trent D. Davis	48	Director

Michel De Wilde, Ph.D.	66	Director

Scott Requadt	48	Director

Alan P. Timmins	56	Director

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

Mr. Baxter’s professional achievements, including his management experience with GSK and his knowledge of finance, led us to the conclusion that he should serve as a director.

David E. Anderson, Ph.D. – Chief Scientific Officer

Dr. Anderson is an immunologist with expertise in the areas of vaccine development, autoimmunity and tumor immunology. Dr. Anderson has served as the Company’s Chief Scientific Officer since August 2015 and previously as Vice President of Immunology/Research since joining VBI full time in 2009 from Harvard Medical School, where he held a position as Assistant Professor. As a co-founder of VBI Cda, Dr. Anderson is an inventor on many of VBI’s patents and actively manages VBI’s research operation. Dr. Anderson holds a Ph.D. from Harvard University and a B.S. from the University of California, Davis.

Egidio Nascimento, - Chief Financial Officer

Mr. Nascimento has served as Chief Financial Officer since December 2006 and Chief Financial Officer of VBI since May 2014. He previously worked as Vice President of Finance at Genome Canada and as CFO of two start-up companies. Subsequent to starting and managing a new and emerging business group in Ottawa, Ontario he has focused his career on managing and securing financing for leading-edge technology and biotechnology companies. During his career, he has played a key role in helping six companies raise over CAD $220 million in capital. Mr. Nascimento is a Chartered Professional Accountant (CPA) and Chartered Accountant (CA) and holds a Bachelor of Commerce degree from the University of Ottawa, Canada.

Marc Kirchmeier, Ph.D. - Vice President of Formulations

Dr. Kirchmeier has been VP, Vaccine Formulation Development at VBI US since April of 2010. He came to VBI from Merck Research Laboratories (Merck), where he was a Director in Bioanalytical and Formulation Sciences from 2008 to 2010 and an Associate Director from 2005 to 2008. During his initial tenure at Merck, he was responsible for biologics formulation and later worked on biochemical and biophysical characterization of vaccines, proteins and carbohydrates. Prior to VBI and Merck, he was a Scientist at Corixa Corporation, now GlaxoSmithKline, where he formulated monoclonal antibodies in addition to particulate and adenoviral vaccines. Prior to Corixa he was Director of Drug Delivery Research at Oakwood Laboratories, where his group was responsible for developing sustained-release formulations of peptides and proteins. Dr. Kirchmeier holds a Ph.D. in Chemistry from Oregon State University and a B.S. in Biochemistry from Western Washington University.

T. Adam Buckley - Vice President of Business Development

Mr. Buckley helped establish VBI Cda in 2001, and has served as VP, Business Development since August 2015 and previously as VP, Operations and Project Management since January 2002. His efforts included attracting seed capital, developing VBI Cda’s first business plan, protecting IP and structuring VBI. He had an active role in VBI’s Series A financing, raising $35.7 million, and has led several key technology acquisitions for VBI US. Mr. Buckley obtained his M.B.A. and Bachelor of Science in Biology and Psychology at McMaster University in Canada. Prior to joining VBI Cda, he built experience in project management and corporate development at Riverview Hospital in Coquitlam, British Columbia, and at the Children’s Hospital of Eastern Ontario in Ottawa, Ontario.

Steven Gillis, Ph.D. – Chairman of the Board

Dr. Gillis has been a member of the VBI Board since July 25, 2014. Since 2006, he has been a Managing Director of ARCH Venture Partners, a firm he joined in 2005. Dr. Gillis is focused on the evaluation of new life science technologies and also on the development and growth of ARCH’s biotechnology portfolio companies. He is a director of bluebirdbio (BLUE) and Shire PLC (SHPG). Dr. Gillis represents ARCH as a director and serves as Chairman of a number of ARCH’s private biotechnology portfolio companies. Dr. Gillis was a founder and director of Corixa Corporation and served as CEO from its inception and as its Chairman from 1999 until its acquisition in 2005 by GlaxoSmithKline.

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

Dr. Gillis’ education and professional achievements, including his experience in life science technologies and biotechnologies, led us to the conclusion that he should serve as a director.

Sam Chawla – Director

Mr. Chawla has been a member of VBI Board since July 25, 2014. Mr. Chawla has been a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector, since 2013. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS Investment Bank in the Global Healthcare Group. Mr. Chawla’s investment banking experience centered on strategic advisory services, including assistance with planning mergers and acquisitions, buy-side and sell-side assignments and financial advice, including equity and debt capital raises, for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse, which he originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University. In addition, Mr. Chawla is a member of the Board of Directors of Response Genetics (NASDAQ: RGDX) and Great Basin Scientific.

Pursuant to the Company’s existing credit facility with Perceptive Credit Opportunities Fund, LP (the “Lender’), the Company agreed to the appointment of a representative of the Lender on the Board reasonably acceptable to the Company and given Mr. Chawla’s strategic advisory and financial advisory experience with both public and private healthcare companies, agreed that he should serve as the Lender-designee director.

Trent D. Davis – Director

Mr. Davis is currently President and COO of Whitestone Investment Network, Inc., a position he has held since November 2014, which is primarily engaged in providing executive professional advisory services to small entrepreneurial companies, as well as making real estate and alternative investments. Mr. Davis served as a board member, and was Chairman in 2003, of the National Investment Banking Association. During his tenure with PIC, a former subsidiary of Paulson, from 1991 to 2014, he also served as Senior Vice President of Syndicate and National Sales from 1996 to 2005 and as Chief Executive Officer until October 2014. There he supervised all operations and over 200 investment representatives with over $1.5 billion in client assets. He has extensive experience in capital markets and brokerage operations and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. Mr. Davis holds a B.S. in Business and Economics from Linfield College and a Master’s Degree in Business Administration from the University of Portland. Mr. Davis held the following FINRA Licenses: Series 7, 24, 63, 66 and 79. Previously, from December 2014 to July 2015, Mr. Davis was Chairman of the Board for Majesco Entertainment Company (NASDAQ: COOL), which is an innovative developer, marketer, publisher, and distributor of interactive entertainment for consumers around the world.

Mr. Davis’ experience as an executive officer and his extensive experience in providing advisory services to small entrepreneurial companies lead us to the conclusion that he should serve as a director.

Michel De Wilde, Ph.D. – Director

Dr. De Wilde has been a member of the VBI Board since July 25, 2014. Dr. De Wilde was Senior Vice President, Research & Development, at Sanofi Pasteur, the human vaccines division of Sanofi from 2001 until June 2013. In this position, he was responsible for managing approximately 1,500 employees and a broad portfolio of approximately 20 development projects.

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

Dr. De Wilde’s educational background and his extensive experience in biopharmaceutical development, led us to the conclusion that he should serve as a director.

Scott Requadt, JD, MBA. – Director

Mr. Requadt has been a member of the VBI Board since December 8, 2015. He is also a Managing Director at Clarus Ventures, LLC, a life sciences venture capital fund. Mr. Requadt has over 15 years of operating and investment experience in the pharmaceutical industry. Prior to joining Clarus in 2005, Mr. Requadt was Director, Business Development of TransForm Pharmaceuticals, Inc. until it was acquired by Johnson & Johnson, and previously practiced for several years as a mergers and acquisitions attorney at the law firm of Davis Polk & Wardwell. Before that, Mr. Requadt was a law clerk for a senior judge at the Supreme Court of Canada. Mr. Requadt holds a B.Com (Economics & Finance) from McGill University (First Class Honors), an LL.B from University of Toronto and an MBA from Harvard Business School (Baker Scholar). Mr. Requadt has been involved in multiple Clarus investments spanning both therapeutics and medtech, including Intercept Pharmaceuticals (NASDAQ: ICPT) as well as several R&D risk-sharing collaborations with large pharma partners. He has previously been active on the Boards of TyRx, Catabasis (NASDAQ: CATB), Oxford Immunotec (NASDAQ: OXFD), Link Medicine and Biolex Therapeutics.

Mr. Requadt’s extensive business experience in the pharmaceutical industry led us to the conclusion that he should serve as a director.

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

Mr. Timmins’ extensive experience as an executive officer of pharmaceutical companies, his educational background and his experience as a certified public accountant and a chief financial officer led us to the conclusion that he should serve as a director.

Except as disclosed above, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during the year ended December 31, 2015 was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during that period. All of the transactions reported below relate to option grants made by the Company from the 2014 Plan on July 30, 2015. All of the Form 4s referenced below were filed on August 5, 2015 and were due on August 3, 2015.

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
David E. Anderson, Ph.D.	1	1	Form 4
Jeff R. Baxter, FCMA	1	1	Form 4
T. Adam Buckley	1	1	Form 4
Sam Chawla	1	1	Form 4
Trent D. Davis	1	1	Form 4
Michel DeWilde, Ph.D.	1	1	Form 4
Steven Gillis, Ph.D.	1	1	Form 4
Marc Kirchmeier, Ph.D.	1	1	Form 4
Egidio Nascimento	1	1	Form 4
Michael Steinmetz, Ph.D.	1	1	Form 4
Alan P. Timmins	1	1	Form 4

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

Audit Committee.  Following the PLCC Merger, Alan P. Timmins, Steven Gillis and Trent D. Davis were each appointed as members of the Audit Committee. Dr. Gillis and Mr. Timmins are both considered independent in accordance with the rules of The NASDAQ Stock Market, with Mr. Timmins serving as chairman. Mr. Davis is a member of the Audit Committee in reliance on NASDAQ Rule 5605(c)(2)(B), insomuch as VBI has concluded that, in light of Mr. Davis’ roles as a director and President of the Company prior to the PLCC Merger, his membership on the Audit Committee and ability to provide historical insight are in the best interests of the post-PLCC Merger company and its stockholders.  We designate Mr. Timmins, an independent director as “independence” for Audit Committee members is defined in NASDAQ Rule 5605(c)(2)(A), as the audit committee financial expert, within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee Charter is available on our website at www.vbivaccines.com.

Compensation Committee. Following the PLCC Merger, Michel De Wilde and Michael Steinmetz were each appointed as members of the Compensation Committee, with the latter being Chairman. On December 8, 2015, Scott Requadt was appointed as a member of the Compensation Committee, replacing Dr. Steinmetz. Dr. De Wilde and Mr. Steinmetz are both considered independent in accordance with the rules of The NASDAQ Stock Market. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). The Compensation Committee Charter is available on our website at www.vbivaccines.com.

Nominating and Governance Committee. Following the PLCC Merger, Alan P. Timmins, Michel De Wilde and Steven Gillis were each appointed as members of the Nominating and Governance Committee, with the latter being Chairman. The Nominating and Governance Committee is responsible for i) nominating and recommending nominees for the Board of Directors and submitting the names of such nominees to the full Board of Directors for their approval; ii) evaluating the composition, size and governance of the Board of Directors and its committees and making recommendations regarding future planning and appointment of directors to the committees; and iii) establishing a policy for considering shareholder nominees for election to our Board of Directors. The Board of Directors has determined that all members of our Nominating and Governance Committee are independent under the rules of The NASDAQ Capital Market. The Nominating and Governance Committee Charter is available on our website at www.vbivaccines.com.

Item 11: Executive Compensation

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2015 and 2014.  These individuals are sometimes referred to in this report as the “Named Executive Officers”.

Summary Compensation Table

VBI Summary Compensation Table 2015-2014

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jeff R. Baxter, FCMA - President and Chief Executive Officer	2015	$ 400,000	$180,000	-	$ 768,000(1)	-	-	$ 48,306(3)	$ 1,396,306
	2014	$ 364,135	$184,675	-	$ 1,616,865(2)	-	-	$ 20,442(4)	$ 2,186,117
David E. Anderson, Ph.D. – Chief Scientific Officer	2015	$ 268,958	$90,000	-	$ 576,000(1)	-	-	$750(5)	$ 935,708
	2014	$ 232,115	$102,000	-	$ 712,619(2)	-	-	-	$ 1,046,734
Marc Kirchmeier, Ph.D. - Vice President, Formulations	2015	$ 230,000	$ 52,000	-	$ 256,000(1)	-	-	$1,677(6)	$ 539,677
	2014	$ 219,038	$ 67,000	-	$ 365,646(2)	-	-	-	$ 651,684
Egidio Nascimento, CFO	2015	$ 242,500	$ 54,000	-	$ 384,000(1)	-	-	$3,638(7)	$ 684,138
	2014	$ 219,731	$ 94,000	-	$ 631,366(2)	-	-	-	$ 945,097

(1) This amount reflects the aggregate grant date fair value for this award and does not correspond to the actual value that may be recognized by the individual upon option exercise. The grant date fair value of the stock options is based on the official NASDAQ closing price on the date of grant.

(2) This amount reflects the aggregate grant date fair value for this award and does not correspond to the actual value that may be recognized by the individual upon option exercise. The assumptions used to determine the grant date fair value of the stock option is included in Note 10 to our audited financial statements included elsewhere in this report.

(3) This amount relates to $42,906 associated with an apartment in Cambridge, Massachusetts for Mr. Baxter over a twelve month period from January to December 2015; and a contribution in the amount of $5,400 made by the Company to the 401(k) plan for allocation to Mr. Baxter.

(4) This amount relates to the cost associated with an apartment in Cambridge, MA for Mr. Baxter over a six month period from July to December 2014.

(5) This amount relates to a contribution in the amount of $750 made by the Company to the 401(k) plan for allocation to Dr. Anderson.

(6) This amount relates to a contribution in the amount of $1,677 made by the Company to the 401(k) plan for allocation to Dr. Kirchmeier.

(7) This amount relates to a contribution in the amount of $3,638 made by the Company to the 401(k) plan for allocation to Mr. Nascimento.

Effective January 1, 2015, VBI adopted a 401(k) profit sharing plan (the “401(k) Plan”), which covers its eligible employees, including its Named Executive Officers. The 401(k) Plan allows participants to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. The Company may elect to match a participant’s contributions, subject to certain other limits, at its discretion. The Company’s matching contributions are immediately vested.

Current and Future Compensation Practices

Historically, VBI’s compensation program has consisted of a base salary, cash and option performance awards as recommended by its Compensation Committee and approved by its Board of Directors.  However, the Board of Directors may, at their discretion, further alter the amount and nature of compensation to be paid to the Company’s executive officers from time to time in order to attract and retain the services of the individuals who will help the Company achieve its business objectives and enhance value for stockholders, or for other reasons determined by the Board.

Employment Agreements and Offer Letters

Jeff R. Baxter, FCMA

Mr. Baxter has been employed by VBI US since September 2009. Pursuant to a revised employment agreement dated May 8, 2014 between Mr. Baxter and the Company, Mr. Baxter has been employed as the Company’s Chief Executive Officer, effective following the PLCC Merger. Pursuant to this agreement, Mr. Baxter received an initial annual salary in the amount of $385,000, increased to $400,000 annual salary for 2015 and $420,000 for 2016. Mr. Baxter may be eligible for options to purchase common stock of the Company in the Board’s discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Baxter is eligible to be considered for an annual cash bonus of up to 50% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months. On July 30, 2015, Mr. Baxter received options to purchase up to 300,000 shares of the Company’s common stock issued under the 2014 Plan, which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement.

 Dr. David E. Anderson, Ph.D.

Dr. Anderson has been engaged by VBI US since April 2008. Pursuant to a revised employment agreement dated May 8, 2014 between Dr. Anderson and the Company, Dr. Anderson was employed as the Company’s Senior Vice President, Research, effective following the PLCC Merger and has served as the Company’s Chief Scientific Officer since September 8, 2015. Pursuant to this agreement, Dr. Anderson received an initial annual salary in the amount of $250,000, increased to $285,000 annual salary for 2015 and $300,000 for 2016. Dr. Anderson may be eligible for options to purchase common stock of the Company in the Board’s discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Dr. Anderson is eligible to be considered for an annual cash bonus of up to 35% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months.

Egidio Nascimento

Mr. Nascimento has been employed by VBI US since December 2006. Pursuant to a revised employment agreement dated May 8, 2014 between Mr. Nascimento and the Company, Mr. Nascimento is employed as the Company’s Chief Financial Officer, effective following the PLCC Merger. Pursuant to this agreement, Mr. Nascimento received an initial annual salary in the amount of $240,000, increased to $242,500 annual salary for 2015 and $250,000 for 2016. Mr. Nascimento may be eligible for options to purchase common stock of the Company in the Board’s discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Nascimento is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months.

Marc Kirchmeier, Ph.D.

Dr. Kirchmeier has been employed by VBI US since March 2010. Pursuant to an employment agreement dated July 25, 2014 between Dr. Kirchmeier and the Company, Dr. Kirchmeier is to be employed as the Company’s Vice President, Formulation Development. Pursuant to this agreement, Dr. Kirchmeier received an initial annual salary in the amount of $225,000, increased to $230,000 annual salary for 2015 and $235,000 for 2016. Dr. Kirchmeier may be eligible for options to purchase the Company’s common stock in the discretion of the Board. Any outstanding options will accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Dr. Kirchmeier is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on him meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-Merger up to a maximum of 12 months.

T. Adam Buckley

Mr. Buckley has been employed by VBI US since December 2006 and previously with VBI Cda since January 2002. Pursuant to an employment agreement dated July 25, 2014 between Mr. Buckley and the Company, Mr. Buckley was employed as the Company’s Vice President, Operations and Project Management, and has served as the Company’s Vice President, Business Development since August 2015. Pursuant to this agreement, Mr. Buckley received an initial annual salary in the amount of $150,000, increased to $155,000 annual salary for 2015 and $160,000 for 2016. Mr. Buckley may be eligible for options to purchase the Company’s common stock in the discretion of the Board. Any outstanding options will accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Buckley is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months.

Potential Payment Upon Termination

Upon termination by VBI of any executive without cause, VBI agreed to pay its officers six months’ salary plus an additional month of salary for each completed year of service post-PLCC Merger and any health and welfare (COBRA) benefits.

Unless otherwise agreed by the Board of Directors, other staff members would be entitled to severance upon termination of employment pursuant to VBI’s severance policy. The policy provides for 1 week of severance for each completed year of service.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards granted to VBI’s Named Executive Officers that were outstanding on December 31, 2015.

	Number of Securities Underlying Unexercised Options			Options	Options
Name	Exercisable		Not Exercisable	Exercise Price ($)	Expiration Date
Jeff R. Baxter, FCMA	223,797	(1)	-	2.63	11/13/2019	(2)
	35,631	(2)	2,375	1.30	3/29/2022	(2)
	26,972	(2)	2,452	1.30	4/2/2022	(2)
	266,941	(2)	486,776	2.145	7/25/2024	(3)
	31,250	(2)	268,750	2.56	7/30/2025	(2)

David E. Anderson, Ph.D.	22,348	(1)	-	1.30	12/22/2016	(2)
	7,484	(2)	-	1.30	3/18/2018	(2)
	14,362	(2)	-	2.63	1/29/2019	(2)
	48,274	(2)	3,218	1.30	3/29/2022	(2)
	26,972	(2)	2,452	1.30	4/2/2022	(2)
	117,652	(2)	214,542	2.145	7/25/2024	(3)
	23,437	(2)	201,563	2.56	7/30/2025	(2)

Egidio Nascimento	26,818	(1)	-	1.30	12/22/2016	(2)
	8,981	(2)	-	1.30	3/18/2018	(2)
	25,988	(2)	-	2.63	1/29/2019	(2)
	9,654	(2)	644	1.30	3/29/2022	(2)
	9,440	(2)	858	1.30	4/2/2022	(2)
	104,237	(2)	190,080	2.145	7/25/2024	(3)
	15,625	(2)	134,375	2.56

Marc Kirchmeier, Ph.D.	24,520	(1)	-	2.63	4/8/2020	(2)
	6,130	(1)	-	1.30	3/1/2021	(2)
	37,239	(2)	2,483	1.30	3/29/2022	(2)
	24,724	(2)	2,248	1.30	4/2/2022	(2)
	60,367	(2)	110,082	2.145	7/25/2024	(3)
	10,417	(2)	89,583	2.56	7/30/2025	(2)

(1)	25% of options vest on the first anniversary of the grant date and then monthly over the remaining 36 months. Grant dates are ten years prior to expiration date.

(2)	Options vest monthly over 48 months. Grant dates are ten years prior to expiration date.

(3)	Options vest monthly over 48 months and expire 10 years after the PLCC Merger date, which was July 25, 2014. The grant date was April 24, 2015.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our non-Executive Officer Directors in the years ended December 31, 2015 and 2014.

Name of Director		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Gillis, Ph.D.	2015	$69,000	-	$179,200	-	-	-	$248,200
	2014	34,500	-	150,164	-	-	-	184,664
Sam Chawla	2015	30,000	-	102,400	-	-	-	132,400
	2014	15,000	-	170,000	-	-	-	185,000
Trent D. Davis	2015	37,000	-	102,400	-	-	-	139,400
	2014	18,500	-	170,000	-	-	-	188,500
Michel De Wilde, Ph.D.	2015	38,000	-	102,400	-	-	-	140,400
	2014	19,000	-	170,000	-	-	-	189,000
Scott Requadt	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-
Michael Steinmetz, Ph.D.	2015	40,000	-	102,400	-	-	-	142,400
	2014	20,000	-	85,800	-	-	-	105,800
Alan P. Timmins	2015	48,000	-	102,400	-	-	-	150,400
	2014	24,000	-	170,000	-	-	-	194,000

In connection with the PLCC Merger the Board approved compensation to be paid to directors of the Company following the closing of the PLCC Merger pursuant to those certain Director Services Agreements between the Company and each director as follows:

Steven Gillis, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014, between Dr. Gillis and the Company, upon closing of the PLCC Merger, Dr. Gillis receives quarterly compensation of: (i) $13,750 for serving as chairman of the Board, (ii) $1,750 for serving as a member of the Audit Committee, (iii) and $1,750 for serving as the chair of the Nominations and Governance Committee. In addition, Dr. Gillis also received options to purchase up to 70,000 shares of the Company’s common stock (adjusted for the exchange ratio and the reverse split) issued under the 2006 Plan which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2006 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Dr. Gillis for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. On July 30, 2015, Dr. Gillis received additional options to purchase up to 70,000 shares of the Company’s common stock issued under the 2014 Plan, which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement.

Jeff R. Baxter, FCMA

Pursuant to a director services agreement dated May 8, 2014, between Mr. Baxter and the Company, upon closing of the PLCC Merger, the Company agreed to reimburse Mr. Baxter for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. As Chief Executive Officer and President of the Company, Mr. Baxter agrees that he will receive no additional compensation for services as a director of the Company.

Sam Chawla

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014, between Mr. Chawla and the Company, Mr. Chawla will receive quarterly compensation of: $7,500 for serving as a director. In addition, Mr. Chawla also received options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Mr. Chawla for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. On July 30, 2015, Mr. Chawla received additional options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan, which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement.

Trent D. Davis

Pursuant to a director services agreement dated July 25, 2014 between Mr. Davis and the Company, Mr. Davis will receive quarterly compensation of: (i) $7,500 for serving as a director and (ii) $1,750 for serving as a member of the Audit Committee. In addition, Mr. Davis also received options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Mr. Davis for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. On July 30, 2015, Mr. Davis received additional options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan, which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement.

Michel De Wilde, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014 and as further amended on December 9, 2014, between Dr. De Wilde and the Company, Dr. De Wilde (or his designee) will receive quarterly compensation of: (i) $7,500 for serving as a director, (ii) $1,250 for serving as a member of the Compensation Committee, (iii) and $750 for serving as a member of the Nominations and Governance Committee. In addition, Dr. De Wilde also received options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Dr. De Wilde for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. On July 30, 2015, Dr. De Wilde received additional options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan, which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement.

Michael Steinmetz, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended on July 25, 2014 and as further amended on December 9, 2014, between Dr. Steinmetz and the Company, Dr. Steinmetz (or his designee) will receive quarterly compensation of: (i) $7,500 for serving as a director and (ii) $2,500 for serving as the chair of the Compensation Committee. In addition, Dr. Steinmetz also received options to purchase up to 40,000 shares of the Company’s common stock (adjusted for the exchange ratio and the reverse split) issued under the 2006 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2006 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Dr. Steinmetz for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. On July 30, 2015, Dr. Steinmetz received additional options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan, which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. On December 7, 2015, Dr. Steinmetz tendered his resignation as a member of the Board, for personal reasons.

Alan P. Timmins

Pursuant to a director services agreement dated July 25, 2014 between Mr. Timmins and the Company, Mr. Timmins will receive quarterly compensation of: (i) $7,500 for serving as a director (ii) $3,750 for serving as chair of the Audit Committee, and (iii) $750 as a member of the Nominations and Governance Committee. In addition, Mr. Timmins also received options to purchase up to 40,000 shares of the Company’s common stock, issued under the 2014 Plan which vest over 48 months in equal installments of 1/48 per month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement. The Company has agreed to reimburse Mr. Timmins for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. On July 30, 2015, Mr. Timmins received additional options to purchase up to 40,000 shares of the Company’s common stock issued under the 2014 Plan, which vest over 48 months in equal installments of 1/48 per month on the last day of each month, with an exercise price equal to 100% of the Fair Market Value (as defined in the 2014 Plan) of a share of the Company’s common stock on the date of grant, pursuant to a stock option award agreement.

Scott Requadt

In connection with his appointment to the Board, effective December 8, 2015 and pursuant to a director services agreement dated December 8, 2015, between Mr. Requadt and the Company, Mr. Requadt (or his designee) will receive quarterly compensation of: (i) $7,500 for serving as a director and (ii) $2,500 for serving as the chair of the Compensation Committee. Mr. Requadt may be eligible for options to purchase common stock of the Company in the Board’s discretion.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock beneficially owned by (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group.  Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner is c/o VBI Vaccines Inc., 222 Third Street, Suite 2241, Cambridge, MA 02142.  Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights.  Unless otherwise indicated, ownership information is as of February 19, 2015, and is based on 25,498,130 shares of common stock outstanding on that date.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	% of Shares Owned
Directors and Officers:
Scott Requadt - Director(2)	5,173,013	20.3%
Steven Gillis, Ph.D. - Chairman of the Board(3)	4,254,431	16.6%
Sam Chawla - Director(4)	3,278,690	12.8%
Jeff R. Baxter, FCMA – President and Chief Executive Officer and Director(5)	584,591	2.2%
David E. Anderson, Ph.D. – Chief Scientific Officer(6)	354,592	1.4%
Trent D. Davis - Director(7)	220,617	*
Egidio Nascimento, Chief Financial Officer(8)	206,449	*
Marc Kirchmeier, Ph.D. - Vice President, Formulations(9)	163,397	*
T. Adam Buckley, Vice President, Business Development(10)	150,308	*
Alan P. Timmins - Director(11)	23,334	*
Michel De Wilde, Ph.D. - Director (12)	18,334	*
All Directors and Officers as a Group (11 persons)	14,427,756	56.6%

5% Owners
Clarus Lifesciences I, L.P. (13)	5,173,013	20.3%
ARCH Venture Fund VI, L.P. (14)	4,167,842	16.3%
Perceptive Life Sciences Master Fund Ltd. (15)	3,260,356	12.8%
Barry Honig(16)	1,923,583	7.5%
5AM Ventures II, L.P.(17)	1,638,449	6.4%

* Less than one percent.

(1)     Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of February 19, 2016, and are owned of record by each individual named as the beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

(2)     Includes 5,173,013 shares of common stock owned of record by Clarus Lifesciences I, L.P. ("Clarus"). Clarus Ventures I GP, L.P. (the "GPLP"), as the sole general partner of Clarus, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLP disclaims beneficial ownership of all shares held of record by Clarus in which the GPLP does not have an actual pecuniary interest. Clarus Ventures I, LLC (the "GPLLC"), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by Clarus. The GPLLC disclaims beneficial ownership of all shares held of record by Clarus in which it does not have an actual pecuniary interest. Mr. Requadt, as a Managing Director of the GPLLC, may be deemed to beneficially own certain of the shares held of record by Clarus. Mr. Requadt disclaims beneficial ownership of all shares held of record by Clarus in which he does not have an actual pecuniary interest.

(3)     Includes 5,843 shares of common stock and 80,746 shares subject to a vested option to purchase common stock. Also includes 4,167,842 shares of common stock owned of record by ARCH Venture Fund VI, L.P. ("ARCH VI"). ARCH Venture Partners VI, L.P. (the "GPLP"), as the sole general partner of ARCH VI, may be deemed to beneficially own certain of the shares held of record by ARCH VI. The GPLP disclaims beneficial ownership of all shares held of record by ARCH VI in which the GPLP does not have an actual pecuniary interest. ARCH Venture Partners VI, LLC (the "GPLLC"), as the sole general partner of the GPLP, may be deemed to beneficially own certain of the shares held of record by ARCH VI.  The GPLLC disclaims beneficial ownership of all shares held of record by ARCH VI in which the GPLLC does not have an actual pecuniary interest. Steven Gillis owns an interest in ARCH VI but does not have voting or investment control over the shares held by ARCH VI and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(4)     Includes 18,334 shares subject to a vested option to purchase common stock. Also includes 3,260,356 shares of common stock owned of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd, a related entity. As a Portfolio Manager of Perceptive Advisors LLC, a related entity to Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd, Mr. Chawla has voting and dispositive control over any securities owned of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd. Therefore, he may be deemed to beneficially own the shares of common stock held of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd.

(5)     Includes 584,591 shares subject to a vested option to purchase common stock.

(6)     Includes 94,063 shares of common stock and 260,259 shares subject to a vested option to purchase common stock.

(7)     Includes 64,167 shares of common stock owned by Mr. Davis, 113,315 shares of common stock owned by his spouse, 18,148 shares of common stock jointly controlled by him and his spouse and 24,987 shares subject to a vested option to purchase common stock.

(8)     Includes 5,706 shares of common stock and 200,743 shares subject to a vested option to purchase common stock.

(9)     Includes 163,397 shares subject to a vested option to purchase common stock.

(10)   Includes 43,251 shares of common stock and 107,057 shares subject to a vested option to purchase common stock.

(11)   Includes 5,000 shares of common stock and 18,334 shares subject to a vested option to purchase common stock.

(12)   Includes 18,334 shares subject to a vested option to purchase common stock.

(13)   The address for Clarus Lifesciences I, L.P. is 101 Main Street, Suite 1210, Cambridge, MA 02142. Robert Liptak, Nicholas Simon, Nicholas Galakatos, Dennis Henner, Kurt Wheeler and Michael Steinmetz, the managing directors of Clarus Ventures I, LLC, have voting and dispositive control over the shares owned by Clarus Lifesciences I, L.P.

(14)   The address for ARCH Venture Fund VI, L.P. is 8725 West Higgins Road, Suite 290, Chicago, IL 60631. Robert T. Nelsen, Keith Crandell and Clinton Bybee, managing directors of ARCH IV LLC, have voting and dispositive control over the shares owned by ARCH Venture Fund VI, L.P.

(15)   The address for Perceptive Life Sciences Master Fund Ltd. is 499 Park Avenue, 25th Floor, New York, NY 10022. Includes shares held by Titan-Perc Ltd., an entity related to Mr. Sam Chawla. The address for Titan-Perc Ltd. is 2 International Drive, Suite 200, Rye Brook, NY 10573.

(16)   The address for Barry Honig is 555 S. Federal Hwy., Ste. 450, Boca Raton, FL 33432-5547.

(17)   The address for 5AM Ventures II, L.P. is 2200 Sand Hill Road, Suite 110, Menlo Park, CA 94025. Includes shares held by 5AM Co-Investors II, L.P., an entity related to 5AM Ventures II, L.P. with the same address. Dr. John Diekman, Andrew Schwab and Dr. Scott Rocklage, managing members of 5AM Partners, II, L.L.C., have voting and dispositive control over the shares owned by 5AM Ventures II, L.P.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Our common stock is listed on the NASDAQ Capital Market therefore our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of the NASDAQ Stock Market. On the basis of information solicited from each director, the Board of Directors has determined that each of Drs. Gillis and De Wilde and Messrs. Requadt and Timmins, has no material relationship with the Company and is independent within the meaning of such rules.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Peterson Sullivan LLP served as our independent registered public accountants for the fiscal years ended December 31, 2015 and 2014.

Principal Accounting Firm Fees

The Company incurred the following fees for services performed by Peterson Sullivan LLP:

	2015	% Pre- approved by Audit Committee	2014	% Pre- approved by Audit Committee
Audit Fees(1)	$107,000	100%	$94,212	100%
Audit Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
	$107,000		$94,212

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, State of Massachusetts, on this 25th day of February, 2016.

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

Date: February 25, 2016	/s/ Jeff R. Baxter
Jeff Baxter, Chief Executive Officer and
Director

Date: February 25, 2016	/s/ Egidio Nascimento
Egidio Nascimento , Chief Financial Officer

Date: February 25, 2016	/s/ Steven Gillis,
Steven Gillis,
Director

Date: February 25, 2016	/s/ Sam Chawla
Sam Chawla

Date: February 25, 2016	/s/ Trent D. Davis
Trent D. Davis
Director

Date: February 25, 2016	/s/ Michel De Wilde
Michel De Wilde
Director

Date: February 25, 2016	/s/ Scott Requadt
Scott Requadt
Director

Date: February 25, 2016	/s/ Alan P. Timmins
Alan P. Timmins
Director

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger dated as of May 8, 2014, by and among the Company, VBI (US) and Merger Sub (1)
2.2	Agreement and Plan of Merger, dated as of October 26, 2015, by and among the Company, SciVac and Sub (2)
2.3	First Amendment to Agreement and Plan of Merger, dated as of December 17, 2015(3)
2.4	Sale and Purchase Agreement between Variation Biotechnologies Inc., ePixis SA and the Persons Listed on Schedule 1 thereto (12)
3.1	Amended and Restated Certificate of Incorporation (4)
3.1.1	Certificate of Designation of Rights and Limitations of Series 1 Convertible Preferred Stock (4)
3.2	Amended and Restated Bylaws (5)
4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (4)
4.2	Form of Delayed Draw Warrant (4)
4.3	Form of Delayed Draw Note (4)
4.4	Initial Term Note issued to PCOF 1, LLC (4)
10.1	VBI Vaccines Inc. 2014 Equity Incentive Plan (6)
10.2	Employment Agreement with Jeff R. Baxter (4)+
10.3	Employment Agreement with Egidio Nascimento (4)+
10.4	Employment Agreement with David E. Anderson (4)+
10.5	Employment Agreement with T. Adam Buckley (4)+
10.6	Employment Agreement with Marc Kirchmeier (4)+
10.7	Credit Agreement and Guaranty dated July 25, 2014 between Variation Biotechnologies (US), Inc., certain Guarantors and PCOF 1, LLC (14)*
10.8	Pledge and Security Agreement, dated July 25, 2014, issued by Variation Biotechnologies (US), Inc. and certain Guarantors in favor of PCOF 1, LLC*
10.9	Director Services Agreement with Steven Gillis (4)+
10.10	Director Services Agreement with Jeff R. Baxter (4)+
10.11	Director Services Agreement with Michel De Wilde (4)+
10.12	Director Services Agreement with Sam Chawla (4)+
10.13	Director Services Agreement (Trent D. Davis) dated July 25, 2014 (4)+
10.14	Director Services Agreement (Alan P. Timmins) dated July 25, 2014 (4)+
10.15	Amendment No. 1 to Director Services Agreement (Steven Gillis) dated July 25, 2014 (4)+
10.16	Amendment No. 1 to Director Services Agreement (Michel de Wilde) dated July 25, 2014 (4)+
10.17	Amendment No. 1 to Director Services Agreement (Sam Chawla) dated July 25, 2014 (4)+
10.18	First Amendment to Credit Agreement dated September 30, 2014 entered into by the registrant, Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC (8)
10.19	Second Amendment to Credit Agreement dated March 19, 2015 entered into by the registrant, Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC(5)
10.20	Collaboration and Option License Agreement, dated April 2, 2015, by and between Variation Biotechnologies Inc. and Sanofi Vaccines Technologies S.A.S.(9)(13)
10.21	Form of Securities Purchase Agreement, dated as of August 13, 2015, by and between VBI Vaccines Inc. and certain accredited investors (10)
10.22	Director Services Agreement with Scott Requadt, dated as of December 8, 2015 (11)+
10.23	GMP-Manufacturing Services Agreement, effective as of September 26, 2014, by and between Variation Biotechnologies Inc. and Paragon Bioservices, Inc. (12)
10.24

License Agreement, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and ePixis SA. (12)

10.25

Amendment to License Agreement among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and ePixis SA (12)

10.26	Lease Agreement, dated May 31, 2012, by and between American Twine Limited Partnership and Variation Biotechnologies (US), Inc., as amended (12)
10.27	Sub-Sublease, dated September 1, 2014, by and between Iogen Corporation and Variation Biotechnologies Inc.(12)
10.28	Evaluation and Option Agreement, dated February 8, 2016, by and between Variation Biotechnologies Inc. and GlaxoSmithKline Biologicals SA (15)*
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith.
+	Agreement with management.

(1) Incorporated by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 30, 2014.

(2) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on October 26, 2015.

(3) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on December 22, 2015.

(4) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on July 28, 2014.

(5) Incorporated by reference to the Annual Report on Form 10-K filed by the registrant with the SEC on March 20, 2015.

(6) Incorporated by reference to Annex C to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 9, 2014.

(7) Incorporated by reference to Annex C to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on May 14, 2014.

(8) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on October 6, 2014.

(9) Incorporated by reference to the Current Report on Form 8-K, filed by the registrant with the SEC on April 29, 2015.

(10) Incorporated by reference to the Current Report on Form 8-K, filed by the registrant with the SEC on August 18, 2014.

(11) Incorporated by reference to the Current Report on Form 8-K, filed by the registrant with the SEC on December 11, 2015.

(12) Incorporated by reference to the F-4/A Registration Statement filed by SciVac Pharmaceuticals Inc. on February 5, 2016.

(13) Certain provisions have not been publicly disclosed in accordance with that certain Order Granting Confidential Treatment issued by the SEC on June 23, 2015.

(14) Information omitted pursuant to a Confidential Treatment Request filed with the SEC on February 25, 2016.

(15) Information omitted pursuant to a Confidential Treatment Request filed with the SEC on February 9, 2016.

VBI VACCINES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

VBI Vaccines Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of VBI Vaccines Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VBI Vaccines Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

February 25, 2016

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

CURRENT ASSETS
Cash and cash equivalents	$7,282,312	$12,604,273
Investment tax credits receivable	155,338	133,696
Prepaid expenses and deposits	408,466	400,827
Government receivables	41,521	33,590
	7,887,637	13,172,386

PROPERTY AND EQUIPMENT, NET	115,453	106,500
INTANGIBLES, NET	356,825	380,148

	$8,359,915	$13,695,034

CURRENT LIABILITIES
Accounts payable	$1,239,774	$650,142
Accrued liabilities	890,681	568,535
Current portion of long-term debt	900,000	375,000
	3,030,455	1,593,677

LONG-TERM DEBT, NET	1,088,015	1,375,190

	4,118,470	2,968,867

COMMITMENTS AND CONTINGENCIES (NOTE 13 and 14)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock (authorized 200,000,000; issued 25,031,942; par value $0.0001) (2014 - issued 20,012,760)	2,504	2,002
Convertible preferred stock (authorized 30,000,000; issued 994,800; par value $0.0001) (2014 - issued 2,996,482)	99	299
Warrants	1,027,000	1,027,000
Additional paid-in capital	86,570,033	79,098,591
Accumulated other comprehensive income	42,784	67,513
Accumulated deficit	(83,400,975)	(69,505,238)
	4,241,445	10,690,167
	$8,359,915	$13,695,034

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31
	2015	2014

Collaboration revenue	$395,960	$-

Expenses
Research and development	7,074,802	3,176,990
General and administration	6,476,768	9,985,946
Total expenses	13,551,570	13,162,936

Net loss from operations	(13,155,610)	(13,162,936)

Interest expense	(357,350)	(957,835)
Foreign exchange gain (loss)	41,117	(117,634)
Accretion of debt discount	(425,086)	(172,374)
Interest income	1,192	2,970

NET LOSS	$(13,895,737)	$(14,407,809)

Currency translation adjustment	(24,729)	67,513

COMPREHENSIVE LOSS	$(13,920,466)	$(14,340,296)

Loss per share of common stock, basic and diluted	$(0.65)	$(1.55)

Weighted-average number of common shares outstanding, basic and diluted	21,438,958	9,321,273

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Stock		Series 1 Preferred Stock		Warrants		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Number	Amount	Amount	Amount	Amount	Amount

December 31, 2013, Balance	1,171,892	$117	-	$-	-	$-	$33,088,470	-	$(50,315,581)	$(17,226,994)

Common shares issued for cash upon exercise of stock options	41,016	4	-	-	-	-	(3)	-	-	1
Common shares issued on conversion of convertible notes	7,341,627	734	-	-	-	-	19,746,350	-	-	19,747,084
Effect of reverse merger recapitalization on July 25, 2014	3,466,093	347	2,711,880	271	-	-	5,249,382	-	-	5,250,000
Common shares issued for services related to acquisition of Variation Biotechnologies (US), Inc.	1,548,502	155	-	-	-	-	3,321,382	-	-	3,321,537
Issuance of common shares on conversion of convertible debentures	558,837	56	-	-	-	-	1,018,848	-	-	1,018,904
Issuance of preferred shares on conversion of convertible debentures	-	-	284,602	28	-	-	520,544	-	-	520,572
Beneficial conversion feature on Series 1 Preferred Shares	-	-	-	-	-	-	4,781,848	-	(4,781,848)	-
Common shares issued for cash, July 2014 PIPE	5,128,061	513	-	-	-	-	9,212,522	-	-	9,213,035
Common shares issued for services related to July 2014 PIPE	461,731	46	-	-	-	-	990,368	-	-	990,414
Warrants issued with long-term debt	-	-	-	-	699,281	1,027,000	-	-	-	1,027,000
Stock-based compensation	-	-	-	-	-	-	429,410	-	-	429,410
Common shares issued for services	295,001	30	-	-	-	-	739,470	-	-	739,500
Other comprehensive loss	-	-	-	-	-	-	-	67,513	-	67,513
Net loss	-	-	-	-	-	-	-	-	(14,407,809)	(14,407,809)
December 31, 2014, Balance	20,012,760	2,002	2,996,482	299	699,281	1,027,000	79,098,591	67,513	(69,505,238)	10,690,167

Stock-based compensation	-	-	-	-	-	-	1,203,800	-	-	1,203,800
Common shares issued for cash, August 2015 PIPE, net of share issuance costs	3,000,000	300	-	-	-	-	6,222,844	-	-	6,223,144
Common shares issued for services	17,500	2	-	-	-	-	44,798	-	-	44,800
Common shares issued on conversion of preferred shares	2,001,682	200	(2,001,682)	(200)	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	(24,729)	-	(24,729)
Net loss	-	-	-	-	-	-	-	-	(13,895,737)	(13,895,737)
December 31, 2015, Balance	25,031,942	$2,504	994,800	$99	699,281	$1,027,000	$86,570,033	$42,784	$(83,400,975)	$4,241,445

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31
	2015	2014

NET INFLOW (OUTFLOW) OF CASH RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	$(13,895,737)	$(14,407,809)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of property and equipment and intangibles	132,545	115,641
Amortization of deferred financing costs	187,739	210,249
Stock-based compensation expense	1,203,800	429,410
Accretion of debt discount	425,086	172,374
Interest accrued on convertible notes	-	812,832
Stock-based compensation for services	44,800	739,500
Stock-based merger transaction costs	-	3,321,537
Net change in operating working capital items	874,566	434,472
	(11,027,201)	(8,171,794)

INVESTING
Funds held in escrow	-	777,746
Acquisition of property and equipment	(77,765)	(112,328)
Acquisition of intangibles	(108,069)	(18,186)
	(185,834)	647,232

FINANCING
Issuance of common shares from exercise of stock options	-	1
Proceeds from issuance of common shares for cash	6,285,700	15,214,561
Proceeds from issuance of preferred shares for cash	-	1,035,135
Share issue costs	(62,556)	(796,247)
Proceeds from convertible notes	-	1,500,000
Financing costs on notes converted to shares	-	(134,088)
Proceeds from term loan facility	-	3,000,000
Financing costs of term loan facility	-	(471,345)
Repayment of long-term debt	(375,000)	-
	5,848,144	19,348,017

Effect of exchange rate changes on cash and cash equivalents	42,930	156,399

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(5,321,961)	11,979,854
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,604,273	624,419

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,282,312	$12,604,273

Supplementary information:
Interest paid	$357,350	$145,000
Capital expenditures included in accrued liabilities	4,090	-

Non-cash investing and financing:
Issuance of common stock in connection with conversion of notes payable	$-	$20,765,988
Issuance of preferred stock in connection with conversion of notes payable	-	520,572
Debt discount on long-term debt	-	1,027,000

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

Planned principal operations

The Company is a pharmaceutical company developing novel technologies that seek to expand vaccine protection in large, underserved markets. The Company has developed an eVLP vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. Using this proprietary technology platform, the Company has undertaken specific projects related to human cytomegalovirus (“CMV”) and other antigens. In April 2015, the Company began the toxicology trial for the Company’s human CMV vaccine. The toxicology trial lasted approximately 6 months and provided data that will be used in regulatory submissions, along with other information, in order to obtain regulatory approval to proceed with the Phase I clinical trial in humans. The Company expects to advance its first product candidate into Phase I clinical trials during the first half of 2016.

All costs incurred to-date by the Company have directly or indirectly contributed to the advancement of these projects. The Company has not deferred or capitalized any costs related to any of these projects.

The proposed merger with SciVac Pharmaceuticals Inc.

On October 26, 2015, the Company, SciVac entered into the SciVac Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of SciVac (the “Proposed Merger”).

At the effective time of the Proposed Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”) (including shares of Company Common Stock issued prior to the Effective Time upon conversion of the Company’s Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Company Preferred Stock”)) will be converted into the right to receive common shares of SciVac, no par value per share (the “SciVac Common Shares”), in the ratio of 20.808356 SciVac Common Shares for each share of Company Common Stock (subject to proportionate adjustments for forward or reverse stock splits pursuant to the terms of the Merger Agreement) (the “Exchange Ratio”). In addition, at the Effective Time, each of the Company's outstanding warrants and options will convert into warrants and options to purchase SciVac Common Shares as adjusted by the Exchange Ratio, as defined in the SciVac Merger Agreement. The SciVac Merger Agreement also initially contemplated the closing of public or private equity financing with aggregate gross proceeds of at least $25 million contemporaneously with the SciVac Merger and includes various closing conditions standard to transactions of this nature. The transaction is expected to close during the first quarter of 2016, or as soon as possible thereafter, and is not expected to have a significant impact on the current research operations of the Company. On December 17, 2015, the Company entered into a First Amendment to Agreement and Plan of Merger. The Amendment removed the Capital Raising Transaction as a condition to the closing of the Proposed Merger.

The Paulson (PLCC) merger

On May 8, 2014, Paulson and VBI Acquisition Corp., a special purpose wholly owned subsidiary of Paulson (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger Sub would merge with and into VBI US (the transaction referred to as the “PLCC Merger”), with VBI US surviving as a wholly owned subsidiary of Paulson.

On July 25, 2014, the PLCC Merger closed, following stockholder approval, and Paulson changed its name to VBI Vaccines Inc. Beginning on July 29, 2014, the Company’s stock began trading on The NASDAQ Capital Market under the symbol “VBIV” following the consummation of a 1 for 5 reverse split. In connection with the PLCC Merger, the Company completed two rounds of financing raising gross proceeds of $16.25 million and obtained $3 million of a $6 million term loan facility.

The financial statements of VBI US were treated as the historical financial statements of the combined company, with the results of Paulson being included from July 25, 2014. The equity of VBI US was retroactively restated to reflect the number of shares issued in the transaction.

Continuation of business and liquidity

The Company has not generated any product revenues and has incurred recurring operating losses and negative cash flows from operations since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit as of December 31, 2015 was $83.4 million and the Company expects to incur substantial losses in future periods. The Company has not generated positive cash flows from operations, and there is no assurance that it will be successful in obtaining an adequate level of financing for the development and commercialization of the Company’s planned product candidates.

As of December 31, 2015, the Company had approximately $7.3 million of cash and cash equivalents and working capital of $4.9 million. The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The matters described above raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain amounts in the prior periods have been reclassified to conform with current period financial statement presentation. These reclassifications had no effect on previously reported net loss.

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

Certain risks and uncertainties

The Company’s results of operations are subject to foreign currency exchange rate fluctuations primarily due to its activity in Canada. The Company reports the results of operations in U.S. dollars, while the functional currency of foreign subsidiaries is the Canadian dollar.

The Company reviews its foreign currency risk periodically to determine whether it needs to explore hedging options to mitigate such risk. Financial instruments which potentially subject us to concentrations of credit risk consist of amounts due to vendors or intercompany balances. To date, foreign exchange related gains and losses have largely been related to intercompany balances. The Company has not experienced any significant credit losses to date as a result of credit risk concentration and does not consider an allowance for doubtful accounts to be necessary.

Additionally, see the Segment and Geographic Concentrations note below, for further concentration disclosure.

Cash and cash equivalents

Cash and cash equivalents include cash on account and short-term investments with original maturities of three months or less and are stated at cost, which approximates fair value.

Deferred financing costs

The Company has recorded deferred financing costs as a result of fees incurred in conjunction with its debt financing activities and includes them on the accompanying consolidated balance sheets as a deduction from the debt liability.  These costs are amortized using the effective interest method over the term of the related debt.  The amortization of deferred financing costs is included in the general and administration expenses in the accompanying Consolidated Statements of Comprehensive Loss.

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

Property and equipment and intangibles

Property and equipment and intangibles are recorded at cost. Amortization is provided using the straight-line method over the estimated lives of the related assets as follows:

Property and equipment:

Research equipment (in years)	3	-	5
Office equipment (in years)		5
Computer equipment and software (in years)		2
Leasehold improvements	Shorter of useful life or term of the lease

 Intangibles:

Patents (in years)	remaining life of patents – 2	-	8

The Company tests the recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company records an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

Income taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  Should they occur, the Company's policy is to classify interest and penalties related to tax positions as income tax expense.  Since the Company's inception, no such interest or penalties have been incurred.

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

Contingencies

The Company records liabilities associated with loss contingencies to the extent that the Company concludes the occurrence of the contingency is probable and that the amount of the related loss is reasonably estimable. We record income from gain contingencies only upon the realization of assets resulting from the favorable outcome of the contingent event. See Note 15, Legal Proceedings, for further information regarding the Company’s current loss contingencies.

Recent accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company will adopt this standard in the first quarter of 2018. The Company is evaluating what impact, if any, this guidance may have on the consolidated financial statements.

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

In addition, the guidance proposes to simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments and eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.

Presentation of debt issuance costs

The FASB issued ASU 2015-03 guidance to simplify the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction for the debt liability as opposed to recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. This is similar to the presentation of debt discounts or premiums. This ASU requires retrospective application which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Deferred financing costs are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt.

3.     CASH AND CASH EQUIVALENTS

	2015	2014

Cash	$2,282,071	$4,604,269
Money market funds	5,000,241	8,000,004
Total cash and cash equivalents
	$7,282,312	$12,604,273

4.     PROPERTY AND EQUIPMENT

	2015
	Cost	Accumulated Amortization	Net Book Value

Research equipment	$1,210,426	$1,116,935	$93,491
Office equipment	78,440	72,015	6,425
Computer equipment and software	56,593	47,170	9,423
Leasehold improvements	15,981	9,867	6,114

	$1,361,440	$1,245,987	$115,453

	2014
	Cost	Accumulated Amortization	Net Book Value

Research equipment	$1,370,361	$1,298,437	$71,924
Office equipment	82,813	72,132	10,681
Computer equipment and software	52,382	39,438	12,944
Leasehold improvements	19,067	8,116	10,951

	$1,524,623	$1,418,123	$106,500

Depreciation expense for the year ended December 31, 2015 was $56,920 (2014 – $88,704).

5.     INTANGIBLES

	2015
	Cost	Accumulated Amortization	Net Book Value

Patents	$599,401	$242,576	$356,825

	2014
	Cost	Accumulated Amortization	Net Book Value

Patents	$586,198	$206,050	$380,148

The patents were acquired from ePixis SA (“ePixis”) on August 12, 2011. The transaction was accounted for as an asset acquisition due to the underlying circumstances of the transaction.

In addition to the $450,000 initial payment for the technology and $75,000 in related transaction costs, the Company paid contingent consideration of approximately $110,000. The contingent consideration related to the achievement of the first milestone as described in Note 13, which occurred during the three months ended June 30, 2015. The weighted average amortization period related to intangible assets acquired during 2015 was 5.7 years. The contingent consideration was not previously recognized as a liability as the probability of payment was deemed remote.

The amount of amortization for patents for the year ended December 31, 2015 was $75,625 (2014: $73,327). Amortization for the next five years is expected to be: $73,594, $66,398, $65,992, $65,640 and $61,695. Future costs incurred to extend the life of the patents will be expensed.

6.     LOSS PER SHARE OF COMMON STOCK

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, warrants, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 10, Stockholders’ Deficiency and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at December 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2015	2014

Convertible preferred stock	994,800	2,996,482
Warrants	699,281	699,281
Stock options	4,045,239	2,797,239
	5,739,320	6,493,002

7. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

The fair value of the Company’s long-term debt is estimated to be $2,598,500 at December 31, 2015 (2014 - $2,885,000).

8.     RELATED PARTY CONVERTIBLE NOTES

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

9.     LONG-TERM DEBT

	2015	2014

Gross proceeds and detachable warrants	$3,000,000	$3,000,000

Less: Portion of gross proceeds attributable to warrants to detachable warrants	(1,027,000)	(1,027,000

Add: accretion of discount, cumulative	597,460	172,374

Less: principal payments	(375,000)	-

Less: deferred financing costs, net	(207,445)	(395,184)
Less: current portion	(900,000)	(375,000)

	$1,088,015	$1,375,190

Contemporaneous with the PLCC Merger, the Company executed a term loan facility in favor of Perceptive Credit Opportunities Fund, LP (the “Lender”) in the amount of $6 million, with the initial advance of $3 million drawn down on August 8, 2014 and the balance becoming available once certain product development milestones have been achieved. Borrowings under the facility are secured by all of the Company’s assets. The amounts drawn on the facility accrue interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The interest rate as of December 31, 2015 was 12%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. Principal payments due under the term loan facility are included in Note 14.

On September 30, 2014, the Company, VBI US, VBI Cda and the Lender executed the First Amendment to Credit Agreement (“Amendment No. 1”). Amendment No. 1 extended the deadline of the milestone requirement for VBI US to enter into a licensing agreement with a global pharmaceuticals company with respect to the Thermostable LPV technology, on terms satisfactory to the Lender, from September 30, 2014 to December 31, 2014 (the “Milestone Requirement”).

On March 19, 2015, the Company, VBI US, VBI Cda and the Lender executed the Second Amendment to Credit Agreement (“Amendment No. 2”). Amendment No. 2 further extends the Milestone Requirement from December 31, 2014 to April 30, 2015, afterwhich there have been no further amendments. The Credit Agreement otherwise remains in full force and effect without modification.

10. STOCKHOLDERS’ DEFICIENCY AND ADDITIONAL PAID-IN CAPITAL

The outstanding preferred shares have been designated Series 1 Convertible Preferred Shares (the “Series 1 Preferred Stock”). The Series 1 Preferred Stock is convertible to common shares at any time at the option of the holder on a one-to-one basis and the liquidation value is equal to the liquidation value of common stock. With respect to dividend distributions and liquidation, the Series 1 Preferred Stock ranks equally to all classes of common stock. Holders of Series 1 Preferred Stock are entitled to vote on all matters submitted to VBI’s common stock holders with a number of votes equal to 41.66% of the number of shares of VBI common stock that such shares of Series 1 Preferred Stock are convertible into.

Common stock split

On July 25, 2014, the Company effected a 1-for-5 reverse stock split of the common stock. The common stock began trading post-split on July 29, 2014 under the new ticker symbol “VBIV”. Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

Common stock issuances

In addition to the common stock issued as part of the PLCC Merger, the Company issued 20,001 restricted common shares to former Paulson employees contemporaneously with the PLCC Merger, effective July 25, 2014. The fair value of the common shares amounted to $85,000 and was determined using the closing price on the effective date of the issuance.

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

On July 30, 2015, the Company issued an aggregate of 17,500 shares of the Company’s common stock pursuant to a consulting agreement as compensation for past services performed by the consultant. An amount of $44,800 was recorded as consulting services expense and included in the general and administration costs under such caption in the accompanying consolidated statements of comprehensive loss. The amount was based on the NASDAQ closing price of $2.56 on July 30, 2015.

On November 10, 2015 and November 12, 2015, a total of 2,001,682 shares of the Company's common stock were issued pursuant to the conversion of 2,001,682 shares of the Series 1 Preferred Stock.

Private placements of common stock

July 2013 PIPE

On July 25, 2013, the Company entered into a series of agreements intended to secure investment in the Company of $5.25 million with two external investors. The investment was made in a private placement transaction which was exempt from registration under the Securities Act, subject to satisfaction of certain conditions. On July 25, 2014, contemporaneously with the PLCC Merger, the transaction closed. The investors received 1,964,974 common shares and 2,711,880 shares of Series 1 Preferred Stock.

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

August 2015 PIPE

On August 13, 2015, the Company entered into a securities purchase agreement by and among the Company and nineteen accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell up to 3,000,000 shares of the Company’s common stock to the Purchasers at a purchase price per share equal to 85% of the average of the volume weighted average prices of the common stock reported by Bloomberg LP for the ten trading days immediately prior to each closing (the “Private Placement”). On August 13, 2015, the Company completed the first closing of the Private Placement, whereby the Company sold 2,285,000 shares its of common stock to certain of the Purchasers at a per share price of $2.10 for gross proceeds equal to $4,798,500. On August 14, 2015, the Company completed the final closing of the Private Placement whereby the Company sold 715,000 shares of its common stock at a per share price of $2.08 for gross proceeds equal to $1,487,200. The Company raised aggregate gross proceeds equal to $6,285,700 and does not owe any commissions in connection with the Private Placement. The Company filed the Resale Registration Statement with the Securities and Exchange Commission on August 27, 2015 and it was declared effective by the Securities and Exchange Commission on September 2, 2015.

Stock option plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan expired in September 2009. On July 25, 2014 the remaining 36,000 shares of common stock were cancelled and as a result there are no longer any common shares reserved for potential future issuance pursuant to this plan. At December 31, 2015, there were no stock options outstanding.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. At December 31, 2015, the maximum number of stock options issuable under the 2006 Plan was 2,724,909 of which 100,541 have been issued and exercised and 2,624,368 were assumed by the Company as part of the PLCC Merger as described in Note 1 and remain outstanding. The 2006 Plan is now administered by the Company’s Board, in connection with recommendations from the Compensation Committee, but the 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan.

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) reserved 300,000 shares of common stock for issuance for equity and cash and equity-linked awards to certain management, consultants and others.  The 2013 Plan was approved by the shareholders on November 8, 2013.

2014 Equity Incentive Plan

On May 1, 2014, the Board adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”), an omnibus equity incentive plan pursuant to which the Company may grant equity and cash and equity-linked awards to certain directors, management, consultants and others in order to promote the success of the Company following the PLCC Merger by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders on July 14, 2014.

The 2014 Plan initially reserved 815,688 shares of the Company’s common stock for issuance (the "Share Reserve"). On the first day of each fiscal year during the period beginning in fiscal year 2014, and ending on the second day of fiscal year 2024, the Share Reserve shall be increased by an amount equal to the lesser of (i) 1,200,000 shares of the Company’s common stock or the equivalent of such number of shares after the Administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction; (ii) 5% of the number of outstanding shares of the Company’s common stock on such date; and (iii) an amount determined by the Board. On April 22, 2015, the Board of Directors increased the Share Reserve by 1,000,638 shares and by a further 1,251,597 shares on January 26, 2016. All future grants will be from the 2014 Plan.

The maximum number of options issuable under the option plans is summarized in the following table:

	Number of Options or Shares
	Options Outstanding	Options Expired	Shares Issued or Exercised	Available for Future Grants	Total

2006 VBI US Stock Option Plan	2,624,368	-	100,541	-	2,724,909
2013 Stock Incentive Plan	8,871	51,129	240,000	-	300,000
2014 Equity Incentive Plan	1,412,000	-	20,001	384,325	1,816,326

Total as at December 31, 2015	4,045,239	51,129	360,542	384,325	4,841,235

Activity related to stock options is as follows:

	Number of Options	Weighted Average Exercise Price

Balance outstanding as at December 31, 2013	880,792	$1.89

Granted	2,008,592	$2.32
Exercised	(41,016)	$0.0001
Forfeited (vested: 51,129; unvested: NIL)	(51,129)	$3.80

Balance outstanding as at December 31, 2014	2,797,239	$2.19

Granted	1,248,000	$2.56

Balance outstanding as at December 31, 2015	4,045,239	$2.30

No stock options expired in 2015 or 2014. Non-vested options at December 31, 2015, and 2014 were 2,440,668 and 1,927,696, respectively.

No options were exercised during the year ended December 31, 2015. The intrinsic value of options exercised during the year ended December 31, 2014 was $88,009. The total fair value of options vested during the years ended December 31, 2015, and 2014 was $1,243,922 and $512,035, respectively.

The aggregate intrinsic value of stock options outstanding at December 31, 2015 and 2014 was $557,830 and $3,201,180 and for options exercisable was $503,080 and $1,142,810, respectively. The intrinsic value of outstanding and exercisable stock options is calculated as the quoted market price of the stock at the balance sheet date less the exercise price of the option.

Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at December 31, 2015	Weighted Average Exercise Price

$1.30	469,596	5.0	441,320	$1.30
$2.15	1,844,579	8.6	653,288	$2.15
$2.56	1,203,000	9.6	125,315	$2.56
$2.63	310,191	3.8	310,191	$2.63
$2.65	45,000	9.3	7,501	$2.65
$3.80	8,871	7.5	8,871	$3.80
$4.25	164,000	8.6	58,085	$4.25

$2.30	4,045,239	8.1	1,604,571	$2.13

Stock-based compensation expense

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

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following assumptions:

	2015			2014

Volatility	82.9%	-	87.8%	82.6%	-	85.2%
Risk free interest rate	1.56%	-	1.87%	1.51%	-	1.92%
Expected term in years		6.25		6.25	-	10
Expected dividend yield		-			-
Weighted average fair value per option		$1.86			$1.40

The fair value of the options expected to vest is recognized as an expense on a straight-line basis over the vesting period. The total stock-based compensation expense recorded in the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31
	2015	2014

Research and development	$324,200	$127,200
General and administrative	879,600	302,210
Total stock-based compensation expense	$1,203,800	$429,410

The risk-free rate was based on the 6-10 year T-Bond Federal Reserve rate. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. As a result, the Company uses the simplified method to determine the expected term of stock options.

The volatility was based on an average of volatility rates over 6 years for a pool of public pharmaceutical or biotechnology companies that are at a comparable stage of development and the Company’s recent historic volatility.

There is $4,533,522 of unrecognized compensation as at December 31, 2015. This expense will be recognized over a weighted average period of 3.0 years. Management estimates the expected life of the options to approximate their actual remaining life of 8.1 years based upon experience to date. The Company issues new shares upon the exercise of stock options.

Warrants

The warrants issued on July 25, 2014, as part of the facility described in Note 9, entitle the Lender to purchase 699,281 common shares with an exercise price of $2.145 which is equal to the price per share of the common stock paid by investors in the $11 million July 2014 PIPE. Assuming the funding of an additional $3 million advance under the facility, which is contingent on the Company achieving certain operational milestones, the Company will issue to the Lender warrants to purchase an additional 699,281 shares of the common stock at an exercise price equal to the 10-day volume weighted average price of the common stock reported by Bloomberg LP for the 10 trading days preceding the date of the advance.

The value attributed to the warrants issued on July 25, 2014 was based on the Black-Scholes option pricing model determined by applying the following assumptions:

Volatility	84.35%
Risk free interest rate (based on 5 year T-Bond Federal Reserve rate)	1.51%
Expected dividend yield	-%
Expected term in years	6.25

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance outstanding as at December 31, 2013	882,627	$1.30

Issued	699,281	$2.145
Expired	(882,627)	$1.30

Balance outstanding as at December 31, 2014 and 2015	699,281	$2.145

11. INCOME TAXES

The Company operates in both U.S. and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined income tax rate with the Company’s effective tax rate and income tax provisions are as follows:

	2015	2014

Net loss	$13,895,737	$14,407,809

Expected statutory rate (recovery)	(40.2%)	(40.2%)
Expected recovery of income tax	(5,586,100)	(5,791,939)
Investment tax credit on excess research and development expenses	(208,000)	(679,000)
Merger transaction costs	421,000	1,861,000
Effect of change of foreign exchange rate	2,165,000	1,499,000
Change in valuation allowance	1,697,000	1,845,665
Effect of foreign tax rate difference	898,000	461,000
Change in tax rates	-	397,000
Stock based compensation	389,000	130,000
Accretion on debt discount	171,000	69,000
Permanent differences & other	53,100	208,274

Provision for income taxes	$-	$-

The US statutory income tax rate of 40.2% is comprised of federal income tax at approximately 35.0% and state income tax at approximately 5.2%. The Canadian statutory income tax rate of 26.5% is comprised of federal income tax at approximately 15.0% and provincial income tax at approximately 11.5%.

The Company has U.S. federal net operating loss carryovers ("NOLs") of approximately $24.3 million and $19.6 million at December 31, 2015 and 2014, respectively, available to offset taxable income which expire beginning in 2026.  If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.  The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

The Company also has Federal Canadian Net Operating Loss carryovers of approximately $22.2 million and $21.1 million, as of December 31, 2015 and December 31, 2014, respectively, available to offset future taxable income which expire beginning in 2026.

At December 31, 2015, the Company has approximately $3.3 million (2014 - $3.7 million) of non-refundable investment tax credits available to carry forward and reduce future years’ Canadian federal income taxes. At December 31, 2015, the Company has approximately $0.6 million (2014 - $0.6 million) of non-refundable investment tax credits available to carry forward and reduce future years’ Ontario (provincial) income taxes. These potential benefits begin to expire in 2026 and have not been recorded in the accounts.

The Company has claimed less research and development expenses for Canadian income tax purposes than has been recorded in the financial statements. As of December 31, 2015, these unclaimed expenses total approximately $12.8 million (2014 - $13.7 million). These are available without expiry to reduce future years’ taxable income in Canada.

The deferred tax asset consists of the following:

	2015	2014

Tax losses	$15,637,000	$13,575,000
SR&ED pool	3,387,000	3,639,000
Investment tax credits	3,006,000	3,277,000
Tax basis exceeding book on capital assets	152,000	124,000
Stock based compensation	173,000	43,000

Deferred tax asset before valuation allowance	22,355,000	20,658,000

Valuation allowance	(22,355,000)	(20,658,000)

Net deferred tax asset	$-	$-

There are no current income taxes owed, nor are any income taxes expected to be owed in the near term.

12. NET CHANGES IN OPERATING WORKING CAPITAL ITEMS

	2015	2014

Investment tax credits receivable	$(21,642)	$(7,166)
Prepaid expenses and deposits	(7,639)	(293,394)
Government receivables	(7,931)	23,072
Accounts payable and accrued liabilities	911,778	711,960

Total net changes in operating working capital items	$874,566	$434,472

13. CONTINGENCIES

Consultants

The Company entered into two consulting agreements with non-affiliated parties on January 17 and 28, 2013, respectively, whereby the Company has agreed to pay each of the consultants performance bonuses ranging from $10,000 to $125,000 for the achievement of the following milestones for a novel vaccine: patent filing; regulatory approval of clinical testing; start of Phase II and III studies; regulatory approval; and reaching cumulative sales of $100 million. Furthermore, the Company is committed to grant each consultant stock options with a fair value equal to $100,000 upon successfully closing a financing as defined in the consulting agreements. Although none of the defined milestones were achieved prior to the date these consolidated financial statements were issued, in good faith the Company is negotiating the issuance of some common shares in lieu of the stock options. The Company may elect to issue shares of common stock in lieu of the stock options should the consultants agree to such terms.

Licensing

In connection with the acquisition of the ePixis technology, VBI also agreed to make certain contingent payments as follows:

Upon the completion of a “Successful Technology Transfer”, as defined in the Sale and Purchase Agreement (“SPA”), to a contract manufacturing organization, VBI paid €101,720 (approximately $110,000 and referred to as the “Transfer Payment”) to the Sellers during the second quarter of 2015. Aside from the $450,000, during 2011, initial payment for the technology and the Transfer Payment of approximately $110,000, there was approximately $75,000 in related transaction costs. The Transfer Payment related to the achievement of the first milestone, which occurred during the three months ended June 30, 2015. The Transfer Payment was not recognized as a liability in the Company’s prior financial statements because the probability of payment had previously been deemed remote.

The Company is committed to make further contingent payments pursuant to defined milestones in the SPA depending on whether there continue to exist any issued and valid claims on the acquired patents. Contingent payments include:

●	Upon first approval in the U.S. or the European Union: €500,000 to €1,000,000;
●	Upon commercialization when cumulative net sales equals or exceeds:
o	€25,000,000: €750,000 to €1,500,000; and,
o	€50,000,000: €1,000,000 to €2,000,000;
●	Upon commercialization by one or more sublicenses when cumulative net sales equals or exceeds:
o	€25,000,000: €375,000 to €750,000;
o	€50,000,000: €375,000 to €750,000;
o	€75,000,000: €500,000 to €1,000,000;
o	€100,000,000: €500,000 to €1,000,000,
o

VBI will be obligated to pay to the Sellers the balance still owing on the total €3,500,000 when either cumulative net sales of €50,000,000 by VBI or €100,000,000 by VBI and its sublicensees is achieved.

The Company is further committed to pay all costs of protecting the patents and making contingent payments to the licensor of the acquired patents pursuant to defined milestones in an amendment to the related license agreement which include: royalty fees ranging between 0.75% and 1.75% depending on the level of net sales; and, lump sum payments ranging from €50,000 to €1,000,000 depending on the stage of clinical development and ultimately commercial approval. Additionally, 5% to 25% of any sublicensing fees depending on stage of clinical development are also payable to the licensor.

Except for the Transfer Payment, which became due upon successful technology transfer to a contract manufacturing organization, the events obliging the Company to make these payments have not yet occurred and the probability of them occurring is not determinable; consequently, no amounts are accrued in respect of these contingencies.

14. COMMITMENTS

Contractual obligations are as follows as of December 31, 2015:

	Contractual obligations
	Operating leases for lab and office space	Principal payments on credit facility and exit fee

2016	$266,100	$900,000
2017	185,100	1,785,000
Total	$451,200	$2,685,000

Rent expense for the year ended December 31, 2015 was $292,100 (2014 - $271,300).

15. LEGAL PROCEEDINGS

On November 26, 2014, a putative class action complaint was filed in the United States District Court, Southern District of New York, Case No. 14-cv-9435, as amended on February 11, 2015 and March 25, 2015, on behalf of pre-Merger shareholders of Paulson Capital (Delaware) Corp. who held shares on October 11, 2013 and were entitled to vote at the 2013 Shareholder Meeting, against the Company and certain individuals who were directors as of the date of the vote, in a matter captioned Furlong et al. v. VBI Vaccines, Inc. et al., making claims arising under Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Definitive Proxy Statement on Schedule 14A filed by the Company with the Commission on October 18, 2013 related to the solicitation of votes from shareholders to authorize the Board to pursue potential restructuring transactions. The plaintiff has asked that the Court declare the action as a class action and certify the plaintiff as the class representative, for compensatory or recissory damages, for costs and expenses and for other equitable relief as the Court deems just and proper. The Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter.

16. SUBSEQUENT EVENTS

On January 28, 2016, VBI issued 466,188 shares of common stock previously reserved with the Company’s transfer agent as the Indemnification Shares as defined in the PLCC Merger Agreement to former shareholders of VBI US following receipt of an indemnification claim from VBI US against the Company pre-PLCC Merger pursuant to Article VI of the PLCC Merger Agreement, which, in addition to the $250,000 of Indemnification Cash (as defined in the PLCC Merger Agreement) received by VBI US in March 2015 in response to an indemnification claim, represents the Company’s total indemnification obligation to the former VBI US shareholders under the PLCC Merger Agreement. The fair value of the shares issued will be expensed in 2016.

On February 8, 2016, VBI Cda entered into an agreement with GlaxoSmithKline Biologicals SA ("GSK"), whereby the Company allowed GSK to evaluate the feasibility of using the Company's technology to formulate a vaccine. The agreement also included an option allowing GSK to negotiate license agreements for the Company's technology in the future. In consideration for granting the option and allowing GSK to conduct the evaluation, GSK paid certain fees upon execution of the agreement. The agreement may be terminated by either party for breach, upon the execution of a license agreement, or after GSK's evaluation is completed, as defined. Certain provisions of the agreement have not been publicly disclosed pending the Securities and Exchange Commission’s review of a Confidential Treatment Request submitted by the Company on February 9, 2016. The Company will recognize revenue under the agreement pursuant to its revenue recognition policy described in Note 2.