Form 10-K/A
period 2015-12-31
VBI VACCINES INC.
filed 2016-03-09
CIK 704159

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

Explanatory Note

VBI Vaccines Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on February 25, 2016 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to amend Exhibit 10.7 (the “Exhibit”) originally filed with the Annual Report. The Company had sought confidential treatment under Rule 406(b) promulgated under the Securities Act of 1933, as amended and Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission's Division of Corporate Finance, is re-filing the Exhibit to address comments the Company received from the Staff in response to its request for confidential treatment.

The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Annual Report. Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Annual Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Annual Report. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company's chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, State of Massachusetts, on this 9th day of March, 2016.

VBI VACCINES INC.

By:	/s/ Jeff Baxter
Jeff R. Baxter, Chief Executive Officer
Principal Executive Officer

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger dated as of May 8, 2014, by and among the Company, VBI (US) and Merger Sub (1)
2.2	Agreement and Plan of Merger, dated as of October 26, 2015, by and among the Company, SciVac and Sub (2)
2.3	First Amendment to Agreement and Plan of Merger, dated as of December 17, 2015 (3)
2.4	Sale and Purchase Agreement between Variation Biotechnologies Inc., ePixis SA and the Persons Listed on Schedule 1 thereto (12)
3.1	Amended and Restated Certificate of Incorporation (4)
3.1.1	Certificate of Designation of Rights and Limitations of Series 1 Convertible Preferred Stock (4)
3.2	Amended and Restated Bylaws (5)
4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (4)
4.2	Form of Delayed Draw Warrant (4)
4.3	Form of Delayed Draw Note (4)
4.4	Initial Term Note issued to PCOF 1, LLC (4)
10.1	VBI Vaccines Inc. 2014 Equity Incentive Plan (6)
10.2	Employment Agreement with Jeff R. Baxter (4)+
10.3	Employment Agreement with Egidio Nascimento (4)+
10.4	Employment Agreement with David E. Anderson (4)+
10.5	Employment Agreement with T. Adam Buckley (4)+
10.6	Employment Agreement with Marc Kirchmeier (4)+
10.7	Credit Agreement and Guaranty dated July 25, 2014 between Variation Biotechnologies (US), Inc., certain Guarantors and PCOF 1, LLC (14)*
10.8	Pledge and Security Agreement, dated July 25, 2014, issued by Variation Biotechnologies (US), Inc. and certain Guarantors in favor of PCOF 1, LLC**
10.9	Director Services Agreement with Steven Gillis (4)+
10.10	Director Services Agreement with Jeff R. Baxter (4)+
10.11	Director Services Agreement with Michel De Wilde (4)+
10.12	Director Services Agreement with Sam Chawla (4)+
10.13	Director Services Agreement (Trent D. Davis) dated July 25, 2014 (4)+
10.14	Director Services Agreement (Alan P. Timmins) dated July 25, 2014 (4)+
10.15	Amendment No. 1 to Director Services Agreement (Steven Gillis) dated July 25, 2014 (4)+
10.16	Amendment No. 1 to Director Services Agreement (Michel de Wilde) dated July 25, 2014 (4)+
10.17	Amendment No. 1 to Director Services Agreement (Sam Chawla) dated July 25, 2014 (4)+
10.18	First Amendment to Credit Agreement dated September 30, 2014 entered into by the registrant, Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC (8)
10.19	Second Amendment to Credit Agreement dated March 19, 2015 entered into by the registrant, Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC(5)
10.20	Collaboration and Option License Agreement, dated April 2, 2015, by and between Variation Biotechnologies Inc. and Sanofi Vaccines Technologies S.A.S.(9)(13)
10.21	Form of Securities Purchase Agreement, dated as of August 13, 2015, by and between VBI Vaccines Inc. and certain accredited investors (10)
10.22	Director Services Agreement with Scott Requadt, dated as of December 8, 2015 (11)+
10.23	GMP-Manufacturing Services Agreement, effective as of September 26, 2014, by and between Variation Biotechnologies Inc. and Paragon Bioservices, Inc. (12)
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

10.26	Lease Agreement, dated May 31, 2012, by and between American Twine Limited Partnership and Variation Biotechnologies (US), Inc., as amended (12)
10.27	Sub-Sublease, dated September 1, 2014, by and between Iogen Corporation and Variation Biotechnologies Inc.(12)

10.28	Evaluation and Option Agreement, dated February 8, 2016, by and between Variation Biotechnologies Inc. and GlaxoSmithKline Biologicals SA (15)**
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
***	Previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
+	Agreement with management.

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